Form 10-Q
period 2013-03-31
TECOGEN INC.
filed 2013-05-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-178697

TECOGEN INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding, March 31, 2013
Common Stock, $0.001 par value	54,447,854

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$680,676	$1,572,785
Short-term investments	182,061	181,859
Accounts receivable, net	3,015,992	2,700,243
Inventory, net	3,405,699	3,356,622
Costs in excess of billing	354,625	—
Due from related party	—	55,837
Prepaid and other current assets	310,043	402,846
Total current assets	7,949,096	8,270,192

Property, plant and equipment, net	702,950	435,612
Intangible assets, net	685,218	372,020
Other assets	39,425	39,425
TOTAL ASSETS	$9,376,689	$9,117,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable, related party	$1,337,500	$1,337,500
Current portion of convertible debentures, related party	90,967	90,967
Accounts payable	1,461,908	1,151,010
Accrued expenses	1,006,540	807,922
Deferred revenue	561,539	677,919
Due to related party	760,535	—
Interest payable, related party	146,972	126,170
Total current liabilities	5,365,961	4,191,488

Long-term liabilities:
Deferred revenue, net of current portion	148,595	142,726
Total liabilities	5,514,556	4,334,214

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,447,854 issued and outstanding at March 31, 2013 and December 31, 2012	54,448	54,448
Additional paid-in capital	16,373,090	16,319,985
Accumulated deficit	(12,620,116)	(11,759,723)
Total Tecogen Inc. stockholders’ equity	3,807,422	4,614,710
Noncontrolling interest	54,711	168,325
Total stockholders’ equity	3,862,133	4,783,035
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,376,689	$9,117,249
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
 (unaudited)

	2013	2012
Revenues
Products	$2,052,665	$1,489,707
Services	1,993,653	1,762,821
	4,046,318	3,252,528
Cost of sales
Products	1,588,668	982,848
Services	1,345,686	855,125
	2,934,354	1,837,973

Gross profit	1,111,964	1,414,555

Operating expenses
General and administrative	1,791,703	1,684,744
Selling	279,370	267,929
	2,071,073	1,952,673

Loss from operations	(959,109)	(538,118)

Other income (expense)
Interest and other income	3,946	14,772
Interest expense	(23,377)	(17,802)
	(19,431)	(3,030)

Loss before income taxes	(978,540)	(541,148)
Consolidated net loss	(978,540)	(541,148)

Less: Loss attributable to the noncontrolling interest	118,147	102,835
Net loss attributable to Tecogen Inc.	$(860,393)	$(438,313)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	52,851,574	52,060,614

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	$54,448	$16,319,985	$(11,759,723)	$168,325	$4,783,035
Stock based compensation expense	—	53,105	—	4,533	57,638
Net loss	—	—	(860,393)	(118,147)	(978,540)
Balance at March 31, 2013	$54,448	$16,373,090	$(12,620,116)	$54,711	$3,862,133

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(978,540)	$(541,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,857	47,892
Provision for losses on accounts receivable	(8,900)	—
Provision (recovery) for inventory reserve	—	3,800
Stock-based compensation	57,638	95,053
Changes in operating assets and liabilities
(Increase) decrease in:
Short-term investments	(202)	(1,997)
Accounts receivable	(306,849)	(797,309)
Inventory	(49,077)	(586,570)
Costs in excess of billing	(354,625)	—
Due from related party	55,837	(49,958)
Prepaid expenses and other current assets	92,803	(78,806)
Increase (decrease) in:
Accounts payable	310,898	201,889
Accrued expenses	198,618	17,731
Deferred revenue	(110,511)	(99,249)
Due to related party	760,535	—
Interest payable, related party	20,802	17,802
Net cash used in operating activities	(255,716)	(1,770,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(313,002)	(68,244)
Purchases of intangible assets	(323,391)	(19,658)
Net cash used in investing activities	(636,393)	(87,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of subsidiary common stock	—	500,000
Net cash provided by financing activities	—	500,000
Net increase (decrease) in cash and cash equivalents	(892,109)	(1,358,772)
Cash and cash equivalents, beginning of the period	1,572,785	3,018,566
Cash and cash equivalents, end of the period	$680,676	$1,659,794
Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013

Note 1 – Description of business and summary of significant accounting policies

Description of business

Tecogen Inc. (the “Company”) (a Delaware Corporation) was organized on November 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. The Company produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. The Company’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2012 in conjunction with our 2012 Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 27, 2013. This form 10-Q should be read in conjunction with that Form 10-K.

The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2013, and of operations and cash flows for the interim periods ended March 31, 2013 and 2012.

The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the reesults to be expected for the year.

The accompanying consolidated financial statements include the accounts of the Company and its 65.0% owned subsidiary Ilios, whose business focus is on advanced heating systems for commercial and industrial applications.

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

Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the three months ended March 31, 2013 and 2012 no revenues were recorded as bill and hold transactions.

TECOGEN INC.

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

In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended March 31, 2013 a loss of approximately $300,000. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

Presentation of Sales Taxes

The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.

Advertising Costs

The Company expenses the costs of advertising as incurred. For the three months ended March 31, 2013 and 2012, advertising expense was approximately $29,000 and $36,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity date, at date of purchase, of three months or less to be cash and cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

TECOGEN INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2013, the Company had a balance of $362,737 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limit of $250,000.

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At March 31, 2013 and December 31, 2012 the allowance for doubtful accounts was $145,500 and $154,400, respectively.

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

 Research and Development Costs/Grants

Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the three months ended March 31, 2013 and 2012, amounts received were $67,144 and $66,019, respectively, which offset the Company’s total research and development expenditures for each of the respective periods. As of March 31, 2013 and December 31, 2012, retainage receivable was $67,775 and $154,700, respectively.

Stock-Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The determination of the fair value of share-based payment

TECOGEN INC.

awards is affected by the Company’s stock price. Since the Company is not publicly traded, the Company considered the sales price of the Common Stock in private placements to unrelated third parties as a measure of the fair value of its Common Stock. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares (see “Note 4 – Stock-based compensation”.)

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

 Other Comprehensive Net Loss

The comprehensive net loss for the three months ended March 31, 2013 and 2012 does not differ from the reported loss.

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

The following table summarizes net revenue by product line and services for the three months ended March 31, 2013 and 2012:

	2013	2012
Products:
Cogeneration	$1,278,156	$582,250
Chiller	774,509	907,457
Total Product Revenue	2,052,665	1,489,707

Services	1,993,653	1,762,821
	$4,046,318	$3,252,528

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

TECOGEN INC.

The Company follows the provisions of the accounting standards relative to accounting for uncertainties in tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. The Company elected to recognize interest and penalties related to income tax matters as a component of income tax expense in the statements of operations. There was no impact on the financial statements as a result of this guidance.

Note 2 – Loss per common share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted loss per share, the Company considers its shares issuable in connection with convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of the common stock for the period. All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, were as follows:

	2013	2012
Loss available to stockholders	$(860,393)	$(438,313)

Weighted average shares outstanding - Basic and diluted	52,851,574	52,060,614
Basic and diluted loss per share	$(0.02)	$(0.01)

Anti-dilutive shares underlying stock options outstanding	4,386,000	4,381,000
Anti-dilutive convertible debentures	303,223	636,557

Note 3 – Demand notes payable, convertible debentures and credit agreement – related party

Demand notes payable to related parties consist of various demand notes outstanding to stockholders totaling $1,337,500 at March 31, 2013 and December 31, 2012. The primary lender is John N. Hatsopoulos, the company’s Chief Executive Officer, who holds $1,300,000 of the demand notes. The demand notes accrue interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes is due upon demand.

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

On May 11, 2009 the Company sold 1,400,000 shares in Ilios at $0.50 per share to George Hatsopoulos and John Hatsopoulos in exchange for the extinguishment of $427,432 in demand notes payable, $109,033 in convertible debentures and $163,535 in accrued interest. The difference between the Company’s purchase price of the Ilios shares and the amount of debt forgiveness was recorded as additional paid-in capital.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 31, 2014, or the Maturity Date. Prepayment of any amounts due under the Credit Agreement may be made at any time without penalty. The Credit Agreement terminates on the Maturity Date. The Company has not yet borrowed any amounts pursuant to the Credit Agreement.

TECOGEN INC.

At March 31, 2013 and December 31, 2012, there were 303,223 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures. At March 31, 2013 and December 31, 2012, the principal amount of the Company’s convertible debentures was $90,967 which is due on September 24, 2013.

Note 4 - Stock-based compensation

Stock-Based Compensation

In 2006, the Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was most recently amended on November 10, 2011 to increase the reserved shares of common stock issuable under the Plan to 7,355,000 (the “Amended Plan”).

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2013 was 540,732.

Stock option activity for the three months ended March 31, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	4,386,000	$0.03-$0.80	$0.49	4.66 years	$1,356,400
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Canceled and forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding, March 31, 2013	4,386,000	$0.03-$0.80	$0.49	4.41 years	$1,356,400
Exercisable, March 31, 2013	3,249,250		$0.43		$1,201,075
Vested and expected to vest, March 31, 2013	4,386,000		$0.49		$1,356,400

Restricted stock activity for the three months ended March 31, 2013 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	1,596,280	$0.36
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2013	1,596,280	$0.36

Stock Based Compensation - Ilios

In 2009, Ilios adopted the 2009 Stock Incentive Plan (the “2009 Plan”) under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2009 Plan cannot be less than the fair market value of the underlying shares on the date of the grant.

TECOGEN INC.

Stock option activity relating to Ilios for the three months ended March 31, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	575,000	$0.10-$0.50	$0.29	7.44 years	$120,000
Granted	—	—	—
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, March 31, 2013	575,000	$0.10-$0.50	$0.29	7.19 years	$120,000
Exercisable, March 31, 2013	56,250		$0.50		$—
Vested and expected to vest, March 31, 2013	575,000		$0.29		$120,000

Restricted stock activity for the Ilios awards, for the three months ended March 31, 2013 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	510,000	$0.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2013	510,000	$0.26

Total stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $57,638 and $95,053, respectively. At March 31, 2013, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $195,718. This amount will be recognized over a weighted average period of 2.57 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

Note 5 – Commitments and contingencies

 Future minimum lease payments under all non-cancelable operating leases as of March 31, 2013 consist of the following:

Years Ending December 31,	Amount
2013	$440,840
2014	566,993
2015	528,940
2016	485,040
2017	491,920
2018 and thereafter	3,241,340
Total	$5,755,073

For the three months ended March 31, 2013 and 2012 rent expense was $116,159 and $41,132, respectively.

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

Note 6 – Noncontrolling interests

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

The table below presents the changes in equity resulting from net loss attributable to Tecogen and transfers to or from noncontrolling interests for the three months ended March 31, 2013 and 2012.

Net loss attributable to Tecogen Inc. and
Transfers (to) from the Noncontrolling Interest
three months ended March 31,

	2013	2012
Net loss attributable to Tecogen Inc.	$(860,393)	$(438,313)
Transfers (to) from the noncontrolling interest
Increase in Tecogen's paid-in capital upon the sale of 1,000,000 Ilios common shares	—	289,606

Net transfers to noncontrolling interest	—	289,606
Change from net loss attributable to Tecogen Inc. and transfers to noncontrolling interest	$(860,393)	$(148,707)

Note 7 – Related party transactions

The Company has five affiliated companies, namely American DG Energy, EuroSite Power, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. None of American DG Energy, EuroSite Power, GlenRose Instruments, Pharos and Levitronix own any shares of the Company, and the Company does not own any shares of American DG Energy, EuroSite Power, GlenRose Instruments, Pharos or Levitronix. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of the Company.

The common stockholders include John N. Hatsopoulos, the Company’s Chief Executive Officer who is also: (a) the Chief Executive Officer and a director of American DG Energy and holds 10.7% of the company’s common stock; (b) the Chairman of EuroSite Power; (c) a director of Ilios and holds 7% of the company’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, and is also: (a) a director of American DG Energy and holds 14% of the company’s common stock; (b) an investor in Ilios and holds 2.7% of the company’s common stock; (c) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock; (d) founder and investor of Pharos and holds 24.4% of the company’s common stock; and (e) an investor of Levitronix and holds 21.4% of the company’s common stock.

On May 11, 2009 the Company sold 1,400,000 shares in Ilios at $0.50 per share to George Hatsopoulos and John Hatsopoulos in exchange for the extinguishment of $427,432 in demand notes payable, $109,033 in convertible debentures and $163,535 in accrued interest. The difference between the Company’s purchase price of the Ilios shares and the amount of debt forgiveness was recorded as additional paid-in capital.

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

TECOGEN INC.

On September 24, 2001, the Company entered into subscription agreements with investors for the sale of convertible debentures. The primary investors were George N. Hatsopoulos, who subscribed for $200,000 of the debentures, and the John N. Hatsopoulos 1989 Family Trust for the benefit of Mr. Hatsopoulos’ adult children, who subscribed for a total amount of $100,000 of the debentures. The debentures accrue interest at a rate of 6% per annum and are due on September 24, 2007. The debentures are convertible, at the option of George N. Hatsopoulos, and the John N. Hatsopoulos 1989 Family Trust for the benefit of Mr. Hatsopoulos’ adult children, into shares of Common Stock at a conversion price of $0.30 per share. On September 30, 2012, the debentures, including accrued interest, were converted into 170,480 shares of Common Stock held in the JNH 1989 Family Trust for the benefit of Nia Marie Hatsopoulos and 170,480 shares of Common Stock held in the JNH 1989 Family Trust for the benefit of Alexander J Hatsopoulos for whom Mr. and Mrs. Paris Nicolaidis are the trustees. Mr. John N. Hatsopoulos disclaims beneficial ownership of the shares held by this trust.

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

On September 30, 2009, a holder of the Company's convertible debentures elected to convert $30,000 of the outstanding principal amount of the debenture, plus accrued interest of $14,433, into 148,111 shares of Common Stock at a conversion price of $0.30 per share. On September 24, 2011, George N. Hatsopoulos, and the John N. Hatsopoulos 1989 Family Trust for the benefit of Mr. Hatsopoulos’ adult children, agreed to extend their term to September 24, 2013 and requested that accrued interest in the amount of $72,959 be converted into the Company’s Common Stock at $0.50 per share (which was the average price of the Company’s stock from September 24, 2001 to September 24, 2011).

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

On March 25, 2013 the Company secured a working capital line of credit with John Hatsopoulos. the Company's Chief Executive Officer, in the amount of $1,000,000. As of March 31, 2013 the Company has not drawn on this line.

John N. Hatsopoulos’ salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 50% of his business time on the affairs of the Company; however such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

On January 1, 2006, the Company entered into a Facilities and Support Services Agreement with American DG Energy for a period of one year, renewable annually, on January 1st, by mutual agreement. That agreement was replaced by the Facilities, Support Services and Business Agreement between the Company and American DG Energy, effective July 1, 2012. Under this agreement, the Company provides American DG Energy with certain office and business support services and also provides pricing based on a volume discount depending on the level of American DG Energy purchases of cogeneration and chiller products. For certain sites, American DG Energy hires the Company to service its chiller and cogeneration products. The Company also provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. Also, under this agreement, American DG Energy has sales representation rights to the Company's products and services in New England.

The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the three months ended March 31, 2013 and 2012, the Company received $36,275 and $148,197, respectively, from American DG Energy, Levitronix LLC and Alexandros Partners LLC. In addition, for the three months ended March 31, 2013 and 2012 the Company received from the same companies, $22,833 and $165,755, respectively, to offset common operating expenses incurred in the administration and maintenance of its corporate office and warehouse facility.

TECOGEN INC.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 27,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.

Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the three months ended March 31, 2013 and 2012 amounted to $225,605 and $357,360, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of March 31, 2013 the total amount due to American DG Energy was $760,535. As of December 31, 2012 the total amount due from American DG Energy was $70,811.

On March 14, 2013 the Company received a prepayment for future 2013 purchases of modules, parts and service from American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of March 31, 2013 the principal balance on this prepayment was $826,822 and is included in Due to related party in the accompanying condensed consolidated balance sheet.

Note 8 – Fair value measurements

The fair value topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$182,061	—	$182,061	—
Total Assets	$182,061	$—	$182,061	$—

The Company’s financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes due from related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At March 31, 2013, the carrying value on the consolidated balance sheet of the debentures and capital lease obligations approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk, which are Level 2 inputs.

TECOGEN INC.

Note 9 - Asset acquisition

On January 9, 2013 the Company purchased certain assets, both tangible and intangible, required to manufacture the generator used in its InVerde product from Danotek Motion Technologies. The aggregate consideration paid by the Company was $497,500, of which $199,230 represents the estimated fair value of machinery and equipment which is depreciated over useful lives ranging from five tofifteen years. The fair value of the machinery and equipment was estimated utilizing a replacement cost method. The balance of $298,270 is included in intangible assets, net in the accompanying condensed consolidated balance sheet. Acquisition related costs were not material to the financial statements and were expensed as incurred to general and administrative expenses.

This transaction was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Under the purchase method of accounting, the total preliminary purchase price has been allocated to the net tangible and intangible assets acquired based on various preliminary estimates of their values by the Company's management. Management's estimates and assumptions are subject to change upon the finalization of the valuation and may be adjusted. The purchase price allocation is not finalized. Valuations of the and intangible assets, intellectual property and know how, have not been completed. There is one reporting unit within the Company.

Under the purchase method of accounting, an acquisition is recorded as of the closing date, reflecting the purchased assets, at their acquisition date fair values. Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value, as a whole, over the net amount of the recognized identifiable assets acquired.

The preliminary allocation of the purchase price for accounting purposes was based upon preliminary estimates and assumptions that are subject to change upon the finalization of the valuations.

Note 10 – Subsequent events

The Company has evaluated subsequent events through the date of this report and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.

Overview

Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water, and air conditioning using automotive engines that have been specially adapted to run on natural gas. In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide opportunity for the facility to incorporate the engine’s waste heat into onsite processes such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).

Results of Operations

First quarter of 2013 Compared to First quarter of 2012

Revenues

Revenues in the first quarter of 2013 were $4,046,318 compared to $3,252,528 in for the same period in 2012, an increase of $793,790 or 24.4%. This increase is due to an increase in the volume of product sales during the period together with an increase in service revenue. Product revenues in the first quarter of 2013 were $2,052,665 compared to $1,489,707 for the same period in 2012, an increase of $562,958 or 37.8%. This increase from the three months ended March 31, 2012 to March 31, 2013 was the aggregate of an increase in cogeneration sales of $695,906 and a decrease in chiller sales of $132,948. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales. As a result, such fluctuation is expected.

Service revenues in the first quarter of 2013 were $1,993,653 compared to $1,762,821 for the same period in 2012, an increase of $230,832 or 13.1%. Our service operation grows along with sales of cogeneration and chiller systems since the majority of our product sales are accompanied by a service contract or time and materials agreement. As a result our “fleet” of units being serviced by our service department naturally grows with product sales.

Cost of Sales

Cost of sales in the first quarter of 2013 was $2,934,354 compared to $1,837,973 for the same period in 2012 an increase of $1,096,381, or 59.7%. During the first quarter of 2013 our gross profit margin was 27.5% compared to 43.5% for the same period in 2012, a decrease of 16.0%. The decrease in overall gross margin is attributable to the recognition of an anticipated future loss of approximately $300,000 on a turnkey project in process as well as the sale of certain Ilios promotional units at below cost.

Contract Research and Development

Contract research and development income, which is classified as an offset to applicable expenses, for the three months ended March 31, 2013 and March 31, 2012 was $67,144 and $66,019, respectively, a increase of $1,125.

TECOGEN INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of March 31, 2013 were $1,791,703 compared to $1,684,744 for the same period in 2012, an increase of $106,959 or 6.3%. This increase was due to internal research and development costs incurred of $76,580 as well as an overall increase in operating costs attributable to being a newly public company.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the first quarter of 2013    was $279,370 compared to $267,929 for the same period in 2012, an increase of $11,441 or 4.3%. This increase is due to the increase in costs associated with trade shows, commissions and royalties during the first quarter of 2013 as compared to the same period in 2012.

Loss from Operations

Loss from operations for the first quarter of 2013 was $959,109 compared to $538,118 for the same period in 2012. The increase in the loss of $420,991 was due to the increase in cost of sales and operating expenses discussed above.

Other Income (Expense), net

Other expense, net for the three months ended March 31, 2013 was $19,431 compared to $3,030 for the same period in 2012. Other income (expense) includes interest income and other income of $3,946, net of interest expense on notes payable of $23,377 for the first quarter of 2013. For the same period in 2012, interest and other income was $14,772 and interest expense was $17,802. The decrease in interest income of $10,826 is the result of short-term investments held during the first quarter of 2012 that were not held during the first quarter of 2013. The increase in interest expense of $5,575 was mainly due to $300,000 of demand notes payable issued during the fourth quarter of 2012.

Provision for Income Taxes

The Company did not record any benefit or provision for income taxes for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, the income tax benefits generated from the Company’s net losses have been fully reserved.

Noncontrolling Interest

The noncontrolling interest share in the losses of Ilios was $118,147 for the three months ended March 31, 2013 compared to $102,835 for the same period in 2012, an increase of $15,312 or 14.9%. The increase was due to an increase in selling costs that Ilios incurred first quarter of 2013 associated with bringing the product to market. Noncontrolling interest ownership percentage as of March 31, 2013 and 2012 was 35.0% and 37.6%, respectively.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2013 was $2,583,135, compared to $4,078,704 at December 31, 2012, a decrease of $1,495,569. Included in working capital were cash and cash equivalents of $680,676 and short-term investments of $182,061 at March 31, 2013, compared to $1,572,785 in cash and cash equivalents and $181,859 in short-term investments at December 31, 2012. The decrease in working capital is due to increased operating expenses, increases in accounts receivable and costs in excess of billing from turnkey projects as well as the lack of any financing activities during the period.

Cash used in operating activities for the three months ended March 31, 2013 was $255,716 compared to $1,788,672 for the same period in March 31, 2012. Our accounts receivable balance increased to $3,015,992 at March 31, 2013 compared to $2,700,243 at December 31, 2012, using $315,749 of cash due to timing of billing, shipments and collections. Costs in excess of billing increased by $354,625 as of March 31, 2013 compared to December 31, 2012, using $354,625 of cash due to timing of billing on our turnkey projects. Our inventory increased to $3,405,699 as of March 31, 2013 compared to $3,356,622 as of March 31, 2012, using $49,077 of cash to purchase inventory to build modules in backlog.

Accounts payable increased to $1,461,908 as of March 31, 2013 from $1,151,010 at December 31, 2012, providing $310,898 in cash to purchase inventory. Accrued expenses increased to $1,006,540 as of March 31, 2013 from $807,922 as of December 31, 2012, providing $198,618 of cash for operations.

TECOGEN INC.

During the first quarter of 2013 our investing activities used $636,393 of cash and included purchases of property and equipment of $313,002 and expenditures related to intangible assets of $323,391.

At March 31, 2013 our commitments included various leases for office and warehouse facilities of $5,755,073 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided either from cash and short-term investment balances, operations or through debt or equity financing.

On March 14, 2013 the Company received a prepayment for future 2013 purchases of modules, parts and service from American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of March 31, 2013 the outstanding balance on this prepayment was $826,822 and is included in Due to related party in the accompanying condensed consolidated balance sheet.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 31, 2014, or the Maturity Date. Prepayment of any amounts due under the Credit Agreement may be made at any time without penalty. The Credit Agreement terminates on the Maturity Date. The Company has not yet borrowed any amounts pursuant to the Credit Agreement.

Based on our current operating plan, we believe existing resources, including our line of credit and cash and cash flows from operations, will be sufficient to meet our working capital requirements for the next twelve months. As we continue to grow our business, our cash requirements may increase. As a result, we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.

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

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to the Condensed Consolidated Financial Statements above and in our 2012 Annual Report. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and in our Annual Report.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

TECOGEN INC.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013.

At March 31, 2013, the Company employed 64 active full-time employees and 3 part-time employees. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2013, no changes have been made to the

TECOGEN INC.

Company's process.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

TECOGEN INC.

Item 6. Exhibits

Exhibit Number		Description of Exhibit

10.1
Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated March 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 25, 2013)

31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 13, 2013.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)