Form 10-Q
period 2013-06-30
TECOGEN INC.
filed 2013-08-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding, June 30, 2013
Common Stock, $0.001 par value	13,574,474

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$269,817	$1,572,785
Short-term investments-restricted	—	181,859
Accounts receivable, net	1,901,256	2,700,243
Inventory, net	3,730,668	3,356,622
Unbilled revenue	107,545	—
Due from related party	—	55,837
Prepaid and other current assets	617,878	402,846
Total current assets	6,627,164	8,270,192

Property, plant and equipment, net	649,309	435,612
Intangible assets, net	784,030	372,020
Goodwill	40,870
Other assets	40,425	39,425
TOTAL ASSETS	$8,141,798	$9,117,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable, related party	$1,337,500	$1,337,500
Current portion of convertible debentures, related party	90,967	90,967
Accounts payable	1,667,587	1,151,010
Accrued expenses	1,014,495	807,922
Deferred revenue	607,500	677,919
Due to related party	535,729	—
Interest payable, related party	167,774	126,170
Total current liabilities	5,421,552	4,191,488

Long-term liabilities:
Deferred revenue, net of current portion	139,586	142,726
Convertible debentures, related party, net of current portion	—	—
Total liabilities	5,561,138	4,334,214

Commitments and contingencies (Note 5)	—	—
Redeemable Common stock, $0.001 par value	—	—

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,574,474 and 13,611,974 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	54,298	54,448
Additional paid-in capital	16,297,928	16,319,985
Common stock subscription	—	—
Accumulated deficit	(13,710,596)	(11,759,723)
Total Tecogen Inc. stockholders’ equity	2,641,630	4,614,710
Noncontrolling interest	(60,970)	168,325
Total stockholders’ equity	2,580,660	4,783,035
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,141,798	$9,117,249
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012
 (unaudited)

	2013	2012
Revenues
Products	$807,854	$1,347,719
Services	1,995,606	2,037,181
	2,803,460	3,384,900
Cost of sales
Products	633,272	973,769
Services	1,356,315	1,023,633
	1,989,587	1,997,402

Gross profit	813,873	1,387,498

Operating expenses
General and administrative	1,679,282	1,673,002
Selling	286,101	197,608
	1,965,383	1,870,610

Loss from operations	(1,151,510)	(483,112)

Other income (expense)
Interest and other income	2,591	13,394
Interest expense	(36,387)	(17,802)
	(33,796)	(4,408)

Loss before income taxes	(1,185,306)	(487,520)
Consolidated net loss	(1,185,306)	(487,520)

Less: Loss attributable to the noncontrolling interest	94,826	90,547
Net loss attributable to Tecogen Inc.	$(1,090,480)	$(396,973)

Net loss per share - basic and diluted	$(0.08)	$(0.03)

Weighted average shares outstanding - basic and diluted	13,205,476	13,114,604

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013 and 2012
 (unaudited)

	2013	2012
Revenues
Products	$2,860,519	$2,837,426
Services	3,989,259	3,800,002
	6,849,778	6,637,428
Cost of sales
Products	2,221,940	1,956,617
Services	2,702,001	1,878,758
	4,923,941	3,835,375

Gross profit	1,925,837	2,802,053

Operating expenses
General and administrative	3,470,985	3,357,746
Selling	565,471	465,537
	4,036,456	3,823,283

Loss from operations	(2,110,619)	(1,021,230)

Other income (expense)
Interest and other income	6,537	28,166
Interest expense	(59,764)	(35,604)
	(53,227)	(7,438)

Loss before income taxes	(2,163,846)	(1,028,668)
Consolidated net loss	(2,163,846)	(1,028,668)

Less: Loss attributable to the noncontrolling interest	212,973	193,382
Net loss attributable to Tecogen Inc.	$(1,950,873)	$(835,286)

Net loss per share - basic and diluted	$(0.15)	$(0.06)

Weighted average shares outstanding - basic and diluted	13,209,165	13,064,879

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	$54,448	$16,319,985	$(11,759,723)	$168,325	$4,783,035
Forfeiture of restricted stock grant	(150)	—	—	(200)	(350)
Stock based compensation expense	—	(22,057)	—	(16,122)	(38,179)
Net loss	—	—	(1,950,873)	(212,973)	(2,163,846)
Balance at June 30, 2013	$54,298	$16,297,928	$(13,710,596)	$(60,970)	$2,580,660

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,163,846)	$(1,028,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	124,847	99,099
Provision (recovery) for losses on accounts receivable	(34,700)	—
Provision (recovery) for inventory reserve	—	3,800
Stock-based compensation	(38,179)	170,550
Changes in operating assets and liabilities
(Increase) decrease in:
Short-term investments	(202)	(4,063)
Accounts receivable	833,687	(620,505)
Inventory	(356,646)	(1,157,945)
Unbilled revenue	(107,545)	—
Due from related party	55,837	(238,081)
Prepaid expenses and other current assets	(215,032)	(67,957)
Other assets	(1,000)	—
Increase (decrease) in:
Accounts payable	516,577	429,344
Accrued expenses	206,573	(29,501)
Deferred revenue	(73,559)	222,382
Due to related party	535,729	—
Interest payable, related party	41,604	35,604
Net cash used in operating activities	(675,855)	(2,185,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(114,767)	(102,365)
Purchases of intangible assets	(196,257)	(25,166)
Asset acquisition	(497,800)	—
Purchases of short-term investments	—	506,345
Sale of short-term investments	182,061	—
Net cash provided by (used in) investing activities	(626,763)	378,814
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of restricted stock	—	480,000
Proceeds from sale of subsidiary common stock	—	500,000
Purchase of unvested restricted stock	(350)	—
Net cash provided by (used in) financing activities	(350)	980,000
Net increase (decrease) in cash and cash equivalents	(1,302,968)	(827,127)
Cash and cash equivalents, beginning of the period	1,572,785	3,018,566
Cash and cash equivalents, end of the period	$269,817	$2,191,439
Supplemental disclosures of cash flows information:
Non-cash investing and financing activities:
Interest paid	$3,836	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2013

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

The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2013, and of operations and cash flows for the interim periods ended June 30, 2013 and 2012.

The results of operations for the interim periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the year.

The accompanying consolidated financial statements include the accounts of the Company and its 63.7% owned subsidiary Ilios, whose business focus is on advanced heating systems for commercial and industrial applications.

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

Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the six months ended June 30, 2013 and 2012 no revenues were recorded as bill and hold transactions.

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

In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the six months ended June 30, 2013 a loss of approximately $300,000 was recorded. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

Presentation of Sales Taxes

The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.

Advertising Costs

The Company expenses the costs of advertising as incurred. For the six months ended June 30, 2013 and 2012, advertising expense was approximately $42,000 and $70,000, respectively.

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

TECOGEN INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2013, the Company had a balance of $19,817 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limit of $250,000.

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At June 30, 2013 and December 31, 2012 the allowance for doubtful accounts was $119,700 and $154,400, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized.

Intangible Assets

Intangible assets subject to amortization include costs incurred by the Company to acquire developed technology discussed in Note 10, product certifications and certain patent costs. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.

Goodwill

The Company's goodwill was recorded as a result of the Company's asset acquisition discussed in Note 9. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity. During the first six months of 2013 the Company determined that no interim impairment test was necessary. Goodwill will be assessed for impairment at least annually or when there are indicators of potential impairment.

TECOGEN INC.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of June 30, 2013.

 Research and Development Costs/Grants

Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the six months ended June 30, 2013 and 2012, amounts received were $106,000 and $81,500, respectively, which offset the Company’s total research and development expenditures for each of the respective periods. As of June 30, 2013 and December 31, 2012, retainage receivable was $109,221 and $154,700, respectively.

Stock-Based Compensation

Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. Since the Company is not actively traded, the Company considered the sales price of the Common Stock in private placements to unrelated third parties as a measure of the fair value of its Common Stock. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares (see “Note 4 – Stock-based compensation”.)

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

 Other Comprehensive Net Loss

The comprehensive net loss for the three and six month periods ended June 30, 2013 and 2012 does not differ from the reported loss.

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

TECOGEN INC.

The following table summarizes net revenue by product line and services for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30 2013	June 30 2012	June 30 2013	June 30 2012
Products:
Cogeneration	$457,486	$637,420	$1,735,642	$1,219,670
Chiller	350,368	710,299	1,124,877	1,617,756
Total Product Revenue	807,854	1,347,719	2,860,519	2,837,426

Services	1,995,606	2,037,181	3,989,259	3,800,002
	$2,803,460	$3,384,900	$6,849,778	$6,637,428

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

Note 2 – Loss per common share

All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and six month periods ended June 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30 2013	June 30 2012	June 30, 2013	June 30, 2012
Loss available to stockholders	$(1,090,480)	$(396,973)	$(1,950,873)	$(835,286)

Weighted average shares outstanding - Basic and diluted	13,205,476	13,114,604	13,209,165	13,064,879
Basic and diluted loss per share	$(0.08)	$(0.03)	$(0.15)	$(0.06)

Anti-dilutive shares underlying stock options outstanding	1,134,000	1,095,250	1,134,000	1,095,250
Anti-dilutive convertible debentures	75,806	159,139	75,806	159,139

Note 3 – Demand notes payable, convertible debentures and credit agreement – related party

Demand notes payable to related parties consist of various demand notes outstanding to stockholders totaling $1,337,500 at June 30, 2013 and December 31, 2012. The primary lender is John N. Hatsopoulos, the company’s Chief Executive Officer, who holds $1,300,000 of the demand notes. The demand notes accrue interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes is due upon demand.

TECOGEN INC.

On September 24, 2001, the Company entered into subscription agreements with three investors for the sale of convertible debentures in the aggregate principal amount of $330,000. The primary investors were George N. Hatsopoulos, a member of the board of directors, who subscribed for $200,000 of the debentures and John N. Hatsopoulos, the Company’s Chief Executive Officer, who subscribed for $100,000 of the debentures. The debentures accrue interest at a rate of 6% per annum and are due six years from issuance date. The debentures are convertible, at the option of the holder, into a number of shares of Common Stock as determined by dividing the original principal amount plus accrued and unpaid interest by a conversion price of $1.20.

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

At June 30, 2013 and December 31, 2012, there were 75,806 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures. At June 30, 2013 and December 31, 2012, the principal amount of the Company’s convertible debentures was $90,967 which is due on September 24, 2013.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 31, 2014, or the Maturity Date. Prepayment of any amounts due under the Credit Agreement may be made at any time without penalty. The Credit Agreement terminates on the Maturity Date. As of June 30, 2013, the Company had not yet borrowed any amounts pursuant to the Credit Agreement.

Note 4 - Stock-based compensation

Stock-Based Compensation

In 2006, the Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was most recently amended on November 10, 2011 to increase the reserved shares of common stock issuable under the Plan to 1,838,750 (the “Amended Plan”).

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2013 was 97,683.

Stock option activity for the six months ended June 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,096,500	$0.12-$3.20	$1.96	4.66 years	$1,356,400
Granted	37,500	3.20	3.20	—	—
Exercised	—	—	—	—	—
Canceled and forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding, June 30, 2013	1,134,000	$0.12-$3.20	$2.00	4.19 years	$1,356,400
Exercisable, June 30, 2013	812,313		$1.72		$1,201,075
Vested and expected to vest, June 30, 2013	1,134,000		$2.00		$1,356,400

TECOGEN INC.

Restricted stock activity for the six months ended June 30, 2013 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	399,070	$1.44
Granted	—	—
Vested	—	—
Forfeited	(37,500)	2.60
Unvested, June 30, 2013	361,570	$1.31

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

Stock option activity relating to Ilios for the six months ended June 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	575,000	$0.10-$0.50	$0.29	7.44 years	$120,000
Granted	—	—	—
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, June 30, 2013	575,000	$0.10-$0.50	$0.29	7.19 years	$120,000
Exercisable, June 30, 2013	56,250		$0.50		$—
Vested and expected to vest, June 30, 2013	575,000		$0.29		$120,000

Restricted stock activity for the Ilios awards, for the six months ended June 30, 2013 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	510,000	$0.26
Granted	—	—
Vested	—	—
Forfeited	(200,000)	0.50
Unvested, June 30, 2013	310,000	$0.10

Total stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $(38,131) due to forfeitures of unvested stock and $170,550, respectively. At June 30, 2013, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $164,294. This amount will be recognized over a weighted average period of 2.94 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

TECOGEN INC.

Note 5 – Commitments and contingencies

 Future minimum lease payments under all non-cancelable operating leases as of June 30, 2013 consist of the following:

Years Ending December 31,	Amount
2013	$298,702
2014	579,495
2015	535,349
2016	485,040
2017	491,920
2018 and thereafter	3,241,340
Total	$5,631,846

For the six months ended June 30, 2013 and 2012 rent expense was $244,153 and $97,174, respectively.

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

Note 6 – Noncontrolling interests

Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the percentages in this Note 6.

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

The table below presents the changes in equity resulting from net loss attributable to Tecogen and transfers to or from noncontrolling interests for the six months ended June 30, 2013 and 2012.

Net loss attributable to Tecogen Inc. and
Transfers (to) from the Noncontrolling Interest
six months ended June 30,

	2013	2012
Net loss attributable to Tecogen Inc.	$(1,950,873)	$(835,286)
Transfers (to) from the noncontrolling interest
Increase in Tecogen's paid-in capital upon the sale of 1,000,000 Ilios common shares	—	289,606

Net transfers to noncontrolling interest	—	289,606
Change from net loss attributable to Tecogen Inc. and transfers to noncontrolling interest	$(1,950,873)	$(545,680)

TECOGEN INC.

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

The common stockholders include John N. Hatsopoulos, the Company’s Chief Executive Officer who is also: (a) the Chief Executive Officer and a director of American DG Energy and holds 10.7% of the company’s common stock; (b) the Chairman of EuroSite Power; (c) a director of Ilios and holds 6.7% of the company’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, and is also: (a) a director of American DG Energy and holds 13.9% of the company’s common stock; (b) an investor in Ilios and holds 3.0% of the company’s common stock; (c) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock; (d) founder and investor of Pharos and holds 24.4% of the company’s common stock; and (e) an investor of Levitronix and holds 21.4% of the company’s common stock.

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

On September 24, 2001, the Company entered into subscription agreements with investors for the sale of convertible debentures. The primary investors were George N. Hatsopoulos, who subscribed for debentures having an initial principal amount of $200,000; the John N. Hatsopoulos 1989 Family Trust for the benefit of Nia Marie Hatsopoulos, or the Nia Hatsopoulos Trust, which subscribed for debentures having an initial principal amount of $50,000; and John N. Hatsopoulos 1989 Family Trust for the benefit of Alexander John Hatsopoulos, or the Alexander Hatsopoulos Trust, which subscribed for debentures having an initial principal amount of $50,000. Nia Hatsopoulos and Alexander Hatsopoulos are John N. Hatsopoulos's adult children. John N. Hatsopoulos disclaims beneficial ownership of any shares held by these trusts. The debentures accrue interest at a rate of 6% per annum and were due on September 24, 2007. The debentures are convertible, at the option of the holder, into shares of common stock at a conversion price of $1.20 per share.

On September 24, 2007, George N. Hatsopoulos, the Nia Hatsopoulos Trust and the Alexander Hatsopoulos Trust, holding debentures representing a majority of the then-outstanding principal amount of the debentures, agreed to extend the debenture term to September 24, 2011.

On May 11, 2009, George N. Hatsopoulos converted $109,033 of the principal amount under the debentures held by him, together with accrued interest in the amount of $90,967 into 400,000 shares of common stock of Ilios, the Company's then newly-formed subsidiary, at a conversion price of $0.50 per share. The difference between the Company's purchase price of the Ilios shares and the amount of debt forgiveness was recorded as additional paid-in capital.

On September 30, 2009, Joseph J. Ritchie elected to convert the outstanding principal amount under the debenture held by him, $30,000, together with accrued interest of $14,433, into 37,028 shares of the Company's common stock at a conversion price of $1.20 per share.

TECOGEN INC.

On September 24, 2011, George N. Hatsopoulos, the Nia Hatsopoulos Trust and the Alexander Hatsopoulos Trust, holding debentures representing a majority of the then-outstanding principal amount of the debentures, agreed to extend the term of the debentures to September 24, 2013 and requested that accrued interest in the aggregate amount of approximately $72,960 be converted into the Company's common stock at $2.00 per share (which was the average price of the Company's stock between September 24, 2001 and September 24, 2011). In connection with this, the Company issued 6,474 shares of common stock to George N. Hatsopoulos, 15,003 shares of common stock to the Nia Hatsopoulos Trust and 15,003, shares of common stock to the Alexander Hatsopoulos Trust.

On September 30, 2012, the remaining principal amount under the debentures held by the Nia Hatsopoulos Trust and the Alexander Hatsopoulos Trust, including the applicable accrued interest, was converted into 42,620 shares of common stock issued to each of the Nia Hatsopoulos Trust and the Alexander Hatsopoulos Trust.

On May 11, 2009, John Hatsopoulos converted an aggregate of $427,432 in principal amount under demand notes held by him, together with accrued interest in the amount of $72,568 into 1,000,000 shares of common stock of Ilios at a conversion price of $0.50 per share. The difference between the Company's purchase price of the Ilios shares and the amount of debt forgiveness was recorded as additional paid-in capital.

In addition, on September 10, 2008, the Company entered into a demand note agreement with John N. Hatsopoulos, in the principal amount of $250,000 and at an annual interest rate of 5%. On September 7, 2011, the Company entered into an additional demand note agreement with John N. Hatsopoulos, in the principal amount of $750,000 and at an annual interest rate of 6%. On November 30, 2012, the Company entered into an additional demand note agreement with John N. Hatsopoulos in the principal amount of $300,000 at an annual interest rate of 6%. Unpaid principal and interest on the demand notes are due upon demand.

On March 25, 2013 the Company secured a working capital line of credit with John Hatsopoulos. the Company's Chief Executive Officer, in the amount of $1,000,000. As of June 30, 2013 the Company has not drawn on this line.

John N. Hatsopoulos’ salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 50% of his business time on the affairs of the Company; however such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

On January 1, 2006, the Company entered into a Facilities and Support Services Agreement with American DG Energy for a period of one year, renewable annually, on January 1st, by mutual agreement. That agreement was replaced by the Facilities, Support Services and Business Agreement between the Company and American DG Energy, effective July 1, 2013. Under this agreement, the Company provides American DG Energy with certain office and business support services and also provides pricing based on a volume discount depending on the level of American DG Energy purchases of cogeneration and chiller products. For certain sites, American DG Energy hires the Company to service its chiller and cogeneration products. The Company also provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. Also, under this agreement, American DG Energy has sales representation rights to the Company's products and services in New England.

The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the six months ended June 30, 2013 and 2012, the Company received $64,721 and $99,468, respectively, from American DG Energy, Levitronix LLC and Alexandros Partners LLC. In addition, for the six months ended June 30, 2013 and 2012 the Company received from the same companies, $42,555 and $201,260, respectively, to offset common operating expenses incurred in the administration and maintenance of its corporate office and warehouse facility.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 27,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.

Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the six months ended June 30, 2013 and 2012 amounted to $384,415 and $972,911, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of June 30, 2013 the total amount due to American DG Energy was $531,692, which is included in due to related party on the accompanying condensed consolidated balance sheet. As of December 31, 2012 the total amount due from American DG Energy was $70,811.

TECOGEN INC.

On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of June 30, 2013 the principal balance on this prepayment was $614,789 and is included in due to related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.

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

The Company’s financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, related party demand notes payable and related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At June 30, 2013, the carrying value on the consolidated balance sheet of the notes payable, convertible debentures and capital lease obligations approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk, which are Level 2 inputs.

Note 9 - Asset acquisition

On January 9, 2013 the Company purchased certain assets, both tangible and intangible, required to manufacture the generator used in its InVerde product from Danotek Motion Technologies. The aggregate consideration paid by the Company was $497,500, of which $17,400 represents the fair value of inventory and $199,530 represents the estimated fair value of property, plant and equipment which is depreciated over useful lives ranging from 5 to 8.5 years. The fair value of the property, plant and equipment was estimated utilizing a replacement cost method. In addition, $240,000 of the purchase consideration represents the fair value of identified intangible assets using a relief from royalty method with a useful life of fifteen years. The balance of $40,870 is included in goodwill in the accompanying condensed consolidated balance sheet, which consists largely of economies of scale expected from combining the manufacturing of the generator into Tecogen's operations. Acquisition related costs were not material to the financial statements and were expensed as incurred to general and administrative expenses.

This transaction was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Under the purchase method of accounting, the total purchase price has been allocated to the net tangible and intangible assets acquired based on estimates of their values by the Company's management. There is one reporting unit within the Company.

Under the purchase method of accounting, an acquisition is recorded as of the closing date, reflecting the purchased assets, at their acquisition date fair values. Intangible assets that are identifiable are recognized separately from goodwill which is measured and recognized as the excess of the fair value, as a whole, over the net amount of the recognized identifiable assets acquired.

TECOGEN INC.

The purchase price has been allocated as follows:

Inventory	$17,400
Machinery and equipment	171,910
Computer equipment	22,070
Tooling	5,550
Developed technology	240,000
Goodwill	40,870
$497,800

Note 10 - Intangible assets other than goodwill

As of June 30, 2013 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Patent costs	$355,961	$29,192
Product certifications	290,660	69,399
Developed technology	240,000	4,000
	$886,621	$102,591

The aggregate amortization expense of the Company's intangible assets for the six months ended June 30, 2013 and 2012 was $24,247 and $15,457, respectively.

Estimated future annual amortization expense related to the intangible assets is as follows:

2013	$29,450
2014	94,640
2015	94,640
2016	94,640
2017	94,640
Thereafter	376,020
$784,030

Note 11 – Subsequent events

The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.

On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with American DG Energy Inc., or American DG Energy. The Amendment renews the term of the Facilities, Support Services and Business Agreement between the Company and American DG Energy for a one year period, beginning on July 1, 2013.

On August 13, 2013 the Company amended its Revolving Line of Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer to increase the available borrowing amount to $1,500,000. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. As of August 14, 2013 the outstanding balance under the note was $650,000.

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

Results of Operations

Second quarter of 2013 Compared to Second quarter of 2012

Revenues

Revenues in the second quarter of 2013 were $2,803,460 compared to $3,384,900 in for the same period in 2012, a decrease of $581,440 or 17.2%. This decrease is due to a decrease in the volume of product shipments during the period. Product revenues in the second quarter of 2013 were $807,854 compared to $1,347,719 for the same period in 2012, a decrease of $539,865 or 40.1%. This decrease from the three months ended June 30, 2012 to June 30, 2013 was the aggregate of a decrease in cogeneration sales of $179,934 and a decrease in chiller sales of $359,931. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales. As a result, such fluctuation is expected.

Service revenues in the second quarter of 2013 were $1,995,606 compared to $2,037,181 for the same period in 2012, a slight decrease of $41,575 or 2.0%. Our service operation grows along with sales of cogeneration and chiller systems since the majority of our product sales are accompanied by a service contract or time and materials agreement. As a result our “fleet” of units being serviced by our service department naturally grows with product sales.

Cost of Sales

Cost of sales in the second quarter of 2013 was $1,989,587 compared to $1,997,402 for the same period in 2012 a decrease of $7,815, or 0.4%. During the second quarter of 2013 our overall gross profit margin was 29.0% compared to 41.0% for the same period in 2012, a decrease of 12.0%. The decrease in overall gross margin is attributable to the recognition of expected loss on certain turnkey projects in process as well as the sale of certain promotional Ilios units at below cost.

Contract Research and Development

Contract research and development income, which is classified as an offset to applicable expenses, for the three months ended June 30, 2013 and June 30, 2012 was $38,900 and $15,500, respectively, an increase of $23,400 due to increased activity on the grant.

TECOGEN INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the second quarter of June 30, 2013 were $1,679,282 compared to $1,673,002 for the same period in 2012, an increase of $6,280 or 0.4%. This increase was due to an overall increase in operating costs attributable to being a newly public company and financing activities.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the second quarter of 2013 were $286,101 compared to $197,608 for the same period in 2012, an increase of $88,493 or 44.8%. This increase is due to the increase in costs associated with trade shows, commissions and royalties during the second quarter of 2013 as compared to the same period in 2012.

Loss from Operations

Loss from operations for the second quarter of 2013 was $1,151,510 compared to $483,112 for the same period in 2012. The increase in the loss of $668,398 was due to the increase in cost of sales and operating expenses discussed above.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2013 was $33,796 compared to $4,408 for the same period in 2012. Other income (expense) includes interest income and other income of $2,591, net of interest expense on notes payable of $36,387 for the second quarter of 2013. For the same period in 2012, interest and other income was $13,394 and interest expense was $17,802. The decrease in interest income of $10,803 is the result of short-term investments held during the second quarter of 2012 that were not held during the second quarter of 2013. The increase in interest expense of $18,585 was mainly due to $300,000 of demand notes payable issued during the fourth quarter of 2012.

Provision for Income Taxes

The Company did not record any benefit or provision for income taxes for the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, the income tax benefits generated from the Company’s net losses have been fully reserved.

Noncontrolling Interest

The noncontrolling interest share in the losses of Ilios was $94,826 for the three months ended June 30, 2013 compared to $90,547 for the same period in 2012, an increase of $4,279 or 4.7%. The increase was due to an increase in selling costs that Ilios incurred in the second quarter of 2013 associated with bringing the product to market. Noncontrolling interest ownership percentage as of June 30, 2013 and 2012 was 35.0% and 37.6%, respectively. Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the noncontrolling interest ownership percentage.

First six months of 2013 Compared to First six months of 2012

Revenues

Revenues in the first six months of 2013 were 6,849,778 compared to 6,637,428 in for the same period in 2012, an increase of $212,350 or 3.2%. This increase is partially due to an increase in the volume of product shipments during the period. Product revenues in the first six months of 2013 were $2,860,519 compared to $2,837,426 for the same period in 2012, an increase of $23,093 or 0.8%. This increase from the six months ended June 30, 2012 to June 30, 2013 was the aggregate of an increase in cogeneration sales of $515,972 and a decrease in chiller sales of $492,879. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales. As a result, such fluctuation is expected.

Service revenues in the first six months of 2013 were $3,989,259 compared to $3,800,002 for the same period in 2012, an increase of $189,257 or 5.0%. Our service operation grows along with sales of cogeneration and chiller systems since the majority of our product sales are accompanied by a service contract or time and materials agreement.

TECOGEN INC.

Cost of Sales

Cost of sales in the first six months of 2013 was $4,923,941 compared to $3,835,375 for the same period in 2012 a increase of $1,088,566, or 28.4%. During the first six months of 2013 our overall gross profit margin was 28.1% compared to 42.2% for the same period in 2012, a decrease of 14.1%. The decrease in overall gross margin is attributable to the recognition of an anticipated future loss of approximately $300,000 on a turnkey project in process as well as the sale of certain Ilios promotional units at below cost.

Contract Research and Development

Contract research and development income, which is classified as an offset to applicable expenses, for the six months ended June 30, 2013 and June 30, 2012 was $106,000 and $81,500, respectively, an increase of $24,500.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first six months of 2013 were $3,470,985 compared to $3,357,746 for the same period in 2012, an increase of $113,239 or 3.4%. This increase was due to internal research and development costs incurred of $156,000 as well as an overall increase in operating costs attributable to being a newly public company and financing activities.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the first six months of 2013 was $565,471 compared to $465,537 for the same period in 2012, an increase of $99,934 or 21.5%. This increase is due to the increase in costs associated with trade shows, commissions and royalties during the first six months of 2013 as compared to the same period in 2012.

Loss from Operations

Loss from operations for the first six months of 2013 was $2,110,619 compared to $1,021,230 for the same period in 2012. The increase in the loss of $1,089,389 was due to the increase in cost of sales and operating expenses discussed above.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2013 was $53,227 compared to $7,438 for the same period in 2012. Other income (expense) includes interest income and other income of $6,537, net of interest expense on notes payable of $59,764 for the first quarter of 2013. For the same period in 2012, interest and other income was $28,166 and interest expense was $35,604. The decrease in interest income of $21,629 is the result of short-term investments held during the first six months of 2012 that were not held during the first six months of 2013. The increase in interest expense of $24,160 was mainly due to $300,000 of demand notes payable issued during the fourth quarter of 2012.

Provision for Income Taxes

The Company did not record any benefit or provision for income taxes for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, the income tax benefits generated from the Company’s net losses have been fully reserved.

Noncontrolling Interest

The noncontrolling interest share in the losses of Ilios was $212,973 for the six months ended June 30, 2013 compared to $193,382 for the same period in 2012, an increase of $19,591 or 10.1%. The increase was due to an increase in selling costs that Ilios incurred in the first six months of 2013 associated with bringing the product to market. Noncontrolling interest ownership percentage as of June 30, 2013 and 2012 was 35.0% and 37.6%, respectively. Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the noncontrolling interest ownership percentage.

TECOGEN INC.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2013 was $1,205,612, compared to $4,078,704 at December 31, 2012, a decrease of $2,873,092. Included in working capital were cash and cash equivalents of $269,817 at June 30, 2013, compared to $1,572,785 in cash and cash equivalents and $181,859 in short-term investments at December 31, 2012. The decrease in working capital is due to increased operating expenses, increases in inventory, property and equipment, intangible assets, inventory and unbilled revenue from turnkey projects as well as the lack of any financing activities during the period.

Cash used in operating activities for the six months ended June 30, 2013 was $675,855 compared to $2,185,941 for the same period in 2012. Our accounts receivable balance decreased to $1,901,256 at June 30, 2013 compared to $2,700,243 at December 31, 2012, using $798,987 of cash due to timing of billing, shipments and collections. unbilled revenue increased by $107,545 as of June 30, 2013 compared to December 31, 2012, using $107,545 of cash due to timing of billing on our turnkey projects. Our inventory increased to $3,730,668 as of June 30, 2013 compared to $3,356,622 as of December 31, 2012, using $374,046 of cash to purchase inventory to build modules in backlog.

As of August 9, 2013, the Company's backlog of product and installation projects (and excluding service contracts) was $9.7 million. We expect approximately 68% of this backlog will be recognized as revenue in the final half of 2013. Our inventory balances have increased to support production demands, tightening available working capital. As discussed below, we have drawn upon our working capital line of credit in the third quarter of 2013 to support this activity as needed.

Accounts payable increased to $1,667,587 as of June 30, 2013 from $1,151,010 at December 31, 2012, providing $516,577 in cash to purchase inventory. Accrued expenses increased to $1,014,495 as of June 30, 2013 from $807,922 as of December 31, 2012, providing $206,573 of cash for operations.

During the first six months of 2013 our investing activities used $626,763 of cash and included purchases of property and equipment of $114,767 and expenditures related to intangible assets of $196,257 and goodwill of $40,870.

At June 30, 2013 our commitments included various leases for office and warehouse facilities of $5,631,846 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided from cash balances, operations or through debt or equity financing.

On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of June 30, 2013 the outstanding balance on this prepayment was $614,789 and is included in due to related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. On August 13, 2013, the Company and Mr. Hatsopoulos agreed to increase the amount that may be outstanding under the Credit Agreement to $1,500,000. Repayment of the principal amount borrowed, together with accrued interest, pursuant to the Credit Agreement will be due on March 31, 2014, or the Maturity Date. Prepayment of any amounts due under the Credit Agreement may be made at any time without penalty, provided that prepayment of interest may not be made prior to January 1, 2014. The Credit Agreement terminates on the Maturity Date. As of August 13, 2013 the Company has borrowed $650,000 pursuant to the Credit Agreement at an interest rate of 4.75%.

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

TECOGEN INC.

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

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013.

TECOGEN INC.

At June 30, 2013, the Company employed 62 active full-time employees and 3 part-time employees. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2013, no changes have been made to the Company's process.

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

Item 5. Other Information

On August 13, 2013, the Company entered into an amendment to the Credit Agreement with John N. Hatsopoulos, the Company's Chief Executive Officer, to increase the amount that may be outstanding under the Credit Agreement from 1,000,000 to 1,500,000 and to provide that accrued interest would be paid on the maturity date, rather than quarterly. The amendment also provides that accrued interest may be prepaid without penalty, provided that prepayment is not made prior to January 1, 2014.

The foregoing description of the amendment to the Credit Agreement is not complete and is subject to and qualified in its entirety by reference to the amendment to the Credit Agreement, a copy of which is attached as Exhibit 10.1, and which amendment to the Credit Agreement is incorporated herein by reference.

TECOGEN INC.

Item 6. Exhibits

Exhibit Number		Description of Exhibit

3.1	-	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's current report on Form 8K filed July 25. 2013)

3.2	—
Amended and Restated Bylaws (incorporated by reference to the registrant's Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697))

10.1	-	Amendment, dated as of July 1, 2013, between the Company and American DG Energy Inc. (Incorporated by reference to the Company's current report on Form 8K filed July 3, 2013)

10.2*	-	First Amendment to the Revolving Line of Credit Agreement, dated August 13, 2013, between the Company and John N. Hatsopoulos

31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 14, 2013.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)