Form 10-Q
period 2013-09-30
TECOGEN INC.
filed 2013-11-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding, September 30, 2013
Common Stock, $0.001 par value	13,574,474

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$492,734	$1,572,785
Short-term investments-restricted	—	181,859
Accounts receivable, net	2,301,012	2,700,243
Unbilled revenue	140,081	—
Inventory, net	4,335,207	3,356,622
Due from related party	—	55,837
Prepaid and other current assets	530,519	402,846
Total current assets	7,799,553	8,270,192

Property, plant and equipment, net	644,983	435,612
Intangible assets, net	904,605	372,020
Goodwill	40,870	—
Other assets	72,425	39,425
TOTAL ASSETS	$9,462,436	$9,117,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable, related party	$2,537,500	$1,337,500
Current portion of convertible debentures, related party	90,967	90,967
Accounts payable	2,897,641	1,151,010
Accrued expenses	1,091,277	807,922
Deferred revenue	909,575	677,919
Due to related party	396,328	—
Interest payable, related party	198,723	126,170
Total current liabilities	8,122,011	4,191,488

Long-term liabilities:
Deferred revenue, net of current portion	182,024	142,726
Total liabilities	8,304,035	4,334,214

Commitments and contingencies (Note 5)
Redeemable Common stock, $0.001 par value	—	—

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,574,474 and 13,611,974 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	54,298	54,448
Additional paid-in capital	16,327,096	16,319,985
Accumulated deficit	(15,098,275)	(11,759,723)
Total Tecogen Inc. stockholders’ equity	1,283,119	4,614,710
Noncontrolling interest	(124,718)	168,325
Total stockholders’ equity	1,158,401	4,783,035
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,462,436	$9,117,249
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
 (unaudited)

	2013	2012
Revenues
Products	$779,455	$1,354,013
Services	2,113,785	1,698,543
	2,893,240	3,052,556
Cost of sales
Products	571,803	846,679
Services	1,228,805	1,021,453
	1,800,608	1,868,132

Gross profit	1,092,632	1,184,424

Operating expenses
General and administrative	1,697,330	1,493,652
Selling	488,895	450,305
Aborted public offering costs	320,924	—
	2,507,149	1,943,957

Loss from operations	(1,414,517)	(759,533)

Other income (expense)
Interest and other income	7,256	10,214
Interest expense	(45,072)	(17,802)
	(37,816)	(7,588)

Loss before income taxes	(1,452,333)	(767,121)
Consolidated net loss	(1,452,333)	(767,121)

Less: Loss attributable to the noncontrolling interest	64,654	92,516
Net loss attributable to Tecogen Inc.	$(1,387,679)	$(674,605)

Net loss per share - basic and diluted	$(0.11)	$(0.05)

Weighted average shares outstanding - basic and diluted	13,212,894	13,166,080

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013 and 2012
 (unaudited)

	2013	2012
Revenues
Products	$3,639,974	$4,191,439
Services	6,103,044	5,498,545
	9,743,018	9,689,984
Cost of sales
Products	2,793,743	2,803,296
Services	3,930,806	2,900,211
	6,724,549	5,703,507

Gross profit	3,018,469	3,986,477

Operating expenses
General and administrative	5,168,315	4,851,398
Selling	1,054,366	915,842
Aborted public offering costs	320,924	—
	6,543,605	5,767,240

Loss from operations	(3,525,136)	(1,780,763)

Other income (expense)
Interest and other income	13,793	38,380
Interest expense	(104,836)	(53,406)
	(91,043)	(15,026)

Loss before income taxes	(3,616,179)	(1,795,789)
Consolidated net loss	(3,616,179)	(1,795,789)

Less: Loss attributable to the noncontrolling interest	277,627	285,898
Net loss attributable to Tecogen Inc.	$(3,338,552)	$(1,509,891)

Net loss per share - basic and diluted	$(0.25)	$(0.11)

Weighted average shares outstanding - basic and diluted	13,212,894	13,166,080

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	$54,448	$16,319,985	$(11,759,723)	$168,325	$4,783,035
Forfeiture of restricted stock grant	(150)	—	—	(200)	(350)
Stock based compensation expense	—	7,111	—	(15,216)	(8,105)
Net loss	—	—	(3,338,552)	(277,627)	(3,616,179)
Balance at September 30, 2013	$54,298	$16,327,096	$(15,098,275)	$(124,718)	$1,158,401

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,616,179)	$(1,795,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,260	150,751
Provision (recovery) for losses on accounts receivable	(34,700)	—
Provision (recovery) for inventory reserve	—	5,800
Stock-based compensation	(8,105)	232,828
Non-cash interest expense	—	6,100
Changes in operating assets and liabilities
(Increase) decrease in:
Short-term investments	(202)	(4,497)
Accounts receivable	433,931	(538,435)
Inventory	(961,185)	(1,483,876)
Unbilled revenue	(140,081)	—
Due from related party	55,837	(141,725)
Prepaid expenses and other current assets	(127,673)	(332,751)
Other assets	(33,000)	—
Increase (decrease) in:
Accounts payable	1,746,631	93,426
Accrued expenses	283,355	(123,372)
Deferred revenue	270,954	329,771
Due to related party	396,328	—
Interest payable, related party	72,553	47,306
Net cash used in operating activities	(1,467,276)	(3,554,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163,824)	(172,587)
Purchases of intangible assets	(332,862)	(92,965)
Cash paid for asset acquisition	(497,800)	—
Purchases of short-term investments	—	506,345
Sale of short-term investments	182,061	—
Net cash provided by (used in) investing activities	(812,425)	240,793
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of demand notes payable, related party	1,200,000	—
Proceeds from issuance of restricted stock	—	480,000
Proceeds from sale of subsidiary common stock	—	500,000
Purchase of unvested restricted stock	(350)	—
Net cash provided by (used in) financing activities	1,199,650	980,000
Net increase (decrease) in cash and cash equivalents	(1,080,051)	(2,333,670)
Cash and cash equivalents, beginning of the period	1,572,785	3,018,566
Cash and cash equivalents, end of the period	$492,734	$684,896
Supplemental disclosures of cash flows information:
Cash paid for asset acquisition:
Inventory	$17,400	$—
Property and equipment	$199,530	$—
Intangible assets	$240,000	$—
Goodwill	$40,870	$—
Non-cash investing and financing activities:
Interest paid	$7,235	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2013

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

The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2013, and of operations and cash flows for the interim periods ended September 30, 2013 and 2012. The results of operations for the interim periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the year.

The accompanying consolidated financial statements include the accounts of the Company and its 65.0% owned subsidiary Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. With the inclusion of unvested restricted stock awards, the Company's owns 63.7% of Ilios.

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

Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company.  For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted.  For the nine months ended September 30, 2013 and 2012 no revenues were recorded as bill and hold transactions.

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

In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the nine months ended September 30, 2013 a loss of approximately $300,000 was recorded. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.

Presentation of Sales Taxes

The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.

Advertising Costs

The Company expenses the costs of advertising as incurred. For the nine months ended September 30, 2013 and 2012, advertising expense was approximately $147,000 and $133,000, respectively.

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

TECOGEN INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2013, the Company had a balance of $144,091 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limit of $250,000.

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At September 30, 2013 and December 31, 2012 the allowance for doubtful accounts was $119,700 and $154,400, respectively.

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

Goodwill

The Company's goodwill was recorded as a result of the Company's asset acquisition discussed in Note 9. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity. During the first nine months of 2013 the Company determined that no interim impairment test was necessary. Goodwill will be assessed for impairment at least annually or when there are indicators of potential impairment.

TECOGEN INC.

Common Stock

The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of September 30, 2013.

Off Balance Sheet Arrangements

On July 22, 2013, the Company’s Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts.
Research and Development Costs/Grants

Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the nine months ended September 30, 2013 and 2012, amounts received were approximately $115,150 and $101,400, respectively, which offset the Company’s total research and development expenditures for each of the respective periods. As of September 30, 2013 and December 31, 2012, retainage receivable was approximately $138,350 and $154,700, respectively.

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

 Other Comprehensive Net Loss

The comprehensive net loss for the three and nine month periods ended September 30, 2013 and 2012 does not differ from the reported loss.

TECOGEN INC.

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

The following table summarizes net revenue by product line and services for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30 2013	September 30 2012	September 30 2013	September 30 2012
Products:
Cogeneration	$706,098	$1,070,013	$2,441,740	$2,687,769
Chiller	73,357	284,000	1,198,234	1,503,670
Total Product Revenue	779,455	1,354,013	3,639,974	4,191,439

Services	2,113,785	1,698,543	6,103,044	5,498,545
	$2,893,240	$3,052,556	$9,743,018	$9,689,984

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

Note 2 – Loss per common share

All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and nine month periods ended September 30, 2013 and 2012, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30 2013	September 30 2012	September 30, 2013	September 30, 2012
Loss available to stockholders	$(1,387,679)	$(674,605)	$(3,338,552)	$(1,509,891)

Weighted average shares outstanding - Basic and diluted	13,212,894	13,166,080	13,212,894	13,166,080
Basic and diluted loss per share	$(0.11)	$(0.05)	$(0.25)	$(0.11)

Anti-dilutive shares underlying stock options outstanding	1,134,000	1,095,250	1,134,000	1,095,250
Anti-dilutive convertible debentures	75,806	75,806	75,806	75,806

TECOGEN INC.

Note 3 – Demand notes payable, convertible debentures and credit agreement – related party

Demand notes payable to related parties consist of various demand notes outstanding to stockholders totaling $2,537,500 at September 30, 2013 and $1,337,500 at December 31, 2012. The primary lender is John N. Hatsopoulos, the company’s Chief Executive Officer, who holds $1,300,000 of the demand notes. The demand notes accrue interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes is due upon demand.

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

At September 30, 2013 and December 31, 2012, there were 75,806 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures. At September 30, 2013 and December 31, 2012, the principal amount of the Company’s convertible debentures was $90,967 which was due on October 31, 2013. On October 18, 2013 the convertible debentures were converted into shares of common stock as discussed in Note 11.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 31, 2014. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014.The Credit Agreement terminates on March 31, 2014. As of September 30, 2013, the Company has borrowed $1,200,000 pursuant to the Credit Agreement.

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

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2013 was 97,683.

TECOGEN INC.

Stock option activity for the nine months ended September 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	1,096,500	$0.12-$3.20	$1.96	4.66 years	$1,356,400
Granted	37,500	3.20	3.20	—	—
Exercised	—	—	—	—	—
Canceled and forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding, September 30, 2013	1,134,000	$0.12-$3.20	$2.00	3.94 years	$1,356,400
Exercisable, September 30, 2013	815,438		$1.73		$1,201,075
Vested and expected to vest, September 30, 2013	1,134,000		$2.00		$1,356,400

Restricted stock activity for the nine months ended September 30, 2013 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	399,070	$1.44
Granted	—	—
Vested	—	—
Forfeited	(37,500)	2.60
Unvested, September 30, 2013	361,570	$1.31

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

Stock option activity relating to Ilios for the nine months ended September 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	575,000	$0.10-$0.50	$0.29	7.44 years	$120,000
Granted	—	—	—
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, September 30, 2013	575,000	$0.10-$0.50	$0.29	6.69 years	$120,000
Exercisable, September 30, 2013	62,500		$0.50		$—
Vested and expected to vest, September 30, 2013	575,000		$0.29		$120,000

TECOGEN INC.

Restricted stock activity for the Ilios awards, for the nine months ended September 30, 2013 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2012	510,000	$0.26
Granted	—	—
Vested	—	—
Forfeited	(200,000)	0.50
Unvested, September 30, 2013	310,000	$0.10

Total stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $(8,105) due to forfeitures of unvested stock and $232,828, respectively. At September 30, 2013, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $107,651. This amount will be recognized over a weighted average period of 2.72 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

Note 5 – Commitments and contingencies

 Future minimum lease payments under all non-cancelable operating leases as of September 30, 2013 consist of the following:

Years Ending December 31,	Amount
2013	$149,352
2014	579,495
2015	535,349
2016	485,040
2017	491,920
2018 and thereafter	3,241,340
Total	$5,482,496

For the nine months ended September 30, 2013 and 2012 rent expense was $364,308 and $329,021, respectively.

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

The table below presents the changes in equity resulting from net loss attributable to Tecogen and transfers to or from noncontrolling interests for the nine months ended September 30, 2013 and 2012.

Net loss attributable to Tecogen Inc. and
Transfers (to) from the Noncontrolling Interest
Nine Months Ended September 30,

	2013	2012
Net loss attributable to Tecogen Inc.	$(3,338,552)	$(1,509,891)
Transfers (to) from the noncontrolling interest
Increase in Tecogen's paid-in capital upon the sale of 1,000,000 Ilios common shares	—	289,605

Net transfers to noncontrolling interest	—	289,605
Change from net loss attributable to Tecogen Inc. and transfers to noncontrolling interest	$(3,338,552)	$(1,220,286)

Note 7 – Related party transactions

The Company has five affiliated companies, namely American DG Energy Inc., or American DG Energy, EuroSite Power Inc., GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. None of American DG Energy, EuroSite Power, GlenRose Instruments, Pharos and Levitronix own any shares of the Company, and the Company does not own any shares of American DG Energy, EuroSite Power, GlenRose Instruments, Pharos or Levitronix. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of the Company.

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

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000 from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Interest is due and payable quarterly in arrears. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 31, 2014, or the Maturity Date. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014.The Credit Agreement terminates on the Maturity Date. As of September 30, 2013 the Company has borrowed $1,200,000 pursuant to the Credit Agreement.

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

On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with American DG Energy Inc., or American DG Energy. The Amendment renewed the term of the Facilities, Support Services and Business Agreement between the Company and American DG Energy for a one year period, beginning on July 1, 2013.

The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the nine months ended September 30, 2013 and 2012, the Company received $93,167 and $126,399, respectively, from American DG Energy, Levitronix LLC and Alexandros Partners LLC. In addition, for the nine months ended September 30, 2013 and 2012 the Company received from the same companies, $64,932 and $88,021, respectively, to offset common operating expenses incurred in the administration and maintenance of its corporate office and warehouse facility.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 27,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.

Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the nine months ended September 30, 2013 and 2012 amounted to $546,279 and $1,596,420, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of September 30, 2013 the total amount due to American DG Energy was $396,328, which is included in due to related party on the accompanying condensed consolidated balance sheet. As of December 31, 2012 the total amount due from American DG Energy was $70,811.

On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of September 30, 2013 the principal balance on this prepayment was $420,317 and is included in due to related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.

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

TECOGEN INC.

The Company’s financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, related party demand notes payable and related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At September 30, 2013, the carrying value on the consolidated balance sheet of the notes payable, convertible debentures and capital lease obligations approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk, which are Level 2 inputs.

Note 9 - Asset acquisition

On January 9, 2013 the Company purchased certain assets, both tangible and intangible, required to manufacture the generator used in its InVerde product from Danotek Motion Technologies. The aggregate consideration paid by the Company was $497,800, of which $17,400 represents the fair value of inventory and $199,530 represents the estimated fair value of property, plant and equipment which is depreciated over useful lives ranging from 5 to 8.5 years. The fair value of the property, plant and equipment was estimated utilizing a replacement cost method. In addition, $240,000 of the purchase consideration represents the fair value of identified intangible assets using a relief from royalty method with a useful life of fifteen years. The balance of $40,870 is included in goodwill in the accompanying condensed consolidated balance sheet, which consists largely of economies of scale expected from combining the manufacturing of the generator into Tecogen's operations. Acquisition related costs were not material to the financial statements and were expensed as incurred to general and administrative expenses.

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

The purchase price has been allocated as follows:

Inventory	$17,400
Machinery and equipment	171,910
Computer equipment	22,070
Tooling	5,550
Developed technology	240,000
Goodwill	40,870
$497,800

Note 10 - Intangible assets other than goodwill

As of September 30, 2013 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Patent costs	$411,181	$33,516
Product certifications	372,046	76,135
Developed technology	240,000	8,971
	$1,023,227	$118,622

The aggregate amortization expense of the Company's intangible assets for the nine months ended September 30, 2013 and 2012 was $24,247 and $15,457, respectively.

TECOGEN INC.

Estimated future annual amortization expense related to the intangible assets is as follows:

2013	$24,581
2014	111,945
2015	111,945
2016	111,945
2017	111,945
Thereafter	432,244
$904,605

Note 11 – Subsequent events

On October 3, 2013, the Company signed a demand note for $450,000, which accrues interest at 6%, to John N. Hatsopoulos, the Company's Chief Executive Officer.

From October 16, 2013 to November 14, 2013, 60 accredited investors purchased 744,378 shares of the Company's common stock at $4.50 per share, for an aggregate amount of $3,349,700.

On October 18, 2013, George N. Hatsopoulos elected to convert the outstanding principal balance of the debenture held by him of $90,967 into 75,806 shares of the Company's common stock at a conversion price of $1.20 per share. In addition, Mr. Hatsopoulos requested that the accrued interest earned in 2012 in the amount of $6,913 be converted into 2,161 shares of the Company's common stock at a conversion price of $3.20 per share and that the accrued interest earned on or after January 1, 2013 in the amount of $4,366 be converted into 970 shares of the Company's common stock at a conversion price of $4.50 per share.

On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the ADG Amendment, American DG Energy. The Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and American DG Energy.

On November 12, 2013, Ilios entered into the First Amendment to the Sales Representative Agreement with American DG Energy Inc. The Amendment modifies and defines territories covered under the Agreement.

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

Results of Operations

Third quarter of 2013 Compared to Third quarter of 2012

Revenues

Revenues in the third quarter of 2013 were $2,893,240 compared to $3,052,556 in for the same period in 2012, a decrease of $159,316 or 5.2%. This decrease is due to a decrease in the volume of product shipments during the period. Product revenues in the third quarter of 2013 were $779,455 compared to $1,354,013 for the same period in 2012, a decrease of $574,558 or 42.4%. This decrease from the three months ended September 30, 2012 to September 30, 2013 was the aggregate of a decrease in cogeneration sales of $363,915 and a decrease in chiller sales of $210,643. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales. As a result, such fluctuation is expected.

Service revenues in the third quarter of 2013 were $2,113,785 compared to $1,698,543 for the same period in 2012, an increase of $415,242 or 24.4%. Our service operation grows along with sales of cogeneration and chiller systems since the majority of our product sales are accompanied by a service contract or time and materials agreement. As a result our “fleet” of units being serviced by our service department naturally grows with product sales.

Cost of Sales

Cost of sales in the third quarter of 2013 was $1,800,608 compared to $1,868,132 for the same period in 2012 a decrease of $67,524, or 3.6%. During the third quarter of 2013 our overall gross profit margin was 37.8% compared to 38.8% for the same period in 2012, a slight decrease of 1.0%.

Contract Research and Development

Contract research and development income, which is classified as an offset to applicable expenses, for the three months ended September 30, 2013 and September 30, 2012 was $9,094 and $19,892, respectively, a decrease of $10,798.

TECOGEN INC.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the third quarter of September 30, 2013 were $1,697,330 compared to $1,493,652 for the same period in 2012, an increase of $203,678 or 13.6%. This increase was due to an overall increase in operating costs attributable to an increase in internal research and development activities of $83,100 as well as the costs associated with being a newly public company and financing activities.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the third quarter of 2013 were $488,895 compared to $450,305 for the same period in 2012, an increase of $38,590 or 8.6%. This increase is due to the increase in costs associated with trade shows, commissions and royalties during the third quarter of 2013 as compared to the same period in 2012.

In addition, the initial public offering activities, which took place during the third quarter of 2013, was aborted and therefore cost associated with this offering of $320,924 were charged to expense rather than against equity as no equity was raised.

Loss from Operations

Loss from operations for the third quarter of 2013 was $1,414,517 compared to $759,533 for the same period in 2012. The increase in the loss of $654,984 was due to the decrease in revenue and increase in operating expenses discussed above.

Other Income (Expense), net

Other expense, net for the three months ended September 30, 2013 was $37,816 compared to $7,588 for the same period in 2012. Other income (expense) includes interest income and other income of $7,256, net of interest expense on notes payable of $45,072 for the third quarter of 2013. For the same period in 2012, interest and other income was $10,214 and interest expense was $17,802. The decrease in interest income of $2,958 is the result of short-term investments held during the third quarter of 2012 that were not held during the third quarter of 2013. The increase in interest expense of $27,270 was mainly due to the increase in demand notes payable issued during the fourth quarter of 2012 and later.

Provision for Income Taxes

The Company did not record any benefit or provision for income taxes for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, the income tax benefits generated from the Company’s net losses have been fully reserved.

Noncontrolling Interest

The noncontrolling interest share in the losses of Ilios was $64,654 for the three months ended September 30, 2013 compared to $92,516 for the same period in 2012, a decrease of $27,862 or 30.1%. The decrease was due to a decrease in the noncontrolling interest ownership as well as a decrease in the Ilios loss in the third quarter of 2013 as compared to the same period in 2012. Noncontrolling interest ownership percentage as of September 30, 2013 and 2012 was 35.0% and 37.6%, respectively. Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the noncontrolling interest ownership percentage.

First nine months of 2013 Compared to First nine months of 2012

Revenues

Revenues in the first nine months of 2013 were 9,743,018 compared to 9,689,984 in for the same period in 2012, an increase of $53,034 or 0.5%. Product revenues in the first nine months of 2013 were $3,639,974 compared to $4,191,439 for the same period in 2012, a decrease of $551,465 or 13.2%. This decrease from the nine months ended September 30, 2012 to September 30, 2013 was due to a decrease in both cogeneration and chiller shipments sales of $246,029 and $305,436, respectively. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is only recognized upon shipment. As a result, such fluctuation is expected.

TECOGEN INC.

Service revenues in the first nine months of 2013 were $6,103,044 compared to $5,498,545 for the same period in 2012, an increase of $604,499 or 11.0%. This increase was due to an increase in service contracts and time and materials activities that accompanied products sold by us in prior periods.

Cost of Sales

Cost of sales in the first nine months of 2013 was $6,724,549 compared to $5,703,507 for the same period in 2012 a increase of $1,021,042, or 17.9%. During the first nine months of 2013 our overall gross profit margin was 31.0% compared to 41.1% for the same period in 2012, a decrease of 10.1%. The decrease in overall gross margin is attributable to the recognition of an anticipated future loss of approximately $300,000 on a turnkey project in process as well as the sale of certain Ilios promotional units at below cost.

Contract Research and Development

Contract research and development income, which is classified as an offset to applicable expenses, for the nine months ended September 30, 2013 and September 30, 2012 was $115,150 and $101,400, respectively, an increase of $13,750.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first nine months of 2013 were $5,168,315 compared to $4,851,398 for the same period in 2012, an increase of $316,917 or 6.5%. This increase was due to internal research and development costs incurred of $283,425 as well as an overall increase in operating costs attributable to being a newly public company and financing activities.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the first nine months of 2013 was $1,054,366 compared to $915,842 for the same period in 2012, an increase of $138,524 or 15.1%. This increase is due to the increase in costs associated with trade shows, commissions and royalties during the first nine months of 2013 as compared to the same period in 2012.

In addition, costs associated with our abandoned public offering during the third quarter of 2013 in the amount of $320,924 were charged to expense rather than against equity, as no equity was raised.

Loss from Operations

Loss from operations for the first nine months of 2013 was $3,525,136 compared to $1,780,763 for the same period in 2012. The increase in the loss of $1,744,373 was due to the increase in cost of sales and operating expenses discussed above.

Other Income (Expense), net

Other expense, net for the nine months ended September 30, 2013 was $91,043 compared to $15,026 for the same period in 2012. Other income (expense) includes interest income and other income of $13,793, net of interest expense on notes payable of $104,836 for the first quarter of 2013. For the same period in 2012, interest and other income was $38,380 and interest expense was $53,406. The decrease in interest income of $24,587 is the result of short-term investments held during the first nine months of 2012 that were not held during the first nine months of 2013. The increase in interest expense of $51,430 was mainly due to demand notes payable issued during the fourth quarter of 2012 and the third quarter of 2013.

Provision for Income Taxes

The Company did not record any benefit or provision for income taxes for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, the income tax benefits generated from the Company’s net losses have been fully reserved.

TECOGEN INC.

Noncontrolling Interest

The noncontrolling interest share in the losses of Ilios was $277,627 for the nine months ended September 30, 2013 compared to $285,898 for the same period in 2012, a decrease of $8,271 or 2.9%. The decrease was due to a decrease in the noncontrolling interest ownership in the first nine months of 2013 as compared to the same period in 2012. Noncontrolling interest ownership percentage as of September 30, 2013 and 2012 was 35.0% and 37.6%, respectively. Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the noncontrolling interest ownership percentage.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2013 was $(322,458), compared to $4,078,704 at December 31, 2012, a decrease of $4,401,162. Included in working capital were cash and cash equivalents of $492,734 at September 30, 2013, compared to $1,572,785 in cash and cash equivalents and $181,859 in short-term investments at December 31, 2012. The decrease in working capital is due to increased operating expenses, increases in inventory, property and equipment, intangible assets, inventory and unbilled revenue from turnkey projects as well as the lack of any financing activities during the period.

Cash used in operating activities for the nine months ended September 30, 2013 was $1,467,276 compared to $3,554,463 for the same period in 2012. Our accounts receivable balance decreased to $2,301,012 at September 30, 2013 compared to $2,700,243 at December 31, 2012, using $399,231 of cash due to timing of billing, shipments and collections. Unbilled revenue increased by $140,081 as of September 30, 2013 compared to December 31, 2012, using $140,081 of cash due to timing of billing on our turnkey projects. Our inventory increased to $4,335,207 as of September 30, 2013 compared to $3,356,622 as of December 31, 2012, using $978,585 of cash to purchase inventory to build modules in backlog.

As of November 4, 2013, the Company's backlog of product and installation projects (and excluding service contracts) was $10.5 million, consisting of $6.5 million of purchase orders actually received by us and $4 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. We expect approximately 47% of this backlog will be recognized as revenue in the final quarter of 2013. Revenue expected to be recognized in a future period is comprised of a portion of the beginning backlog and expected new product sales. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry. Our inventory balances have increased to support production demands, tightening available working capital. As discussed below, we have drawn upon our working capital line of credit in the third quarter of 2013 to support this activity as needed.

Accounts payable increased to $2,897,641 as of September 30, 2013 from $1,151,010 at December 31, 2012, providing $1,746,631 in cash to purchase inventory. Accrued expenses increased to $1,091,277 as of September 30, 2013 from $807,922 as of December 31, 2012, providing $283,355 of cash for operations.

During the first nine months of 2013 our investing activities used $812,425 of cash and included purchases of property and equipment of $163,824 and expenditures related to intangible assets of $332,862 and an asset acquisition of $497,800.

At September 30, 2013 our commitments included various leases for office and warehouse facilities of $5,482,496 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided from cash balances, operations or through debt or equity financing.

On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of September 30, 2013 the outstanding balance on this prepayment was $420,317 and is included in due to related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.

On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. On August 13, 2013, the Company and Mr. Hatsopoulos agreed to increase the amount that may be outstanding under the Credit Agreement to $1,500,000. Repayment of the principal amount borrowed, together with accrued interest, pursuant to the Credit Agreement will be due on March 31, 2014. Prepayment of any amounts due under the Credit Agreement may be made at any time without penalty, provided that prepayment of interest may not be

TECOGEN INC.

made prior to January 1, 2014. The Credit Agreement terminates on the March 31, 2014. As of November 14, 2013 the Company has borrowed $1,200,000 pursuant to the Credit Agreement at an interest rate of 4.75%.

On October 3, 2013, the Company signed a demand note for $450,000, which accrues interest at 6%, to John N. Hatsopoulos, the Company's Chief Executive Officer.

Based on our current operating plan, we believe existing resources, including our line of credit and cash and cash flows from operations, will be sufficient to meet our working capital requirements in the short term. As we continue to grow our business, our cash requirements are expected increase. As a result, we will need to raise additional capital through an equity offering to meet our operating and capital needs for future growth. As of November 14, 2013 the Company has raised $3,349,700 under this private placement.

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

Off-Balance Sheet Arrangements

On July 22, 2013, the Company’s Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. We do not have any other off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013.

At September 30, 2013, the Company employed 62 active full-time employees and 3 part-time employees. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

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

TECOGEN INC.

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of September 30, 2013, no changes have been made to the Company's process.

TECOGEN INC.

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

Item 5. Other Information

On October 3, 2013, the Company signed a demand note for $450,000, which accrues interest at 6%, to John N. Hatsopoulos, the Company's Chief Executive Officer.

On November 12, 2013, the Company entered into the Second Amendment to the Facilities, Support Services and Business Agreement, or the ADG Amendment, American DG Energy. The Amendment modifies the exclusivity arrangement of the Facilities, Support Services and Business Agreement between the Company and American DG Energy.

On November 12, 2013, Ilios entered into the First Amendment to the Sales Representative Agreement with American DG Energy Inc. The Amendment modifies and defines territories covered under the Agreement.

TECOGEN INC.

Item 6. Exhibits

Exhibit Number		Description of Exhibit

10.1*	-	Second Amendment, dated November 12, 2013, between the Company and American DG Energy Inc.

10.2*	-	First Amendment, dated November 12, 2013, to the Sales Representative Agreement between Ilios Inc. and American DG Energy Inc.

10.3*	-	Demand Promissory Note between John N Hatsopoulos, CEO and the Company, dated October 3, 2013

31.1*	-	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	-	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 14, 2013.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)