Form 10-K/A
period 2013-12-31
TECOGEN INC.
filed 2014-04-01
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non -accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ¬ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 28, 2013.

As of March 31, 2014, the registrant’s shares of common stock outstanding were: 15,156,600.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Tecogen Inc., or the Company, for the fiscal year ended December 31, 2013 filed on March 31, 2014, or the Original Filing, contains only the cover page, explanatory note, signature page and Exhibit 23.1. The purpose of this amendment on Form 10-K/A is to file Exhibit 23.1, which was inadvertently omitted from the Original Filing due to a technical error in uploading all of the Company’s Form 10-K exhibits to the Securities and Exchange Commission website. Other than filing Exhibit 23.1, this amendment on Form 10-K/A does not modify or update the Original Filing in any way.

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

Dated: April 1, 2014