Form 10-Q
period 2014-03-31
TECOGEN INC.
filed 2014-05-15
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36103

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding, March 31, 2014
Common Stock, $0.001 par value	15,161,600

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,946,891	$7,713,899
Short-term investments, restricted	583,720	—
Accounts receivable, net	4,249,889	3,740,885
Unbilled revenue	718,108	646,398
Inventory, net	3,473,257	3,343,793
Due from related party	306,305	—
Deferred financing costs	134,234	140,433
Prepaid and other current assets	475,888	340,013
Total current assets	11,888,292	15,925,421
Property, plant and equipment, net	634,560	638,026
Intangible assets, net	969,777	953,327
Goodwill	40,870	40,870
Other assets	40,425	72,425
TOTAL ASSETS	$13,573,924	$17,630,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable and line of credit, related party	$—	$2,950,000
Senior convertible promissory note, related party	3,000,000	3,000,000
Accounts payable	1,864,044	2,338,046
Accrued expenses	1,407,452	1,139,554
Deferred revenue	1,008,248	613,915
Due to related party	—	119,667
Interest payable, related party	—	198,450
Total current liabilities	7,279,744	10,359,632
Long-term liabilities:
Deferred revenue, net of current portion	262,701	204,544
Total liabilities	7,542,445	10,564,176

Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,161,600 and 15,155,200 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	15,162	15,155
Additional paid-in capital	22,508,013	22,463,996
Accumulated deficit	(16,229,257)	(15,209,212)
Total Tecogen Inc. stockholders’ equity	6,293,918	7,269,939
Noncontrolling interest	(262,439)	(204,046)
Total stockholders’ equity	6,031,479	7,065,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,573,924	$17,630,069
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013
 (unaudited)

	2014	2013
Revenues
Products	$1,944,776	$2,052,665
Services	2,270,981	1,993,653
	4,215,757	4,046,318
Cost of sales
Products	1,404,439	1,588,668
Services	1,385,092	1,345,686
	2,789,531	2,934,354

Gross profit	1,426,226	1,111,964

Operating expenses
General and administrative	2,052,126	1,791,703
Selling	421,620	279,370
	2,473,746	2,071,073

Loss from operations	(1,047,520)	(959,109)

Other income (expense)
Interest and other income	3,085	3,946
Interest expense	(34,770)	(23,377)
	(31,685)	(19,431)

Loss before income taxes	(1,079,205)	(978,540)
Consolidated net loss	(1,079,205)	(978,540)

Less: Loss attributable to the noncontrolling interest	59,160	118,147
Net loss attributable to Tecogen Inc.	$(1,020,045)	$(860,393)

Net loss per share - basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding - basic and diluted	14,796,413	13,212,894

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$15,155	$22,463,996	$(15,209,212)	$(204,046)	$7,065,893
Sale of restricted common stock	2	6,298	—	—	6,300
Exercise of stock options	5	5,995	—	—	6,000
Stock based compensation expense	—	31,724	—	767	32,491
Net loss	—	—	(1,020,045)	(59,160)	(1,079,205)
Balance at March 31, 2014	$15,162	$22,508,013	$(16,229,257)	$(262,439)	$6,031,479

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079,205)	$(978,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,601	55,857
Recovery (provision) for losses on accounts receivable	50,600	(8,900)
Stock-based compensation	32,491	57,638
Changes in operating assets and liabilities
(Increase) decrease in:
Short-term investments	—	(202)
Accounts receivable	(559,604)	(306,849)
Unbilled revenue	(71,710)	(354,625)
Inventory	(129,464)	(49,077)
Due from related party	(306,305)	55,837
Prepaid expenses and other current assets	(135,875)	92,803
Other assets	32,000	—
Increase (decrease) in:
Accounts payable	(474,002)	310,898
Accrued expenses	267,898	198,618
Deferred revenue	452,490	(110,511)
Due to related party	(119,667)	760,535
Interest payable, related party	(198,450)	20,802
Net cash used in operating activities	(2,153,202)	(255,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,964)	(313,002)
Purchases of intangible assets	(36,422)	(323,391)
Purchases of short-term investments	(583,720)	—
Net cash used in investing activities	(676,106)	(636,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on demand notes payable and line of credit to related parties	(2,950,000)	—
Exercise of stock options	6,300	—
Proceeds from sale of subsidiary common stock	6,000	—
Net cash provided by (used in) financing activities	(2,937,700)	—
Net increase (decrease) in cash and cash equivalents	(5,767,008)	(892,109)
Cash and cash equivalents, beginning of the period	7,713,899	1,572,785
Cash and cash equivalents, end of the period	$1,946,891	$680,676
Supplemental disclosures of cash flows information:
Cash paid for interest	$233,220	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2014
Note 1 – Description of business and summary of significant accounting policies
Description of business
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2013 in conjunction with our 2013 Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 31, 2014 and amended on April 1, 2014. This form 10-Q should be read in conjunction with our Annual Report.
The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2014, and of operations and cash flows for the interim periods ended March 31, 2014 and 2013. The results of operations for the interim periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the year.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended March 31, 2014 and 2013 no revenues were recorded as bill and hold transactions.
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

TECOGEN INC.

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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended March 31, 2014 and 2013, a loss of approximately $217,000 and $300,000 was recorded, respectively. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.
Presentation of Sales Taxes
The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.
Advertising Costs
The Company expenses the costs of advertising as incurred. For the three months ended March 31, 2014 and 2013, advertising expense was approximately $48,000 and $29,000, respectively.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of March 31, 2014, the Company had a balance of $2,248,969 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limit of $250,000.
Short-Term Investments
Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $103,800 and $154,400, respectively.

TECOGEN INC.

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
Intangible Assets
Intangible assets subject to amortization include costs incurred by the Company to acquire developed technology discussed in Note 9, product certifications and certain patent costs. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company's goodwill was recorded as a result of the Company's asset acquisition discussed in Note 9. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity. During the first three months of 2014 the Company determined that no interim impairment test was necessary. Goodwill will be assessed for impairment at least annually or when there are indicators of potential impairment.
Common Stock
The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.
Impairment of long-lived assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of March 31, 2014.
Off Balance Sheet Arrangements
On July 22, 2013, the Company’s Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts.
Research and Development Costs/Grants
Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the three months ended March 31, 2013, amounts received were approximately $67,000, which offset the Company’s total research and development expenditures of $160,981. For the three months ended March 31, 2014, no amounts were received from grants and contracts from governmental agencies to offset research and development costs of $203,425. Research and development costs were included in general and administrative expenses in the accompanying consolidated statements of operations.

TECOGEN INC.

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
Other Comprehensive Net Loss
The comprehensive net loss for the three and nine month periods ended March 31, 2014 and 2013 does not differ from the reported loss.
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
The following table summarizes net revenue by product line and services for the three months ended March 31, 2014 and 2013:

	2014	2013
Products
Cogeneration	$1,154,269	$1,278,156
Chiller	790,507	774,509
Total Product Revenue	1,944,776	2,052,665
Services
Service contracts	1,772,981	1,745,946
Installations	498,000	247,707
Total Service Revenue	2,270,981	1,993,653
Total Revenue	$4,215,757	$4,046,318
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
Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. As a result, installation revenue is broken out in the schedule of net revenue by product line and services above; in the prior period this revenue was included in services.
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended
	March 31 2014	March 31 2013
Loss available to stockholders	$(1,020,045)	$(860,393)

Weighted average shares outstanding - Basic and diluted	14,796,413	13,212,894
Basic and diluted loss per share	$(0.07)	$(0.07)

Anti-dilutive shares underlying stock options outstanding	1,186,325	1,095,250
Anti-dilutive convertible debentures	555,556	75,806
Note 3 – Demand notes payable, convertible debentures and line of credit agreement to related parties
At December 31, 2013, demand notes payable and line of credit to related parties consisted of various demand notes outstanding to stockholders totaling $2,950,000. As of December 31, 2013, John N. Hatsopoulos, the company’s Chief Executive Officer, held all of the demand notes. The demand notes accrued interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes was due upon demand. The outstanding principal balance of these notes, together with accrued interest was paid during the three month period ended March 31, 2014.
On September 24, 2001, the Company entered into subscription agreements with three investors for the sale of convertible debentures in the aggregate principal amount of $330,000. The primary investors were George N. Hatsopoulos, a member of the board of directors, who subscribed for $200,000 of the debentures and John N. Hatsopoulos, the Company’s Chief Executive Officer, who subscribed for $100,000 of the debentures. The debentures accrue interest at a rate of 6% per annum and are due six years from issuance date. The debentures are convertible, at the option of the holder, into a number of shares of Common Stock as determined by dividing the original principal amount plus accrued and unpaid interest by a conversion price of $1.20. On September 24, 2011 the remaining holders of the Company's convertible debentures agreed to amend the terms of the debentures and extend the due date from September 24, 2011 to September 24, 2013.
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

TECOGEN INC.

stock at a conversion price of $3.20 per share and that the accrued interest earned on or after January 1, 2013 in the amount of $4,367 be converted into 970 shares of the Company's common stock at a conversion price of $4.50 per share.
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement was due on March 1, 2014. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. As of March 31, 2014, the outstanding principal balance was fully paid.
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
On March 26, 2014, the Company secured a working capital line of credit with John Hatsopoulos, the Company's Chief Executive Officer, in the amount of $3,500,000 which may be used in the occurrence of certain events. The Company had not drawn upon this line of credit through and as of May 1, 2014. The maturity date of this line is March 25, 2015.

TECOGEN INC.

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
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2014 was 15,358.
Stock option activity for the three months ended March 31, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,148,000	$1.20-$4.50	$2.13	5.80 years	$2,721,100
Granted	43,325	4.50	4.50	—	—
Exercised	5,000	1.20	1.20	—	—
Canceled and forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding, March 31, 2014	1,186,325	$1.20-$4.50	$2.22	5.73 years	$2,704,600
Exercisable, March 31, 2014	919,250		$1.90		$2,387,075
Vested and expected to vest, March 31, 2014	1,186,325		$2.22		$2,704,600
Restricted stock activity for the three months ended March 31, 2014 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	361,570	$1.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2014	361,570	$1.31
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

TECOGEN INC.

Stock option activity relating to Ilios for the three months ended March 31, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	575,000	$0.10-$0.50	$0.29	6.44 years	$120,000
Granted	—	—	—
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, March 31, 2014	575,000	$0.10-$0.50	$0.29	6.19 years	$120,000
Exercisable, March 31, 2014	125,000		$0.50		$—
Vested and expected to vest, March 31, 2014	575,000		$0.29		$120,000
Restricted stock activity for the Ilios awards, for the three months ended March 31, 2014 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	310,000	$0.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2014	310,000	$0.10
Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $32,491 and $57,638, respectively. At March 31, 2014, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $189,486. This amount will be recognized over a weighted average period of 2.23 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 5 – Commitments and contingencies
Future minimum lease payments under all non-cancelable operating leases as of March 31, 2014 consist of the following:

Years Ending December 31,	Amount
2015	$430,144
2016	535,348
2017	485,040
2018	491,920
2019	499,122
2018 and thereafter	2,742,217
Total	$5,183,791
For the three months ended March 31, 2014 and 2013 rent expense was $100,258 and $116,159, respectively.
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

TECOGEN INC.

As of March 31, 2014 , $583,073 in a letter of credit was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. This revolving bank credit facility expires June 14, 2014. In addition, approximately $1,055,000 in a letter of credit was required to collateralize performance bonds on several installation projects. This letter of credit is collateralized by an account owned by John N. Hatsopoulos and expires July 22, 2014. In each case, a performance bond has been furnished on the project and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.
Note 6 – Noncontrolling interests
Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the percentages in this Note 6.
As of December 31, 2010 Tecogen owned 63.0% of Ilios. During the year ended December 31, 2012 Tecogen purchased 1,500,000 shares of Ilios common stock at $0.50 per share for an aggregate amount of $750,000 which increased Tecogen's ownership interest to 67.4%.
During the year ended December 31, 2013 Ilios sold 1,000,000 shares of common stock to an accredited investor at $0.50 per share for an aggregate amount of $500,000. Also during the year ended December 31, 2013, Tecogen purchased 1,000,000 shares of Ilios common stock at $0.50 per share for an aggregate amount of $500,000. The net result decreased Tecogen’s ownership interest to 65.0%.
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
American DG Energy, EuroSite Power, GlenRose Instruments, Pharos and Levitronix are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Company’s Chief Executive Officer, who is also: (a) the Chief Executive Officer and a director of American DG Energy and holds 10.7% of American DG Energy’s common stock; (b) the Chairman of EuroSite Power; (c) a director of Ilios and holds 7.2% of EuroSite Power’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of GlenRose Instruments’ common stock.

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

•
Anthony S. Loumidis, the Company’s former Vice President and Treasurer, who is: (a) the former Chief Financial Officer Secretary and Treasurer of American DG Energy, (b) the former Chief Financial Officer Secretary and Treasurer of EuroSite Power, (c) the former Chief Financial Officer Secretary and Treasurer of GlenRose Instruments and (d) the former Treasurer of Ilios.

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

TECOGEN INC.

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
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000 from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 1, 2014. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. The Credit Agreement terminates on March 1, 2014. As of December 31, 2013 the Company has borrowed $1,200,000 pursuant to the Credit Agreement. On January 6, 2014, the Company repaid the then outstanding principal balance of $1,200,000 together with accrued interest of $25,347.
On December 23, 2013, the company entered into a Senior Convertible Promissory Note (the "Note") with Michaelson Capital Special Finance Fund LP, ("Michaelson"), for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. The Note is a senior unsecured obligation which pays interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. The principal amount, if not converted, is due on the third anniversary of the date of the Note. The Note is senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note. The Note is convertible into shares of the Company's common stock at 185.19 shares of our common stock per $1,000 principal amount of Note (equivalent to a conversion price of $5.40 per share). Debt issuance costs of $140,433 are being amortized to expense over the term of the Note using the effective interest method. At December 31, 2013, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.

TECOGEN INC.

In addition, on December 23, 2013, Michaelson participated in our private placement, investing $2,000,000 to purchase 444,445 shares of common stock at $4.50 per share. As of the purchase date and December 31, 2013, Michaelson, on a fully diluted basis, owns 6.4% of the Company. As Michaelson's beneficial ownership is 6.4% after this transaction, it is now considered a related party.
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
The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the three months ended March 31, 2014 and 2013, the Company received $31,446 and $36,275, respectively, from American DG Energy, Levitronix LLC and Alexandros Partners LLC. In addition, for the three months ended March 31, 2014 and 2013 the Company received from the same companies, $23,238 and $22,833, respectively, to offset common operating expenses incurred in the administration and maintenance of its corporate office and warehouse facility.
The Company’s headquarters are located in Waltham, Massachusetts and consist of approximately 35,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the three months ended March 31, 2014 and 2013 amounted to $485,414 and $225,605, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of March 31, 2014 the total amount due from American DG Energy was $306,305, which is included in due from related party on the accompanying condensed consolidated balance sheet. As of December 31, 2013 the total amount due to American DG Energy was $119,667.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of March 31, 2014 the principal balance on this prepayment was $113,384 and is included in due from related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.
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

	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Certificates of deposit	$583,720	—	$583,720	—
Total Assets	$583,720	$—	$583,720	$—
The Company’s financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations, related party demand notes payable and related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At March 31, 2014, the carrying value on the consolidated balance sheet of the notes payable, convertible debentures and capital lease obligations approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk, which are Level 2 inputs.
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
$497,800

TECOGEN INC.

Note 10 - Intangible assets other than goodwill
As of March 31, 2014 the Company has the following amounts related to intangible assets:

	Gross Carrying Amount	Accumulated Amortization
Patent costs	$469,031	$45,648
Product certifications	415,706	93,312
Developed technology	240,000	16,000
Total	$1,124,737	$154,960
The aggregate amortization expense of the Company's intangible assets for the three months ended March 31, 2014 and 2013 was $19,972 and $9,760, respectively.
Estimated future annual amortization expense related to the intangible assets is as follows:

2014	$59,917
2015	124,575
2016	124,575
2017	124,575
2018	118,378
Thereafter	417,757
$969,777
The Company expects to receive foreign patents for the patents granted in the United States by year end. The expense in the estimated future amortization schedule is based on this assumption.
Note 11 – Subsequent events
The Company has evaluated subsequent events through the date of this report and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.
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
Results of Operations
First quarter of 2014 Compared to First quarter of 2013
Revenues
Revenues in the first quarter of 2014 were $4,215,757 compared to $4,046,318 for the same period in 2013, an increase of $169,439 or 4.2%. This increase is due to an increase in installation activity during the period. Product revenues in the first quarter of 2014 were $1,944,776 compared to $2,052,665 for the same period in 2013, a decrease of $107,889 or 5.3%. This decrease from the three months ended March 31, 2013 to March 31, 2014 was the aggregate of a decrease in cogeneration sales of $123,887 and a increase in chiller sales of $15,998. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales. As a result, such fluctuation is expected.
Service revenues in the first quarter of 2014 were $2,270,981 compared to $1,993,653 for the same period in 2013, an increase of $277,328 or 13.9%. The majority of this increase is due to increased installation activity by the service group.
Cost of Sales
Cost of sales in the first quarter of 2014 was $2,789,531 compared to $2,934,354 for the same period in 2013 a decrease of $144,823, or 4.9%. During the first quarter of 2014 our overall gross profit margin was 33.8% compared to 27.5% for the same period in 2013, an increase of 6.3%. The growth in service volume and increased number of turnkey projects have continued to improve the maintenance and engineering service margins.
Contract Research and Development
There was no contract research and development income for the three months ended March 31, 2014. For the three months ended March 31, 2013 there was $67,000, which is classified as an offset to applicable expenses.
Operating Expenses
Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the first quarter of March 31, 2014 were $2,052,126 compared to $1,791,703 for the same period in 2013, an increase of $260,423 or 14.5%. This increase was due to an overall increase in operating costs attributable to an increase in internal research and development activities of approximately $42,000 in addition to the costs associated with preparing to be a publicly traded company, and financing activities such as payroll costs of approximately $110,000, general insurance of $56,000 and franchise taxes of approximately $53,000.

TECOGEN INC.

Our selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Our selling expenses for the first quarter of 2014 were $421,620 compared to $279,370 for the same period in 2013, an increase of $142,250 or 50.9%. This increase is due to the increase in payroll costs associated with selling activities of approximately $100,000 as well as costs associated with trade shows, commissions and royalties during the first quarter of 2014 as compared to the same period in 2013 of approximately $40,000.
Loss from Operations
Loss from operations for the first quarter of 2014 was $1,047,520 compared to $959,109 for the same period in 2013, an increase of $88,411. The increase in the loss was due to the growth in operating expenses offset by the increase in revenue and gross profit discussed above.
Other Income (Expense), net
Other expense, net for the three months ended March 31, 2014 was $31,685 compared to $19,431 for the same period in 2013. Other income (expense) includes interest income and other income of $3,085, net of interest expense on notes payable of $34,770 for the first quarter of 2014. For the same period in 2013, interest and other income was $3,946 and interest expense was $23,377. The decrease in interest income of $861 is the result of short-term investments held during the first quarter of 2014 that were not held during the first quarter of 2014. The increase in interest expense of $11,393 was mainly due to the increase in note payable balances carried during the first three months of 2014 as compared to the first three months of 2013.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $59,160 for the three months ended March 31, 2014 compared to $118,147 for the same period in 2013, a decrease of $58,987 or 49.9%. The decrease was due to a decrease in the Ilios loss in the first quarter of 2014 as compared to the same period in 2013. Noncontrolling interest ownership percentage as of March 31, 2014 and 2013 was unchanged at 35.0% for both periods. Shares of restricted common stock issued under Ilios's equity compensation plan, but which have not yet vested, have not been included in calculating the noncontrolling interest ownership percentage.
Net loss
Net loss attributable to Tecogen for the first three months of 2014 was $1,020,045 compared to $860,393 for the same period in 2013, an increase of $159,652. The increase in net loss was the result of the increase in gross profit and the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at March 31, 2014 was $4,608,548 compared to $5,565,789 at December 31, 2013, a decrease of $957,241. Included in working capital were cash and cash equivalents of $1,946,891 and $583,720 in short-term investments at March 31, 2014, compared to $7,713,899 in cash and cash equivalents at December 31, 2013. The decrease in working capital is due to the lower cash resulting from operating losses, increases in inventory and unbilled revenue from turnkey projects.
Cash used in operating activities for the three months ended March 31, 2014 was $2,153,202 compared to $255,716 for the same period in 2013. Our accounts receivable balance increased to $4,249,889 at March 31, 2014 compared to $3,740,885 at December 31, 2013, using $509,004 of cash due to timing of billing, shipments, collections and recovery of allowance. In addition, amounts due from related parties increased by $306,305 using cash due to timing of billing, shipments and collections. Our inventory increased to $3,473,257 as of March 31, 2014 compared to $3,343,793 as of December 31, 2013, using $129,464 of cash to purchase inventory to build modules in backlog and to support ongoing turnkey projects.
As of May 15, 2014, the Company's backlog of product and installation projects (and excluding service contracts) was $11 million, consisting of $5.7 million of purchase orders actually received by us and $5.3 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry. Our inventory balances have increased to support production demands, tightening available working capital.

TECOGEN INC.

Accounts payable decreased to $1,864,044 as of March 31, 2014 from $2,338,046 at December 31, 2013, using $474,002 in cash due to suppliers and service providers. Accrued expenses increased to $1,407,452 as of March 31, 2014 from $1,139,554 as of December 31, 2013, providing $267,898 of cash for operations. Interest payable, related party decreased to zero from $198,450 as of December 31, 2013, using $198,450 of cash.
During the first three months of 2014 our investing activities used $676,106 of cash and included purchases of short-term investments of $583,720 to support performance bonds, purchases of property and equipment of $55,964 and expenditures related to intangible assets of $36,422.
During the first three months of 2014 our financing activities included the payment of principal balances on demand notes payable to our Chief Executive Officer aggregating $2,950,000. In addition we received proceeds from sales of our common stock of $6,300 and proceeds from the exercise of stock options of $6,000.
At March 31, 2014 our commitments included various leases for office and warehouse facilities of $5,183,791 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided from cash balances, operations or through debt or equity financing.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of March 31, 2014 the outstanding balance on this prepayment was $113,384 and is included in due from related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,000,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. On August 13, 2013, the Company and Mr. Hatsopoulos agreed to increase the amount that may be outstanding under the Credit Agreement to $1,500,000. On October 3, 2013, the Company signed a demand note for $450,000, which accrues interest at 6%, in favor of John N. Hatsopoulos, the Company's Chief Executive Officer. As discussed above, on January 6, 2014, the Company repaid all debt owed to its Chief Executive Officer, including demand notes with a principal balance $1,750,000 and accrued interest of $175,311 and the line of credit with an outstanding principal balance of$1,200,000 and accrued interest of $25,347.
On March 26, 2014, the Company secured a working line of credit with John Hatsopoulos, the Company's CEO, in the amount of $3,500,000 which may be used in the occurrence of certain events. The Company has not drawn upon this line of credit through and as of Mary 1, 2014.
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
Our ability to continue to access capital could be impacted by various factors, including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected and we may need to suspend and significantly reduce our operating costs until market conditions improve.
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

TECOGEN INC.

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
Report of Management on Internal Control over Financial Reporting:
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014.
At March 31, 2014, the Company employed 69 active full-time employees and 3 part-time employees. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.
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

TECOGEN INC.

that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2014, no changes have been made to the Company's process.
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From October 16, 2013 to January 17, 2014, the Company raised $6,651,844 in a private placement of 1,478,189 shares of Common Stock at a price of $4.50 per share. The private placement was exempt from registration under Section 4(a)(2) of the Securities Act and/or under Rule 506 of Regulation D.
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

TECOGEN INC.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (b)
4.1	Specimen Stock Certificate of Tecogen, Inc. (b)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (b)
4.4	Indenture and Form of 6% Convertible Debenture Due 2004, dated September 24, 2001 (b)
4.5	Form of Securities Purchase Agreement (c)
10.1	Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 18, 2008(d)
10.2*	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

(a)	incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 2013.

(b)	incorporated by reference to the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697)

(c)	incorporated by reference to the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on February 7, 2014 (Registration No. 333-193823)

(d)	incorporated by reference to exhibit 10.8 to the Company's S-1, as amended, originally filed with the SEC on December 22, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 15, 2014.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)