Form 10-Q
period 2014-06-30
TECOGEN INC.
filed 2014-08-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, June 30, 2014
Common Stock, $0.001 par value	15,809,306

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$3,377,897	$7,713,899
Short-term investments, restricted	584,375	—
Accounts receivable, net	4,418,165	3,740,885
Unbilled revenue	352,161	646,398
Inventory, net	3,887,277	3,343,793
Due from related party	148,830	—
Deferred financing costs	—	140,433
Prepaid and other current assets	453,738	340,013
Total current assets	13,222,443	15,925,421
Property, plant and equipment, net	653,565	638,026
Intangible assets, net	1,026,199	953,327
Goodwill	40,870	40,870
Deferred financing costs	121,970	—
Other assets	49,355	72,425
TOTAL ASSETS	$15,114,402	$17,630,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable and line of credit, related party	$—	$2,950,000
Senior convertible promissory note, related party	—	3,000,000
Accounts payable	2,453,029	2,338,046
Accrued expenses	1,255,978	1,139,554
Deferred revenue	1,003,673	613,915
Due to related party	—	119,667
Interest payable, related party	—	198,450
Total current liabilities	4,712,680	10,359,632
Long-term liabilities:
Deferred revenue, net of current portion	264,503	204,544
Senior convertible promissory note, related party	3,000,000	—
Total liabilities	7,977,183	10,564,176

Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,809,306 and 15,155,200 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15,809	15,155
Additional paid-in capital	24,891,504	22,463,996
Accumulated deficit	(17,476,964)	(15,209,212)
Total Tecogen Inc. stockholders’ equity	7,430,349	7,269,939
Noncontrolling interest	(293,130)	(204,046)
Total stockholders’ equity	7,137,219	7,065,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,114,402	$17,630,069
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2014 and 2013
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Products	$2,007,926	$807,854	$3,952,702	$2,860,519
Services	2,531,931	1,995,606	4,802,912	3,989,259
Total revenues	4,539,857	2,803,460	8,755,614	6,849,778
Cost of sales
Products	1,587,145	633,272	2,991,584	2,221,940
Services	1,604,039	1,356,315	2,989,131	2,702,001
Total cost of sales	3,191,184	1,989,587	5,980,715	4,923,941
Gross profit	1,348,673	813,873	2,774,899	1,925,837
Operating expenses
General and administrative	1,911,071	1,419,020	3,673,063	2,965,580
Selling	405,108	286,101	826,728	565,471
Research and development	251,582	260,262	559,716	505,405
Total operating expenses	2,567,761	1,965,383	5,059,507	4,036,456
Loss from operations	(1,219,088)	(1,151,510)	(2,284,608)	(2,110,619)
Other income (expense)
Interest and other income	15,079	2,591	18,164	6,537
Interest expense	(57,382)	(36,387)	(92,152)	(59,764)
Total other expense	(42,303)	(33,796)	(73,988)	(53,227)
Loss before income taxes	(1,261,391)	(1,185,306)	(2,358,596)	(2,163,846)
Consolidated net loss	(1,261,391)	(1,185,306)	(2,358,596)	(2,163,846)
Less: Loss attributable to the noncontrolling interest	31,684	94,826	90,844	212,973
Net loss attributable to Tecogen Inc.	$(1,229,707)	$(1,090,480)	$(2,267,752)	$(1,950,873)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.15)	$(0.15)
Weighted average shares outstanding - basic and diluted	15,227,089	13,205,476	15,013,824	13,209,165

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2014
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$15,155	$22,463,996	$(15,209,212)	$(204,046)	$7,065,893
Sale of restricted common stock	2	6,298	—	—	6,300
Sale of common stock, net of costs	647	2,344,388			2,345,035
Exercise of stock options	5	5,995	—	—	6,000
Stock based compensation expense	—	70,827	—	1,760	72,587
Net loss	—	—	(2,267,752)	(90,844)	(2,358,596)
Balance at June 30, 2014	$15,809	$24,891,504	$(17,476,964)	$(293,130)	$7,137,219

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(unaudited)

	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,358,596)	$(2,163,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,967	124,847
Change in provision for allowance on accounts receivable	18,000	(34,700)
Stock-based compensation	72,587	(38,179)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(695,280)	833,687
Unbilled revenue	294,237	(107,545)
Inventory, net	(543,483)	(356,646)
Due from related party	(148,830)	55,837
Prepaid expenses and other current assets	(113,725)	(215,032)
Other assets	23,070	(1,000)
Increase (decrease) in:
Accounts payable	114,983	516,577
Accrued expenses	116,424	206,573
Deferred revenue	449,717	(73,559)
Due to related party	(119,667)	535,729
Interest payable, related party	(198,450)	41,604
Net cash used in operating activities	(2,917,046)	(675,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(120,773)	(114,767)
Purchases of intangible assets	(113,699)	(196,257)
Cash paid for asset acquisition	—	(497,800)
Purchases of short-term investments, restricted	(584,375)	(202)
Maturities of short-term investments, restricted	—	182,061
Net cash used in investing activities	(818,847)	(626,965)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for debt issuance costs	(7,444)	—
Payments made on demand notes payable and line of credit to related party	(2,950,000)	—
Proceeds from sale of common stock and restricted common stock, net	2,351,335	—
Proceeds from the exercise of stock options	6,000	—
Purchase of unvested restricted stock	—	(350)
Net cash used in financing activities	(600,109)	(350)
Net decrease in cash and cash equivalents	(4,336,002)	(1,302,968)
Cash and cash equivalents, beginning of the period	7,713,899	1,572,785
Cash and cash equivalents, end of the period	$3,377,897	$269,817
Supplemental disclosures of cash flows information:
Cash paid for interest	$263,553	$3,836

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

Note 1 – Description of business and summary of significant accounting policies
Description of business
Tecogen Inc. (the “Company”) (a Delaware Corporation) was organized on November 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. The Company produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. The Company’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast. The Company's common stock is listed on the NASDAQ under the ticker symbol TGEN.
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
The accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2014, and of operations and cash flows for the interim periods ended June 30, 2014 and 2013. The results of operations for the interim periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year.
The accompanying consolidated financial statements include the accounts of the Company and its 65.0% owned subsidiary Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. With the inclusion of unvested restricted stock awards, the Company's owns 63.7% of Ilios. Non controlling interest in the accompanying consolidated balance sheets represents the ownership of minority investors of Ilios.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the six months ended June 30, 2014 and 2013 no revenues were recorded as bill and hold transactions.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the six months ended June 30, 2014 and 2013, a loss of approximately $217,000 and $300,000 was recorded, respectively. These losses were recorded during the period ended March 31, 2014 and 2013, and have not increased during the current period reported. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.
Presentation of Sales Taxes
The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.
Advertising Costs
The Company expenses the costs of advertising as incurred. For the six months ended June 30, 2014 and 2013, advertising expense was approximately $61,000 and $42,000, respectively. For the three months ended June 30, 2014 and 2013, advertising expense was approximately $13,000 for each period.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of June 30, 2014, the Company had a balance of $3,684,822 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limit of $250,000.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

Short-Term Investments, restricted
Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value and restricted as collateral to the Company's performance bonds.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $33,000 and $103,800, respectively. A reduction of $70,800 in the allowance was offset by a reduction of $88,800 in the accounts receivable and an addition of $18,000 to the reserve.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At June 30, 2014 and December 31, 2013, inventory reserves were $300,000.
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
Intangible Assets
Intangible assets subject to amortization include costs incurred by the Company to acquire developed technology in January of 2013, product certifications and certain patent costs. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company's goodwill was recorded as a result of the Company's asset acquisition in January of 2013. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment on an annual basis, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity. During the first six months of 2014 the Company determined that no interim impairment test was necessary. Goodwill will be assessed for impairment at least annually or when there are indicators of potential impairment.
Common Stock
The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.
Impairment of long-lived assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of June 30, 2014.
Off Balance Sheet Arrangements
On July 22, 2013, the Company’s Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. This pledge was renewed on July 22, 2014 and will expire on July 22, 2015.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

Financial Instruments
The Company's financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, related party demand notes payable and related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on short-term nature. At June 30, 2014, the carrying value on the consolidated balance sheet of notes payable and convertible debentures approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk.
Research and Development Costs/Grants
Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the six months ended June 30, 2013, amounts received were approximately $67,000, which offset the Company’s total research and development expenditures of $327,262. For the six months ended June 30, 2014, no amounts were received from grants and contracts from governmental agencies to offset research and development costs.
Stock-Based Compensation
Stock based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. Prior to May 22, the Company had considered the sale price of common stock in the private placements to unrelated third parties as a measure of the fair value of its common stock. Effective May 22, the Company's common stock is traded on the NASDAQ Exchange, which is now considered the fair value of the Company's common stock. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares (see “Note 4 – Stock-based compensation”.)
Loss per Common Share
The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with the convertible debentures, stock options and warrants to be dilutive Common Stock equivalents when the exercise/conversion price is less than the average market price of our Common Stock for the period. (See Note 2 - Loss per common share)
Other Comprehensive Net Loss
The comprehensive net loss for the three and six month periods ended June 30, 2014 and 2013 does not differ from the reported loss.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

The following table summarizes net revenue by product line and services for the three months ended and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Products
Cogeneration	$1,419,581	$457,486	$2,573,850	$1,735,642
Chiller	588,345	350,368	1,378,852	1,124,877
Total Product Revenue	2,007,926	807,854	3,952,702	2,860,519
Services
Service contracts	1,921,875	1,848,675	3,694,856	3,596,621
Installations	610,056	146,931	1,108,056	392,638
Total Service Revenue	2,531,931	1,995,606	4,802,912	3,989,259
Total Revenue	$4,539,857	$2,803,460	$8,755,614	$6,849,778
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
Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. As a result, installation revenue is broken out in the schedule of net revenue by product line and services above; in the prior period this revenue was included in services. Research and development expense is separated from general and administrative expense in this and prior periods.
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the six months ended June 30, 2014 and 2013, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss available to stockholders	$(1,229,707)	$(1,090,480)	$(2,267,752)	$(1,950,873)

Weighted average shares outstanding - Basic and diluted	15,227,089	13,205,476	15,013,824	13,209,165
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.15)	$(0.15)

Anti-dilutive shares underlying stock options outstanding	1,233,125	1,095,250	1,233,125	1,095,250
Anti-dilutive convertible debentures	555,556	75,806	555,556	75,806

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

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
On September 24, 2001, the Company entered into subscription agreements with three investors for the sale of convertible debentures in the aggregate principal amount of $330,000. The primary investors were George N. Hatsopoulos, a member of the board of directors, who subscribed for $200,000 of the debentures and John N. Hatsopoulos, the Company’s Chief Executive Officer, who subscribed for $100,000 of the debentures. The debentures accrue interest at a rate of 6% per annum and were initially due six years from issuance date, and then amended to extend maturity to 2011. The debentures are convertible, at the option of the holder, into a number of shares of Common Stock as determined by dividing the original principal amount plus accrued and unpaid interest by a conversion price of $1.20. On September 24, 2011 the remaining holders of the Company's convertible debentures agreed to amend the terms of the debentures and extend the due date from September 24, 2011 to September 24, 2013.
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
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement was due on March 1, 2014. In addition, the company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. During the quarter ending March 31, 2014, the outstanding principal balance was fully paid.
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
The principal balance of the Note, together with any unpaid interest, is convertible into shares of the Company's common stock at 185.19 shares of the Company's common stock per $1,000 principal amount of Note (equivalent to a conversion price of $5.40 per share) at the option of Michaelson. If at any time the common stock of the Company is (1) trading on a national securities exchange, (2) qualifies for unrestricted resale under federal securities laws and (3) the arithmetic average of the volume weighted average price of the Common Stock for the twenty consecutive trading days preceding the Company's notice of mandatory conversion exceeds $150,000, the Company shall have the right to require conversion of all of the then outstanding principal balance together with unpaid interest of this Note into the Company's common stock based on the conversion price of $5.40 per share.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

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
Debt issuance costs of $147,577 are being amortized to interest expense over the term of the Note using the effective interest method. At December 31, 2013 and June 30, 2014, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
Michaelson has the option to call the Note upon an event of default at the optional 120% prepayment amount discussed above. One event of default is defined as the Company’s failure to issue a registration statement covering the resale of the Company’s Common Stock that is declared effective within one year of the funding date of the Note. The Company has reclassified this Note as long term on the accompanying consolidated balance sheet as the event of default related to the registration statement, originally filed on February 6, 2014, became effective on July 2, 2014 and is no longer a risk for event of default.
While, prior to this transaction, Michaelson was an unrelated party, due to their beneficial ownership percentage of 6.4% after this transaction, Michaelson is now considered a related party.
On March 26, 2014, the Company secured a working capital line of credit with John Hatsopoulos, the Company's Chief Executive Officer, in the amount of $3,500,000 which may be used in the occurrence of an event of default as described in the Note.
Note 4 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was most recently amended by the Board of Directors on January 24, 2014, and approved by written consent of majority of shareholders on June 30, 2014 to increase the reserved shares of common stock issuable under the Plan to 3,838,750 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2014 was 1,968,558.
Stock option activity for the six months ended June 30, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,148,000	$1.20-$4.50	$2.13	5.80 years	$2,721,100
Granted	93,325	4.50	4.50	—	—
Exercised	(5,000)	1.20	1.20	—	—
Canceled and forfeited	(3,200)	$1.20-$4.50	1.92	—	—
Expired	—	—	—	—	—
Outstanding, June 30, 2014	1,233,125	$1.20-$4.50	$2.31	5.67 years	$6,999,956
Exercisable, June 30, 2014	926,125		$1.92		$5,623,189
Vested and expected to vest, June 30, 2014	1,233,125		$2.31		$6,999,956

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

Restricted stock activity for the six months ended June 30, 2014 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	361,570	$1.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, June 30, 2014	361,570	$1.31
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
Stock option activity relating to Ilios for the six months ended June 30, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	575,000	$0.10-$0.50	$0.29	6.44 years	$120,000
Granted	50,000	0.50	0.50
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, June 30, 2014	625,000	$0.10-$0.50	$0.31	6.25 years	$120,000
Exercisable, June 30, 2014	181,250		$0.50		$—
Vested and expected to vest, June 30, 2014	625,000		$0.31		$120,000
Restricted stock activity for the Ilios awards, for the six months ended June 30, 2014 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	310,000	$0.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, June 30, 2014	310,000	$0.10
Consolidated stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $72,587 and $(38,131), respectively. At June 30, 2014, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $242,435. This amount will be recognized over a weighted average period of 1.24 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

Note 5 – Commitments and contingencies
Future minimum lease payments under all non-cancelable operating leases as of June 30, 2014 consist of the following:

Years Ending December 31,	Amount
2014	$286,868
2015	535,349
2016	485,040
2017	491,920
2018	499,122
2019 and thereafter	2,742,217
Total	$5,040,516
For the three months ended June 30, 2014 and 2013 rent expense was $106,178 and $127,994, respectively. The Company records rent expense on a straight line basis over the term of the lease. For the six months ended June 30, 2014 and 2013 rent expense was $204,638 and $244,153, respectively.
Letters of Credit
A letter of credit of $583,073, the original value of the short term investment prior to an increase from interest income of $1,302, was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. This revolving bank credit facility expired June 14, 2014. In addition, approximately $1,055,000 in a letter of credit was required to collateralize performance bonds on several installation projects. This letter of credit is collateralized by an account owned by John N. Hatsopoulos and expires July 22, 2015. In each case, a performance bond has been furnished on projects, and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.
Note 6 – Related party transactions
The Company has two affiliated companies, namely American DG Energy Inc., or American DG Energy, and EuroSite Power Inc. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. Neither of American DG Energy or EuroSite Power own any shares of the Company, and the Company does not own any shares of American DG Energy or EuroSite Power.
American DG Energy and EuroSite Power are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Company’s Chief Executive Officer, who is also: (a) the Chief Executive Officer and a director of American DG Energy and holds 19.8% of American DG Energy’s common stock; (b) the Chairman of EuroSite Power; (c) a director of Ilios and holds 6.8% of Ilios’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, and is also: (a) a director of American DG Energy and holds 13.5% of American DG Energy’s common stock; (b) an investor in Ilios and holds 2.7% of Ilios' common stock.

Additionally, the following related persons had or may have a direct or indirect material interest in our transactions with our affiliated companies:

•
Barry J. Sanders, who is: (a) the President and Chief Operating Officer of American DG Energy, (b) the Chief Executive Officer and a director of EuroSite Power and (c) the Chairman of the Board of Directors of Ilios.

•
Anthony S. Loumidis, the Company’s former Vice President and Treasurer, who is: (a) the former Chief Financial Officer Secretary and Treasurer of American DG Energy, (b) the former Chief Financial Officer Secretary and Treasurer of EuroSite Power, and (c) the former Treasurer of Ilios.

On October 20, 2009, American DG Energy, in the ordinary course of its business, signed a Sales Representative Agreement with Ilios to promote, sell and service the Ilios high-efficiency heating products, such as the high efficiency water heater, in the marketing territory of the New England States and all of the nations in the European Union. The initial term of this Agreement is for five years, after which it may be renewed for successive one-year terms upon mutual written agreement.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

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
On September 30, 2009, Joseph J. Ritchie elected to convert the outstanding principal amount under the debenture held by him, $30,000, together with accrued interest of $14,433, into $37,028 shares of the Company's common stock at a conversion price of $1.20 per share.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013

On December 23, 2013, the company entered into a Senior Convertible Promissory Note (the "Note") with Michaelson Capital Special Finance Fund LP, ("Michaelson"), for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. The Note is a senior unsecured obligation which pays interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. The principal amount, if not converted, is due on the third anniversary of the date of the Note. The Note is senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note. The Note is convertible into shares of the Company's common stock at 185.19 shares of our common stock per $1,000 principal amount of Note (equivalent to a conversion price of $5.40 per share). Debt issuance costs of $147,577 are being amortized to expense over the term of the Note using the effective interest method. At December 31, 2013, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
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
On January 1, 2006, the Company entered into a Facilities and Support Services Agreement with American DG Energy for a period of one year, renewable annually, on January 1st, by mutual agreement. That agreement was replaced by the Facilities, Support Services and Business Agreement between the Company and American DG Energy, effective July 1, 2013. On July 1, 2013 the Company entered into an Amendment to the Facilities, Support Services and Business Agreement, or the Amendment, with American DG Energy. Under this agreement, the Company provides American DG Energy with certain office and business support services and also provides pricing based on a volume discount depending on the level of American DG Energy purchases of cogeneration and chiller products. For certain sites, American DG Energy hires the Company to service its chiller and cogeneration products. The Company also provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. Also, under this agreement, American DG Energy has sales representation rights to the Company's products and services in New England.
On August 8, 2014 the Company entered into a new agreement with American DG Energy. The agreement is similar to the previous Facilities, Support Services and Business Agreement between the Company and American DG Energy. It was signed for a one year period, beginning on July 1, 2014.
The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the six months ended June 30, 2014 and 2013, the Company received $104,938 and $107,276, respectively, from American DG Energy and other sub-tenants.
The Company’s headquarters are located in Waltham, Massachusetts and consist of approximately 43,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the six months ended June 30, 2014 and 2013 amounted to $637,059 and $384,415, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of June 30, 2014 the total amount due from American DG Energy was $148,830, which is included in due from related party on the accompanying condensed consolidated balance sheet. As of December 31, 2013 the total amount due to American DG Energy was $119,667.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of June 30, 2014 the principal balance on this prepayment had a balance of $0.
Note 7 - Asset acquisition
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

TECOGEN INC.

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
The purchase price has been allocated as follows:

Inventory	$17,400
Machinery and equipment	171,910
Computer equipment	22,070
Tooling	5,550
Developed technology	240,000
Goodwill	40,870
$497,800

Note 8 - Intangible assets other than goodwill
As of June 30, 2014 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2013
Intangible assets	$406,705	$441,610	240,000	$1,088,315
Less - accumulated amortization	(83,405)	(39,583)	(12,000)	(134,988)
	$323,300	$402,027	$228,000	$953,327

Balance at June 30, 2014
Intangible assets	$469,343	$492,669	240,000	$1,202,012
Less - accumulated amortization	(103,785)	(52,028)	(20,000)	$(175,813)
	$365,558	$440,641	$220,000	$1,026,199
The aggregate amortization expense of the Company's intangible assets for the three months ended June 30, 2014 and 2013 was $20,853 and $14,487, respectively. The aggregate amortization expense of the Company's intangible assets for the six months ended June 30, 2014 and 2013 was $40,825 and $24,247, respectively.
Estimated future annual amortization expense related to the intangible assets is as follows:

2014	$43,055
2015	133,744
2016	133,744
2017	133,744
2018	127,547
Thereafter	454,365
Total amortization expense	$1,026,199
The Company expects to receive foreign patents for the patents granted in the United States by year end. The expense in the estimated future amortization schedule is based on this assumption.

Note 9 – Subsequent events
On August 8, 2014, the Company entered into a new agreement with American DG Energy. The agreement is similar to the previous Facilities, Support Services and Business Agreement between the Company and American DG Energy. It was signed for a one year period, beginning on July 1, 2014.
On August 12, 2014, the Company entered into a three year lease with Kavenor Big & Tall King of Valley Stream LLC for the Company's new service center in Valley Stream, New York to better serve the growing installation base in Brooklyn, Queens, and Long Island, New York.
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
Results of Operations
Revenues
Revenues in the second quarter of 2014 were $4,539,857 compared to $2,803,460 for the same period in 2013, an increase of $1,736,397 or 61.9%. Product revenues in the second quarter of 2014 were $2,007,926 compared to $807,854 for the same period in 2013, an increase of $1,200,072 or 149%. This increase was the aggregate of an increase in cogeneration sales of $962,095 and an increase in chiller sales of $237,977. Service revenues in the second quarter of 2014 were $2,531,931 compared to $1,995,606 for the same period in 2013, an increase of $536,325 or 27%. This increase is due to an increase in installation activity of $463,125 and an increase of $73,200 by the service group.
Revenues in the first six months of 2014 were $8,755,614 compared to $6,849,778 for the same period in 2013, an increase of $1,905,836 or 27.8%. Product revenues in the first six months of 2014 were $3,952,702 compared to $2,860,519 for the same period in 2013, an increase of $1,092,183 or 38.2%. This increase was the aggregate of an increase in cogeneration sales of $838,208 and an increase in chiller sales of $253,975. Service revenues in the first six months of 2014 were $4,802,912 compared to $3,989,259 for the same period in 2013, an increase of $813,653 or 20.4%. This increase is due to an increase in installation activity of $715,418 and an increase of $98,235 by the service group.
Cost of Sales
Cost of sales in the second quarter of 2014 was $3,191,184 compared to $1,989,587 for the same period in 2013 an increase of $1,201,597, or 60.4%. During the second quarter of 2014 our overall gross profit margin was 29.7% compared to 29.0% for the same period in 2013, an increase of 0.7%. The growth in sales volume and the increasing number of turnkey projects have continued to improve gross margins.
Cost of sales in the first six months of 2014 was $5,980,715 compared to $4,923,941 for the same period in 2013 an increase of $1,056,774, or 21.5%. During the first six months of 2014 our overall gross profit margin was 31.7% compared to 28.1% for the same period in 2013, an increase of 3.6%. The growth in sales volume and the increasing number of turnkey projects have continued to improve gross margins.
Contract Research and Development
There was no contract research and development income for the three months ended and six months ended June 30, 2014 and three months ended June 30, 2013. For the six months ended June 30, 2013 there was $67,000, which is classified as an offset to applicable expenses.

TECOGEN INC.

Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the second quarter ending June 30, 2014 were $1,911,071 compared to $1,419,020 for the same period in 2013, an increase of $492,051 or 34.7%. This increase was due to an overall increase in costs attributable to expenses related to the transition to becoming a public company. These items include larger administrative staff, listing fees, higher insurance expense and technology. General and administrative expenses in the first six months of 2014 were $3,673,063 compared to $2,965,580 for the same period in 2013, an increase of $707,483 or 23.9%. This increase was due to an overall increase in costs attributable to expenses related to the transition to becoming a public company. These items include larger administrative staff, listing fees, higher insurance expense and technology.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2014 were $405,108 compared to $286,101 for the same period in 2013, an increase of $119,007 or 41.6%. A large portion of this increase is due to higher commissions in this period due to the higher sales. Selling expenses for the first six months of 2014 were $826,728 compared to $565,471 for the same period in 2013, an increase of $261,257 or 46.2%. The largest portion of this increase is due to higher commissions in this period due to higher sales.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the second quarter ending June 30, 2014 were $251,582 compared to $260,262 for the same period in 2013, a decrease of $8,680 or 3.3%. This decrease was due to completion of the heat pump development project as the program migrated to production. Current projects include the emissions control retrofits utilizing the Company's patents and an InVerde product improvement programs. Research and development expenses for the first six months of 2014 were $559,716 compared to $505,405 for the same period in 2013, an increase of $54,311 or 3.3%. This increase was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product line.
Loss from Operations
Loss from operations for the second quarter of 2014 was $1,219,088 compared to $1,151,510 for the same period in 2013, an increase of $67,578. The increase in the loss was due to the growth in operating expenses offset by the increase in revenue and gross profit discussed above.
Loss from operations for the first six months of 2014 was $2,284,608 compared to $2,110,619 for the same period in 2013, an increase of $173,989. The increase in the loss was due to the growth in operating expenses offset by the increase in revenue and gross profit discussed above.
Other Income (Expense), net
Other expense, net for the three months ended June 30, 2014 was $42,303 compared to $33,796 for the same period in 2013. Other income (expense) includes interest income and other income of $15,079, net of interest expense on notes payable of $57,382 for the second quarter of 2014. For the same period in 2013, interest and other income was $2,591 and interest expense was $36,387. The increase in interest income of $12,488 is the result of short-term investments held during the second quarter of 2014 that were not held during the second quarter of 2013. The increase in interest expense of $20,995 was mainly due to the increase in note payable balances carried during the three months ended June 30, 2014 as compared to the same period in 2013.
Other expense, net for the six months ended June 30, 2014 was $73,988 compared to $53,227 for the same period in 2013. Other income (expense) includes interest income and other income of $18,164, net of interest expense on notes payable of $92,152 for the first six months of 2014. For the same period in 2013, interest and other income was $6,537 and interest expense was $59,764. The increase in interest income of $11,627 is the result of short-term investments held during the first six months of 2014 that were not held during the first six months of 2014. The increase in interest expense of $32,388 was mainly due to the increase in note payable balances carried during the first six months of 2014 as compared to the first six months of 2013.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three or six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $31,684 for the three months ended June 30, 2014 compared to $94,826 for the same period in 2013, a decrease of $63,142 or 66.6%. The decrease was due to a decrease in the Ilios loss in the second quarter of 2014 as compared to the same period in 2013. Noncontrolling interest ownership percentage as of June 30, 2014 and 2013 was unchanged at 35.0% for both periods.

TECOGEN INC.

The noncontrolling interest share in the losses of Ilios was $90,844 for the six months ended June 30, 2014 compared to $212,973 for the same period in 2013, a decrease of $122,129 or 57.3%. The decrease was due to a decrease in the Ilios loss in the first six months of 2014 as compared to the same period in 2013. Noncontrolling interest ownership percentage as of June 30, 2014 and 2013 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended June 30, 2014 was $1,229,707 compared to $1,090,480 for the same period in 2013, an increase of $139,227. The increase in net loss was the result of the increase in gross profit not offsetting the increase in operating expenses as described above.
Net loss attributable to Tecogen for the six months ended June 30, 2014 was $2,267,752 compared to $1,950,873 for the same period in 2013, an increase of $316,879. The increase in net loss was the result of the increase in gross profit not offsetting the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at June 30, 2014 was $8,509,763 compared to $5,565,789 at December 31, 2013, an increase of $2,943,974. Included in working capital were cash and cash equivalents of $3,377,897 and $584,375 in short-term investments at June 30, 2014, compared to $7,713,899 in cash and cash equivalents at December 31, 2013, a decrease of $3,751,627. The decrease in working capital is due to the lower cash resulting from operating losses, increases in inventory and unbilled revenue from turnkey projects.
Cash used in operating activities for the six months ended June 30, 2014 was $2,917,046 compared to $675,653 for the same period in 2013. Our accounts receivable balance increased to $4,418,165 at June 30, 2014 compared to $3,740,885 at December 31, 2013, using $677,280 of cash due to timing of billing, shipments, collections and changes in allowance. In addition, amounts due from related parties increased by $148,830 using cash due to timing of billing, shipments and collections. Our inventory increased to $3,887,277 as of June 30, 2014 compared to $3,343,793 as of December 31, 2013, using $543,484 of cash to purchase inventory to build modules in backlog and to support ongoing turnkey projects.
As of June 30, 2014, the Company's backlog of product and installation projects (and excluding service contracts) was $11.7 million, consisting of $6 million of purchase orders actually received by us and $5.7 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry. Our inventory balances have increased to support production demands, tightening available working capital.
Accounts payable increased to $2,453,029 as of June 30, 2014 from $2,338,046 at December 31, 2013, providing $114,983 in cash flow for operations. Accrued expenses increased to $1,255,978 as of June 30, 2014 from $1,139,554 as of December 31, 2013, providing $116,424 of cash for operations. The Company expects accounts payable and accrued expenses to increase into the foreseeable future as operations continue to expand.
During the first six months of 2014 our investing activities used $818,847 of cash and included purchases of short-term investments of $584,375 to support performance bonds, purchases of property and equipment of $120,773 and expenditures related to intangible assets of $113,699.
During the first six months of 2014 our financing activities included the payment of principal balances on demand notes payable to our Chief Executive Officer aggregating $2,950,000. In addition we received proceeds from sales of our common stock of $2,351,335 and proceeds from the exercise of stock options of $6,000. The proceeds were used for general corporate purposes, including research and development.
At June 30, 2014 our commitments included various leases for office and warehouse facilities of $4,753,648 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided from cash balances, operations or through debt or equity financing.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of June 30, 2014 the outstanding balance on this prepayment was $0 and is included in due from related party, net of amounts receivable but not yet due from American DG Energy, in the accompanying condensed consolidated balance sheet.
During 2013, the Company entered into multiple demand notes, with John N. Hatsopoulos, our Chief Executive Officer. These agreements totaled a principal balance of $2,950,000 and had interest rates as quoted from time to time in the Wall Street Journal plus 1.5% per year and 6%. On January 6, 2014, the Company repaid all demand note owed to its Chief Executive Officer, including accrued interest of $200,658.

TECOGEN INC.

On March 26, 2014, the Company secured a working capital line of credit with John Hatsopoulos, the Company's Chief Executive Officer, in the amount of $3,500,000 which may be used in the occurrence of certain events. On July 2, 2014, the date of effectiveness of the registration statement, along with the May 20, 2014 sale of common stock with gross proceeds in excess of $2,000,000, the line of credit triggers were fulfilled, and the working capital line of credit will not be drawn upon before its expiration without a separate event of default as described in the Michaelson Note.
On May 20, 2014, the Company sold 647,706 shares at $4.75 in a public offering while simultaneously listing on the NASDAQ under the ticker symbol TGEN. Total gross proceeds from the offering were approximately $3.0 million, before the placement agent’s fees $207,670 and certain offering expenses of $523,898. The net proceeds of the offering will be used for working capital and general corporate purposes, including expanding Tecogen’s turnkey business, constructing a dedicated manufacturing facility for Tecogen’s majority owned subsidiary, Ilios Inc., expanding Tecogen’s low emissions technology to other markets and continuing product development.
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
Significant Accounting Policies and Critical Estimates
The Company’s significant accounting policies are discussed in the Notes to the Condensed Consolidated Financial Statements above and in our 2013 Annual Report. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and in our Annual Report.
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
Report of Management on Internal Control over Financial Reporting:
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014.
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
In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2014, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, from October 16, 2013 to January 17, 2014, the Company raised an aggregate of $6,651,844 in a private placement of 1,478,189 shares of Common Stock at a price of $4.50 per share. The private placement was exempt from registration under Section 4(a)(2) of the Securities Act and/or under Rule 506 of Regulation D. The proceeds were used for general corporate purposes.
Item 5.     Other Information
On August 8, 2014, the Company entered into a new Facilities, Support Services and Business Agreement (the “Agreement”) with Tecogen Inc. (“Tecogen”). The Agreement between the Company and Tecogen provides the Company with, among other things; (1) certain office space; (2) certain business support services; (3) certain rights to purchase Cogeneration products directly from Tecogen at a discounted price; (4) certain rights to purchase Tecogen services at a discounted price; (5) certain rights that allow the Company to purchase Tecogen products from Tecogen’s sales representatives; and (6) the right to certain royalty fees. The Agreement was effective July 1, 2014 and shall expire on July 1, 2015. It is renewable upon mutual written consent.

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
4.4	Indenture and Form of 6% Convertible Debenture Due 2004, dated September 24, 2001 (b)
10.1***	2006 Stock Incentive Plan, as amended and restated on June 30, 2014
10.3	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2012 (a)
10.4	First Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2013 (a)
10.5	Second Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated November 12, 2013 (a)
10.7	Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 18, 2008(a)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.12	Asset Purchase Agreement with Danotek, LLC, dated January 8, 2013 (a)
10.13	Exclusive License Agreement with the Wisconsin Alumni Research Foundation, dated February 5, 2007 (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.22	Collective Bargaining Agreement, dated February 25, 2014, between Tecogen Inc. and International Union of Operating Engineers, Local 68, 68A, 68B (a)
10.23	Revolving Line of Credit Agreement between Tecogen Inc. and John N. Hatsopoulos, dated March 26, 2014. (a)
10.24*	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated August 8, 2014.
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema
100.CAL** XBRL Taxonomy Extension Calculation Linkbase
100.DEF** XBRL Taxonomy Extension Definition Linkbase
101.LAB** XBRL Taxonomy Extension Label Linkbase
101.PRE** XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

***	Compensatory plan or arrangement

(a)
incorporated by reference from the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on February 6, 2014 (Registration No. 333-193791), amendment No. 3 was filed on June 27, 2014 and went effective July 2, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697).

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 14, 2014.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)