Form 10-Q
period 2014-09-30
TECOGEN INC.
filed 2014-11-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, September 30, 2014
Common Stock, $0.001 par value	15,809,306

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,446,082	$7,713,899
Short-term investments, restricted	585,038	—
Accounts receivable, net	4,519,544	3,740,885
Unbilled revenue	125,071	646,398
Inventory, net	4,907,435	3,343,793
Due from related party	125,069	—
Deferred financing costs, net	—	140,433
Prepaid and other current assets	338,257	340,013
Total current assets	13,046,496	15,925,421
Property, plant and equipment, net	631,181	638,026
Intangible assets, net	1,019,944	953,327
Goodwill	40,870	40,870
Deferred financing costs, net	111,843	—
Other assets	53,325	72,425
TOTAL ASSETS	$14,903,659	$17,630,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable and line of credit, related party	$—	$2,950,000
Senior convertible promissory note, related party	—	3,000,000
Accounts payable	3,085,856	2,338,046
Accrued expenses	990,084	1,139,554
Deferred revenue	1,949,522	613,915
Due to related party	—	119,667
Interest payable, related party	—	198,450
Total current liabilities	6,025,462	10,359,632
Long-term liabilities:
Deferred revenue, net of current portion	184,371	204,544
Senior convertible promissory note, related party	3,000,000	—
Total liabilities	9,209,833	10,564,176
Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,809,306 and 15,155,200 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	15,809	15,155
Additional paid-in capital	24,927,880	22,463,996
Accumulated deficit	(18,924,762)	(15,209,212)
Total Tecogen Inc. stockholders’ equity	6,018,927	7,269,939
Noncontrolling interest	(325,101)	(204,046)
Total stockholders’ equity	5,693,826	7,065,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,903,659	$17,630,069
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2014 and 2013
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Products	$1,094,529	$779,455	$5,047,231	$3,639,974
Services	3,081,334	2,113,785	7,884,246	6,103,044
Total revenues	4,175,863	2,893,240	12,931,477	9,743,018
Cost of sales
Products	1,052,199	571,803	4,043,783	2,793,743
Services	2,034,193	1,228,805	5,023,324	3,930,806
Total cost of sales	3,086,392	1,800,608	9,067,107	6,724,549
Gross profit	1,089,471	1,092,632	3,864,370	3,018,469
Operating expenses
General and administrative	1,751,080	1,437,068	5,424,143	4,358,569
Aborted public offering costs	—	320,924	—	320,924
Selling	476,601	488,895	1,303,329	1,054,366
Research and development	329,524	260,262	889,240	809,746
Total operating expenses	2,557,205	2,507,149	7,616,712	6,543,605
Loss from operations	(1,467,734)	(1,414,517)	(3,752,342)	(3,525,136)
Other income (expense)
Interest and other income	17,763	7,256	35,927	13,793
Interest expense	(30,666)	(45,072)	(122,818)	(104,836)
Total other expense, net	(12,903)	(37,816)	(86,891)	(91,043)
Consolidated net loss	(1,480,637)	(1,452,333)	(3,839,233)	(3,616,179)
Less: Loss attributable to the noncontrolling interest	32,839	64,654	123,683	277,627
Net loss attributable to Tecogen Inc.	$(1,447,798)	$(1,387,679)	$(3,715,550)	$(3,338,552)
Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.25)	$(0.25)
Weighted average shares outstanding - basic and diluted	15,447,726	13,212,894	15,160,041	13,212,894

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2014
 (unaudited)

	Tecogen Inc.
	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2013	$15,155	$22,463,996	$(15,209,212)	$(204,046)	$7,065,893
Sale of restricted common stock	2	6,298	—	—	6,300
Sale of common stock, net of costs	647	2,333,247	—	—	2,333,894
Exercise of stock options	5	5,995	—	—	6,000
Stock based compensation expense	—	118,344	—	2,628	120,972
Net loss	—	—	(3,715,550)	(123,683)	(3,839,233)
Balance at September 30, 2014	$15,809	$24,927,880	$(18,924,762)	$(325,101)	$5,693,826

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(unaudited)

	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,839,233)	$(3,616,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,655	194,260
Change in provision for allowance on accounts receivable	18,000	(34,700)
Stock-based compensation	120,972	(8,105)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(796,659)	433,931
Unbilled revenue	521,327	(140,081)
Inventory, net	(1,563,642)	(961,185)
Due from related party	(125,069)	55,837
Prepaid expenses and other current assets	1,756	(127,673)
Other assets	19,100	(33,000)
Increase (decrease) in:
Accounts payable	747,810	1,746,631
Accrued expenses	(149,470)	283,355
Deferred revenue	1,315,434	270,954
Due to related party	(119,667)	396,328
Interest payable, related party	(198,450)	72,553
Net cash used in operating activities	(3,797,136)	(1,467,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,833)	(163,824)
Disposal of property and equipment	7,569	—
Purchases of intangible assets	(130,905)	(332,862)
Cash paid for asset acquisition	—	(497,800)
Purchases of short-term investments, restricted	(585,038)	(202)
Maturities of short-term investments, restricted	—	182,061
Net cash used in investing activities	(857,207)	(812,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for debt issuance costs	(9,668)	—
Proceeds (payments) on demand notes payable and line of credit to related party	(2,950,000)	1,200,000
Proceeds from sale of common stock and restricted common stock, net	2,340,194	—
Proceeds from the exercise of stock options	6,000	—
Purchase of unvested restricted stock	—	(350)
Net cash (used in) provided by financing activities	(613,474)	1,199,650
Net decrease in cash and cash equivalents	(5,267,817)	(1,080,051)
Cash and cash equivalents, beginning of the period	7,713,899	1,572,785
Cash and cash equivalents, end of the period	$2,446,082	$492,734
Supplemental disclosures of cash flows information:
Cash paid for interest	$294,219	$7,235
Cash paid for asset acquisition:
Inventory	$—	$17,400
Property and equipment	$—	$199,530
Intangible assets	$—	$240,000
Goodwill	$—	$40,870

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Note 1 – Description of business and summary of significant accounting policies
Description of business
Tecogen Inc., or the Company was organized, as a Delaware Corporation on November 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. The Company produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. The Company’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast. The Company's common stock is listed on the NASDAQ under the ticker symbol TGEN.
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
The accompanying unaudited consolidated balance sheets, statement of stockholders equity, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2014, and of operations and cash flows for the interim periods ended September 30, 2014 and 2013. The results of operations for the interim periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year.
The accompanying consolidated financial statements include the accounts of the Company and its 65.0% owned subsidiary Ilios Inc. or Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. With the inclusion of unvested restricted stock awards, the Company's owns 63.7% of Ilios. Non controlling interest in the accompanying consolidated balance sheets represents the ownership of minority investors of Ilios.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Generally, sales of cogeneration and chiller units and parts are recognized when shipped and services are recognized over the term of the service period. Payments received in advance of services being performed or as a deposit on equipment are recorded as deferred revenue.
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the nine months ended September 30, 2014 and 2013 no revenues were recorded as bill and hold transactions.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the nine months ended September 30, 2014 and 2013, a loss of approximately $217,000 and $300,000 was recorded, respectively. These losses were recorded during the period ended March 31, 2014 and 2013, and have not increased during the current period reported. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Presentation of Sales Taxes
The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.
Advertising Costs
The Company expenses the costs of advertising as incurred. For the nine months ended September 30, 2014 and 2013, advertising expense was approximately $80,000 and $147,000, respectively. For the three months ended September 30, 2014 and 2013, advertising expense was approximately $38,000 and $86,000, respectively.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents are placed with certain financial institutions and issuers. As of September 30, 2014, the Company had a balance of $2,692,535 in cash and cash equivalents and short-term investments that exceeded the Federal Deposit Insurance Corporation’s general deposit insurance limit of $250,000.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Short-Term Investments, restricted
Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits are recorded at fair value and restricted as collateral to the Company's performance bonds.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At September 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $50,000 and $103,800, respectively. The change in the allowance included the writing off accounts receivable against the allowance of $88,800 and an additional reserve of $35,000.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At September 30, 2014 and December 31, 2013, inventory reserves were $300,000.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three months ended September 30, 2014 and 2013, depreciation expense was $28,716 and $39,507, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expense was $148,108 and $105,392, respectively.
Intangible Assets
Intangible assets subject to amortization include costs incurred by the Company to acquire developed technology in January 2013, product certifications and certain patent costs. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company's goodwill was recorded as a result of an asset acquisition in January 2013. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity. During the first nine months of 2014 the Company determined that no interim impairment test was necessary.
Common Stock
The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.
Impairment of long-lived assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of September 30, 2014.
Off Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, the Company’s Co-Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. This pledge was renewed on July 22, 2014, and will expire on July 22, 2015.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Financial Instruments
The Company's financial instruments that are not recorded at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, related party demand notes payable and related party convertible debentures. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At September 30, 2014, the carrying value on the consolidated balance sheet of notes payable and convertible debentures approximates fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk.
Research and Development Costs/Grants
Internal research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget, with 10% retainage held to the end of the contract period. For the nine months ended September 30, 2013, amounts received were approximately $115,000 which offset the Company’s total research and development expenditures of $925,000. For the nine months ended September 30, 2014, amounts received were approximately $49,000 which offset the Company's total research and development costs of $938,000.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. Prior to May 22, 2014, the Company had considered the sale price of common stock in the private placements to unrelated third parties as a measure of the fair value of its common stock. Effective May 22, 2014, the Company's common stock is traded on the NASDAQ Exchange so the trading price is now considered the fair value of the Company's common stock. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares (see “Note 4 – Stock-based compensation”.)
Loss per Common Share
The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with the convertible debentures, stock options and warrants to be dilutive Common Stock equivalents when the exercise/conversion price is less than the average market price of our Common Stock for the period. (See "Note 2 - Loss per common share")
Other Comprehensive Net Loss
The comprehensive net loss for the three and nine month periods ended September 30, 2014 and 2013 does not differ from the reported loss.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

The following table summarizes net revenue by product line and services for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Products
Cogeneration	$626,223	$457,486	$3,200,073	$2,441,740
Chiller	468,306	350,368	1,847,158	1,198,234
Total Product Revenue	1,094,529	779,455	5,047,231	3,639,974
Services
Service contracts	1,808,154	1,734,588	5,503,010	5,331,210
Installations	1,273,180	379,197	2,381,236	771,834
Total Service Revenue	3,081,334	2,113,785	7,884,246	6,103,044
Total Revenue	$4,175,863	$2,893,240	$12,931,477	$9,743,018
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
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the nine months ended September 30, 2014 and 2013, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss available to stockholders	$(1,447,798)	$(1,387,679)	$(3,715,550)	$(3,338,552)
Weighted average shares outstanding - Basic and diluted	15,447,726	13,212,894	15,160,041	13,212,894
Basic and diluted loss per share	$(0.09)	$(0.11)	$(0.25)	$(0.25)
Anti-dilutive shares underlying stock options outstanding	1,254,325	1,095,250	1,254,325	1,095,250
Anti-dilutive convertible debentures	555,556	75,806	555,556	75,806

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Note 3 – Demand notes payable, convertible debentures and line of credit agreement to related parties
At December 31, 2013, demand notes payable and line of credit to related parties consisted of various demand notes outstanding to stockholders totaling $2,950,000. As of December 31, 2013, John N. Hatsopoulos, the Company’s Co-Chief Executive Officer, held all of the demand notes. The demand notes accrued interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes was due upon demand. The outstanding principal balance of these notes, together with accrued interest was paid during the three month period ended March 31, 2014.
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John Hatsopoulos, our Co-Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000, from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement was due on March 1, 2014. In addition, the Company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. During the quarter ending March 31, 2014, the outstanding principal balance was fully paid.
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note or the Note, with Michaelson Capital Special Finance Fund LP or Michaelson, for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. In the event of default such interest rate shall accrue at 8% after the occurrence of the event of default and during continuance plus 2% after the occurrence and during the continuance of any other event of default. The Note is a senior unsecured obligation which pays interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. The principal amount, if not converted, is due on the third anniversary of the Note, December 31, 2016. The Note is senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note.
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
Upon change of control, as defined by the Note, at Michaelson's option, the obligations may be assumed, on the terms and conditions in this Note, through an assignment and assumption agreement, or the Company may prepay all of the then outstanding principal and unpaid interest under this Note in full at the optional 120% prepayment amount. This provision creates an embedded derivative in accordance with FASB ASC 815, Derivatives and Hedging. As such it is required to be bifurcated and accounted for separately from the Note. However, the Company has determined that the fair value of the embedded derivative is immaterial to the consolidated financial statements.
Debt issuance costs of $147,577 are being amortized to interest expense over the term of the Note using the effective interest method. At December 31, 2013 and September 30, 2014, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
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
On March 26, 2014, the Company secured a working capital line of credit with John Hatsopoulos, the Company's Co-Chief Executive Officer, in the amount of $3,500,000 which may be used in the occurrence of an event of default as described in the Note.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Note 4 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was most recently amended by the Board of Directors on January 24, 2014, and approved by written consent of majority of shareholders on June 30, 2014 to increase the reserved shares of common stock issuable under the Plan to 3,838,750, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2014 was 1,968,558.
Stock option activity for the nine months ended September 30, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,148,000	$1.20-$4.50	$2.13	5.80 years	$2,721,100
Granted	118,325	$4.50-$5.39	4.69	—	—
Exercised	(5,000)	1.20	1.20	—	—
Canceled and forfeited	(7,000)	$1.20-$4.50	3.32	—	—
Expired	—	—	—	—	—
Outstanding, September 30, 2014	1,254,325	$1.20-$5.39	$2.37	5.49 years	$7,051,694
Exercisable, September 30, 2014	929,250		$1.92		$5,638,158
Vested and expected to vest, September 30, 2014	1,254,325		$2.37		$7,051,694
Restricted stock activity for the nine months ended September 30, 2014 as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	361,570	$1.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, September 30, 2014	361,570	$1.31
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan has 1,325,000 available for grant as of September 30, 2014. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2009 Plan cannot be less than the fair market value of the underlying shares on the date of the grant.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Stock option activity relating to Ilios for the nine months ended September 30, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	575,000	$0.10-$0.50	$0.29	6.44 years	$120,000
Granted	50,000	0.50	0.50
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, September 30, 2014	625,000	$0.10-$0.50	$0.31	6.25 years	$120,000
Exercisable, September 30, 2014	181,250		$0.50		$—
Vested and expected to vest, September 30, 2014	625,000		$0.31		$120,000
Restricted stock activity for the Ilios awards, for the nine months ended September 30, 2014 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	310,000	$0.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, September 30, 2014	310,000	$0.10
Consolidated stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $120,972 and a benefit of $8,105, respectively. At September 30, 2014, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $147,125. This amount will be recognized over a weighted average period of 1.14 years. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 5 – Commitments and contingencies
Future minimum lease payments under all non-cancelable operating leases as of September 30, 2014 consist of the following:

Years Ending December 31,	Amount
2014	$152,434
2015	571,349
2016	521,400
2017	516,640
2018	499,122
2019 and thereafter	2,742,217
Total	$5,003,162
For the three months ended September 30, 2014 and 2013 rent expense was $105,588 and $78,412, respectively. The Company records rent expense on a straight line basis over the term of the lease. For the nine months ended September 30, 2014 and 2013 rent expense was $310,067 and $364,308, respectively.
Letters of Credit
A letter of credit of $583,073, the original value of the short term investment prior to an increase from interest income of $1,965, was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. This revolving bank credit facility expired June 14, 2014, but the short term investment continues to secure the performance bond. In addition, approximately $1,055,000 in a letter of credit was required to collateralize performance bonds on several installation projects. This letter of credit is collateralized by an account owned by John N. Hatsopoulos and expires July 22, 2015. In each case, a performance bond has been furnished on projects, and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Note 6 – Related party transactions
The Company has two affiliated companies, namely American DG Energy Inc., or American DG Energy, or EuroSite Power Inc. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. Neither of American DG Energy or EuroSite Power own any shares of the Company, and the Company does not own any shares of American DG Energy or EuroSite Power.
American DG Energy and EuroSite Power are affiliated companies by virtue of common ownership. The common stockholders include:

•
John Hatsopoulos, the Company’s Co-Chief Executive Officer, who is also: (a) the Co-Chief Executive Officer and a director of American DG Energy and holds 19.8% of American DG Energy’s common stock; (b) the Chairman of EuroSite Power; (c) a director of Ilios and holds 6.8% of Ilios’s common stock.

•
Dr. George Hatsopoulos, who is John Hatsopoulos’ brother, and is also: (a) a director of American DG Energy and holds 13.5% of American DG Energy’s common stock; (b) an investor in Ilios and holds 2.7% of Ilios' common stock.

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

On September 10, 2008 the Company entered into a demand note agreement with John Hatsopoulos, in the principal amount of $250,000 at an annual interest rate of 5%. On September 7, 2011 the Company entered in to an additional demand note agreement with John Hatsopoulos, in the principal amount of $750,000 at an annual interest rate of 6%. On November 30, 2012 the Company entered into an additional demand note agreement with John Hatsopoulos, in the principal amount of $300,000 at an annual interest rate of 6%. Unpaid principal and interest on the demand notes are due upon demand. On October 3, 2013 the Company entered into an additional demand note agreement with John Hatsopoulos, in the principal amount of $450,000 at an annual interest rate of 6%. On January 6, 2014, the Company repaid the then outstanding principal balance of $1,750,000 together with accrued interest of $175,311.
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000 from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement will be due on March 1, 2014. In addition, the Company may prepay accrued interest, provided that prepayment may not be made prior to January 1, 2014. The Credit Agreement terminates on March 1, 2014. As of December 31, 2013 the Company has borrowed $1,200,000 pursuant to the Credit Agreement. On January 6, 2014, the Company repaid the then outstanding principal balance of $1,200,000 together with accrued interest of $25,347.
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note with Michaelson, for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. The Note is a senior unsecured obligation which pays interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. The principal amount, if not converted, is due on the third anniversary of the date of the Note. The Note is senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note. The Note is convertible into shares of the Company's common stock at 185.19 shares of our common stock per $1,000 principal amount of Note (equivalent to a conversion price of $5.40 per share). Debt issuance costs of $147,577 are being amortized to interest expense over the term of the Note using the effective interest method. At December 31, 2013, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

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
On October 20, 2009, American DG Energy, in the ordinary course of its business, signed a Sales Representative Agreement with Ilios to promote, sell and service the Ilios high-efficiency heating products, such as the high efficiency water heater, in the marketing territory of the New England States and all of the nations in the European Union. The term of this Agreement is for five years, after which it may be renewed for successive one-year terms upon mutual written agreement.
The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the nine months ended September 30, 2014 and 2013, the Company received $153,689 and $158,099, respectively, from American DG Energy and other sub-tenants.
The Company’s headquarters are located in Waltham, Massachusetts and consist of approximately 43,000 square feet of office and storage space that are shared with American DG Energy and other tenants. The lease expires on March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the nine months ended September 30, 2014 and 2013 amounted to $792,827 and $546,279, respectively. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of September 30, 2014 the total amount due from American DG Energy was $125,069, which is included in due from related party on the accompanying condensed consolidated balance sheet. As of December 31, 2013 the total amount due to American DG Energy was $119,667.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company will provide a discount on these prepaid purchases equal to 6% per annum on deposit balances. As of April 30, 2014, the principal balance on this prepayment had a balance of $0.

TECOGEN INC.

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
The purchase price has been allocated as follows:

Inventory	$17,400
Machinery and equipment	171,910
Computer equipment	22,070
Tooling	5,550
Developed technology	240,000
Goodwill	40,870
$497,800

Note 8 - Intangible assets other than goodwill
As of December 31, 2013 and September 30, 2014 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2013
Intangible assets	$406,705	$441,610	240,000	$1,088,315
Less - accumulated amortization	(83,405)	(39,583)	(12,000)	(134,988)
	$323,300	$402,027	$228,000	$953,327

Balance at September 30, 2014
Intangible assets	$478,344	$498,215	240,000	$1,216,559
Less - accumulated amortization	(116,876)	(55,739)	(24,000)	(196,615)
	$361,468	$442,476	$216,000	$1,019,944
The aggregate amortization expense of the Company's intangible assets for the three months ended September 30, 2014 and 2013 was $22,255 and $24,247, respectively. The aggregate amortization expense of the Company's intangible assets for the nine months ended September 30, 2014 and 2013 was $63,181 and $72,741, respectively.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013

Estimated future annual amortization expense related to the intangible assets is as follows:

2014	$22,460
2015	135,001
2016	135,001
2017	135,001
2018	128,803
Thereafter	463,678
Total amortization expense	$1,019,944
The Company expects to receive foreign patents for the patents granted in the United States by year end. The expense in the estimated future amortization schedule is based on this assumption.
Note 9 – Subsequent events
On October 29, 2014, the Company announced the promotion of Benjamin M. Locke as Co-Chief Executive Officer of Tecogen Inc. Mr. Locke will serve with Tecogen's other Co-Chief Executive Officer, John N. Hatsopoulos.
On November 3, 2014, the Company announced that its Board of Directors and the Board of Directors of its majority-owned subsidiary, Ilios, have appointed special committees to negotiate the acquisition by Tecogen of the minority interest in Ilios.  Tecogen currently owns 65% of the outstanding common stock of Ilios. No terms have been agreed to, and the transaction may not be successfully negotiated.
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
Results of Operations
Revenues
Revenues in the third quarter of 2014 were $4,175,863 compared to $2,893,240 for the same period in 2013, an increase of $1,282,623 or 44.3%. Product revenues in the third quarter of 2014 were $1,094,529 compared to $779,455 for the same period in 2013, an increase of $315,074 or 40%. This increase was the aggregate of an increase in cogeneration sales of $168,737 and an increase in chiller sales of $117,938. Service revenues in the third quarter of 2014 were $3,081,334 compared to $2,113,785 for the same period in 2013, an increase of $967,549 or 46%. This increase is the due to an increase in installation activity of $893,983 and an increase of $73,566 by the service group.
Revenues in the first nine months of 2014 were $12,931,477 compared to $9,743,018 for the same period in 2013, an increase of $3,188,459 or 32.7%. Product revenues in the first nine months of 2014 were $5,047,231 compared to $3,639,974 for the same period in 2013, an increase of $1,407,257 or 38.7%. This increase was the aggregate of an increase in cogeneration sales of $758,333 and an increase in chiller sales of $648,924. Service revenues in the first nine months of 2014 were $7,884,246 compared to $6,103,044 for the same period in 2013, an increase of $1,781,202 or 29.2%. This increase is due to an increase in installation activity of $1,609,402 and an increase of $171,800 by the service group.
Cost of Sales
Cost of sales in the third quarter of 2014 was $3,086,392 compared to $1,800,608 for the same period in 2013 an increase of $1,285,784, or 71.4%. During the third quarter of 2014 our overall gross profit margin was 26.1% compared to 37.8% for the same period in 2013, a decrease of 11.7%. The decrease in margin was attributed to production of old lower margin products and completion of a warranty upgrade program for products already deployed within the quarter and not expected to continue. Management expects growth in sales volume and the increasing number of turnkey projects to improve gross margins going forward.
Cost of sales in the first nine months of 2014 was $9,067,107 compared to $6,724,549 for the same period in 2013 an increase of $2,342,558, or 34.8%. During the first nine months of 2014 our overall gross profit margin was 29.9% compared to 31.0% for the same period in 2013, a decrease of 1.1%. The decrease in margin was attributed to production of old lower margin products and completion of a warranty upgrade program for products already deployed within the quarter and not expected to continue. Management expects growth in sales volume and the increasing number of turnkey projects to improve gross margins going forward.

TECOGEN INC.

Contract Research and Development
There was no contract research and development income for the three months ended and nine months ended September 30, 2014. For the three months ended and nine months ended September 30, 2013 there was $9,150 and $115,150, respectively, which is classified as an offset to applicable expenses.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the third quarter ending September 30, 2014 were $1,751,080 compared to $1,437,068 for the same period in 2013, an increase of $314,012 or 21.9%. This increase was due to an overall increase in expenses related to the transition to being a public company. These items include larger administrative staff, listing fees, higher insurance expense and technology. General and administrative expenses in the first nine months of 2014 were $5,424,143 compared to $4,358,569 for the same period in 2013, an increase of $1,065,574 or 24.4%. This increase was due to an overall increase in expenses related to the transition to becoming and operating as a public company. These items include larger administrative staff, listing fees, higher insurance expense and technology.
In addition, costs associated with the abandoned public offering during the third quarter of 2013 in the amount of $320,924 was charged to expense rather than against equity, as no equity was raised during that period.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2014 were $476,601 compared to $488,895 for the same period in 2013, a decrease of $12,294 or 2.5%. Selling expenses for the first nine months of 2014 were $1,303,329 compared to $1,054,366 for the same period in 2013, an increase of $248,963 or 23.6%. The largest portion of this increase is due to higher commissions in this period due to higher sales.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the third quarter ending September 30, 2014 were $329,524 compared to $260,262 for the same period in 2013, an increase of $69,262 or 26.6%. This increase was due to completion of the heat pump development project as the program migrated to production. Current projects include the emissions control retrofits utilizing the Company's patents, and an InVerde product improvement program. Research and development expenses for the first nine months of 2014 were $889,240 compared to $809,746 for the same period in 2013, an increase of $79,494 or 9.8%. This increase was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product line.
Loss from Operations
Loss from operations for the third quarter of 2014 was $1,467,734 compared to $1,414,517 for the same period in 2013, an increase of $53,217. The increase in the loss was due to the growth in operating expenses and the decrease in gross profit discussed above.
Loss from operations for the first nine months of 2014 was $3,752,342 compared to $3,525,136 for the same period in 2013, an increase of $227,206. The increase in the loss was due to the growth in operating expenses offset by the increase in revenue and gross profit discussed above.
Other Income (Expense), net
Other expense, net for the three months ended September 30, 2014 was $12,903 compared to $37,816 for the same period in 2013. Other income (expense) includes interest income and other income of $17,763, net of interest expense on notes payable of $30,666 for the third quarter of 2014. For the same period in 2013, interest and other income was $7,256 and interest expense was $45,072. The increase in interest income of $10,507 is the result of short-term investments held during the third quarter of 2014 that were not held during the third quarter of 2013. The decrease in interest expense of $14,406 was mainly due to the decrease in note payable balances carried during the three months ended September 30, 2014 as compared to the same period in 2013.
Other expense, net for the nine months ended September 30, 2014 was $86,891 compared to $91,043 for the same period in 2013. Other income (expense) includes interest income and other income of $35,927, net of interest expense on notes payable of $122,818 for the first nine months of 2014. For the same period in 2013, interest and other income was $13,793 and interest expense was $104,836. The increase in interest income of $22,134 is the result of short-term investments held during the first nine months of 2014 that were not held during the first nine months of 2013. The increase in interest expense of $17,982 was mainly due to the increase in note payable balances carried during the first nine months of 2014 as compared to the first nine months of 2013.

TECOGEN INC.

Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three or nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $32,839 for the three months ended September 30, 2014 compared to $64,654 for the same period in 2013, a decrease of $31,815 or 49.2%. The decrease was due to a decrease in the Ilios loss in the third quarter of 2014 as compared to the same period in 2013. Noncontrolling interest ownership percentage as of September 30, 2014 and 2013 was unchanged at 35.0% for both periods.
The noncontrolling interest share in the losses of Ilios was $123,683 for the nine months ended September 30, 2014 compared to $277,627 for the same period in 2013, a decrease of $153,944 or 55.4%. The decrease was due to a decrease in the Ilios loss in the first nine months of 2014 as compared to the same period in 2013. Noncontrolling interest ownership percentage as of September 30, 2014 and 2013 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended September 30, 2014 was $1,447,798 compared to $1,387,679 for the same period in 2013, an increase of $60,119. The increase in net loss was the result of the decrease in gross profit combined with the increase in operating expenses as described above.
Net loss attributable to Tecogen for the nine months ended September 30, 2014 was $3,715,550 compared to $3,338,552 for the same period in 2013, an increase of $376,998. The increase in net loss was the result of the increase in gross profit not offsetting the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at September 30, 2014 was $7,021,034 compared to $5,565,789 at December 31, 2013, an increase of $1,455,245. Included in working capital were cash and cash equivalents of $2,446,082 and $585,038 in short-term investments at September 30, 2014, compared to $7,713,899 in cash and cash equivalents at December 31, 2013, a decrease of $4,682,779. The increase in working capital is mainly due to reclassification of the convertible debt from short term to long term with the completion of a registration statement. The lower cash is the result of operating losses, increases in inventory and unbilled revenue from turnkey projects.
Cash used in operating activities for the nine months ended September 30, 2014 was $3,797,136 compared to $1,467,074 for the same period in 2013. Our accounts receivable balance increased to $4,519,544 at September 30, 2014 compared to $3,740,885 at December 31, 2013, using $778,659 of cash due to timing of billing, shipments, collections and changes in allowance. In addition, amounts due from related parties increased by $125,069 using cash due to timing of billing, shipments and collections. Our inventory increased to $4,907,435 as of September 30, 2014 compared to $3,343,793 as of December 31, 2013, using $1,563,642 of cash to purchase inventory to build modules in backlog and to support ongoing turnkey projects.
As of September 30, 2014, the Company's backlog of product and installation projects (and excluding service contracts) was $14.2 million, consisting of $9.9 million of purchase orders actually received by us and $4.3 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry. Our inventory balances have increased to support production demands, tightening available working capital.
Accounts payable increased to $3,085,856 as of September 30, 2014 from $2,338,046 at December 31, 2013, providing $747,810 in cash flow for operations. Accrued expenses decreased to $990,084 as of September 30, 2014 from $1,139,554 as of December 31, 2013, using $149,470 of cash for operations. The Company expects accounts payable and accrued expenses to increase into the foreseeable future as operations continue to expand.
During the first nine months of 2014 our investing activities used $857,207 of cash and included purchases of short-term investments of $585,038 to support performance bonds, purchases of property and equipment of $148,833 and expenditures related to intangible assets of $130,905.
During the first nine months of 2014 our financing activities included the payment of principal balances on demand notes payable to John Hatsopoulos our Co-Chief Executive Officer aggregating $2,950,000. In addition we received proceeds from sales of our common stock of $2,340,194 and proceeds from the exercise of stock options of $6,000. The proceeds were used for general corporate purposes, including research and development.

TECOGEN INC.

At September 30, 2014 our commitments included various leases for office and warehouse facilities of $5,003,162 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided from cash balances, operations or through debt or equity financing.
On March 14, 2013 the Company received a prepayment for purchases of modules, parts and service to be made by American DG Energy in the amount of $827,747. The Company provides a discount on these prepaid purchases equal to 6% per annum on deposit balances. The 6% discount is recorded as interest expense in the accompanying statements of operations. As of September 30, 2014 the outstanding balance on this prepayment was $0.
During 2013, the Company entered into multiple demand notes, with John Hatsopoulos, our Co-Chief Executive Officer. These agreements totaled a principal balance of $2,950,000 and had interest rates as quoted from time to time in the Wall Street Journal plus 1.5% per year and 6%. On January 6, 2014, the Company repaid all of these demand notes including accrued interest of $200,658.
On March 26, 2014, the Company secured a working capital line of credit with John Hatsopoulos, the Company's Co-Chief Executive Officer, in the amount of $3,500,000 which may be used in the occurrence of certain events. On July 2, 2014, the date of effectiveness of the registration statement, along with the May 20, 2014 sale of common stock with gross proceeds in excess of $2,000,000, the line of credit triggers were fulfilled, and the working capital line of credit will not be drawn upon before its expiration without a separate event of default as described in the Michaelson Note.
On May 20, 2014, the Company sold 647,706 shares at $4.75 in a public offering while simultaneously listing on the NASDAQ under the ticker symbol TGEN. Total gross proceeds from the offering were approximately $3.0 million, before the placement agent’s fees $207,670 and certain offering expenses of $523,898. The net proceeds of the offering will be used for working capital and general corporate purposes, including expanding Tecogen’s turnkey business, constructing a dedicated manufacturing facility for Tecogen’s majority owned subsidiary, Ilios, expanding Tecogen’s low emissions technology to other markets and continuing product development.
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
Significant Accounting Policies and Critical Estimates
The Company’s significant accounting policies are discussed in the Notes to the Condensed Consolidated Financial Statements above and in our Annual Report. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and in our Annual Report.
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
Off-Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, the Company’s Co-Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. This facility was renewed on July 22, 2014. We do not have any other off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

TECOGEN INC.

Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
The Company maintains "disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officers and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.
Changes in Internal Control over Financial Reporting:
The Company currently does not have personnel with a sufficient level of accounting experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting.
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of September 30, 2014, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
4.4	Indenture and Form of 6% Convertible Debenture Due 2004, dated September 24, 2001 (b)
10.1***	2006 Stock Incentive Plan, as amended and restated on June 30, 2014
10.3	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2012 (a)
10.4	First Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2013 (a)
10.5	Second Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated November 12, 2013 (a)
10.7	Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 18, 2008(a)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.12	Asset Purchase Agreement with Danotek, LLC, dated January 8, 2013 (a)
10.13	Exclusive License Agreement with the Wisconsin Alumni Research Foundation, dated February 5, 2007 (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.22	Collective Bargaining Agreement, dated February 25, 2014, between Tecogen Inc. and International Union of Operating Engineers, Local 68, 68A, 68B (a)
10.23	Revolving Line of Credit Agreement between Tecogen Inc. and John N. Hatsopoulos, dated March 26, 2014. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
10.25	Consulting Agreement, dated as of August 15, 2014, between Tecogen Inc. and Bonnie J. Brown.(d)
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

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

(b)	incorporated by reference from the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697).

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 2014.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 14, 2014.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)