Form 10-K
period 2014-12-31
TECOGEN INC.
filed 2015-03-25
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-178697
TECOGEN INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (781) 622-1120
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non –accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,315,132.
As of March 24, 2015, the registrant’s shares of common stock outstanding were: 16,338,782.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held June 11, 2014, is incorporated by reference into Part III to the extent described therein (the Proxy Statement).

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

TECOGEN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TECOGEN INC.

Item 1. Business
Overview
Tecogen® designs, manufactures, sells, and services systems that produce electricity, hot water, and air conditioning for commercial installations and buildings and industrial processes. These systems, powered by natural gas engines, are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility, plus they use the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building. We call this cogeneration technology CHP for combined heat and power.
Tecogen manufactures three types of CHP products:
•Cogeneration units that supply electricity and hot water;
•Chillers that provide air-conditioning and hot water; and
•High-efficiency water heaters.
All of these are standardized, modular, small-scale CHP products that reduce energy costs, carbon emissions, and dependence on the electric grid. Market drivers include the price of natural gas, local electricity costs, and governmental energy policies, as well as customers’ desire to become more socially responsible. Traditional customers for our cogeneration and chiller systems include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, and military installations; however, the economic feasibility of using our systems is not limited to these customer types. Through our factory-owned service centers in California, New York, Massachusetts, Connecticut, New Jersey, and Michigan our specialized technical staff maintain our products through long-term contracts. We have shipped approximately 2,000 units, some of which have been operating for almost 25 years. We have 72 full-time employees and 3 part-time employees, including 6 sales and marketing personnel and 31 service personnel.
Our CHP technology uses low-cost, mass-produced engines, which we modify to run on natural gas. In the case of our mainstay cogeneration and chiller products, the engines have proved to be cost-effective and reliable. In 2009, our research team developed a low-cost process for removing air pollutants from the engine exhaust. Because these systems are fueled by natural gas, they typically produce lower levels of “criteria” air pollutants (those that are regulated by the EPA, because they can harm human health and the environment) compared with systems fueled by propane, gasoline, distillates, or residual fuel oil. We offer our new Ultra low-emissions technology as an option in our CHP systems.
After a successful field test of more than a year, we introduced the technology commercially as an option for all of our products under the trade name Ultra. This technology was patented in the US in October 2013 with many foreign patents granted or applications pending. The Ultra low-emissions technology repositions our engine-driven products in the marketplace, making them comparable environmentally with emerging technologies such as fuel cells, but at a much lower cost and greater efficiency.
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
Our exclusively licensed microgrid technology enables our InVerde® CHP products to provide backup power in the event of power outages that may be experienced by local, regional, or national grids.
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

TECOGEN INC.

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
In addition, the transmission and distribution network is operating at capacity in urban areas. Decentralizing power generation by installing equipment at customer sites not only relieves the capacity burden on existing power plants, but also unburdens transmission and distribution lines. This ultimately improves the grid’s reliability and reduces the need for costly upgrades. Consolidated Edison, Inc., the electric utility of New York City and surrounding areas, has identified an opportunity to integrate energy efficiency, distributed generation, and demand response as a way to defer new infrastructure investments, according to the utility’s published long-range plan.
We believe that increasingly favorable economic conditions could improve our business prospects domestically and abroad. Specifically, we believe that natural gas prices might increase from their current depressed values, but only modestly, while electric rates would continue to rise over the long-term as utilities pay for grid expansion, better emission controls, efficiency improvements, and the integration of renewable power sources.
Strategy for Growth
Target markets and new customers
The traditional markets for CHP systems are buildings with long hours of operation and with corresponding demand for electricity and heat. Traditional customers for our cogeneration systems include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, and military installations.
Traditional customers for our chillers overlap with those for our cogeneration systems. Chiller applications include schools, hospitals and nursing homes, office and apartment buildings, hotels, retailers, ice rinks and industrial facilities. Engine-driven chillers are utilized as replacements for aging electric chillers, because they both occupy similar amounts of floor space.
The Company believes that the largest number of potential new customers in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are targeting customers in states with high electricity rates in the commercial sector, such as California, Connecticut, Massachusetts, New Hampshire, New Jersey, and New York. These regions also have high peak demand rates, which favor utilization of our modular units in groups so as to assure redundancy and peak demand savings, as discussed above. Some of these regions also have generous rebates that improve the economic viability of our systems.
We aggressively market to both potential domestic and international customers where utility pricing align with our advantages. These areas would include regions that have strict emissions regulations, such as California, or those that reward CHP systems that are especially non-polluting, such as New Jersey. There are currently 23 states that recognize CHP as part of their Renewable Portfolio Standards or Energy Efficiency Resource Standards and several of them, including New York, California, Massachusetts, New Jersey, and North Carolina, have initiated specific incentive programs for CHP.

TECOGEN INC.

Company's Solution
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
Our products also address the global objective of reducing greenhouse gas emissions. When burned to generate power, natural gas produces lower carbon emissions per unit of energy than any fossil fuel (Table 1), according to the EPA combined heat and power emissions calculator.
Table 1 — Fossil Fuel Carbon Emissions
Source: EPA Emissions Calculator

Fuel	CO2 emissions, lbs/million Btu
Natural Gas	116.7
Distillate Oil	160.9
Coal	206.7
Our products, in addition to using the lowest amount of carbon fuel, further reduce CO2 emissions (greenhouse gases) because of CHP’s higher efficiency. Figure 1 compares the CO2 output of our products to that of the national electric grid and other generation technologies. Our products are far superior to the grid and even outperform the CHP technologies of fuel cells and microturbines.

TECOGEN INC.

Figure 1 — Comparison of Carbon Emissions (GHG) for Various Sources
Including Tecogen’s CHP and Chiller Products
Sources:

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
In addition to reducing greenhouse gases, our products with Ultra low-emission controls can improve air quality by reducing such pollutants as NOx and CO. Figure 2 presents the annual output of emissions of the InVerde unit equipped with the Ultra technology and compares it to alternative energy technologies producing the equivalent energy output on an annual basis (100 kW, 670,000 Btu/hr). Thus, for example, in lieu of an InVerde, a building would obtain electricity from a power plant and heat energy from a boiler. As Figure 2 shows, the Ultra CHP system’s emissions are significantly less than the combined emissions of the power plant and boiler for the same energy output.
Figure 2 — Comparison of Emissions Levels of Tecogen’s Ultra Low-Emissions Technology to Conventional Energy (Based on 6,000 hrs/year of operation at 100 kW and 670,000 Btu/hr)
Sources:

(1)	Based upon an annual output of 100 kW and 670,000 Btu/hr of hot water.

(2)	Average U.S. powerplant NOx emission rate of 1.7717 lb/MWh from (USEPA eGrid 2010), CO data not available.

(3)	Gas boiler efficiency of 78% (www.eia.gov) with emissions of 20 ppm NOx @ 3% O2 (California Regulation SCAQMD Rule 1146.2) and 50 ppmvCO @ 3% O2 (California Regulation SCAQMD BACT).

TECOGEN INC.

Figure 3 presents the criteria pollutant levels of the Ultra system versus alternative CHP sources of microturbines, fuel cells, and conventional reciprocating engines. Microturbines and fuel cells, newer CHP technologies typically considered low-emission alternatives to engines, produce more NOx than an Ultra engine CHP unit. Moreover, when compared to a conventional engine’s “best available control technology” (BACT) as defined by the EPA for natural gas engines, both Nitrous Oxide (NOx) and Carbon Monoxide (CO) are reduced by nearly tenfold. Consequently, the Ultra low-emissions technology is potentially transformative to the engine’s reputation in the energy marketplace, allowing it to now be characterized as a source of clean power.
Figure 3 — Comparison of Tecogen Ultra Low-Emissions Technology to Other Technologies

Emissions [ppm @ 15% O2]
30
25
20
15
10
5
0
NOx
CO
70 ppm
CARB CHP CO Standard4
CARB CHP NOx Standard4
Tecogen Ultra
Microturbine
Fuel Cell
Engine BACT

Sources:

(1)	Tecogen emissions based upon actual third party source test data.

(2)	Microturbine and Fuel Cell NOx data from California Energy Commission, Combined Heat and Power Market Assessment 2010, by ICF international.

(3)	Stationary engine BACT as defined by SCAQMD.

(4)	Limits represent CARB 2007 emission standard for Distributed Generation with a 60% (HHV) Overall Efficiency credit.

(5)	CO data not available for microturbine and fuel cell.
Contributions to Revenue
The following table summarizes net revenue by product line and services for the years ended December 31, 2014 and 2013:

	2014	2013
Products:
Cogeneration	$5,364,810	$5,199,649
Chiller	3,260,224	1,146,401
Total product revenue	8,625,034	6,346,050
Services	7,438,125	7,071,388
Installations	3,279,505	2,432,431
Total service revenue	10,717,630	9,503,819
Total revenue	$19,342,664	$15,849,869
All of the Company’s long lived assets reside in the United States. Currently, some revenue is generated outside the United States. These sales include United Kingdom, Mexico, Ireland, and others.
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

TECOGEN INC.

All of our cogeneration systems and most of our chillers use the same engine, the TecoDrive 7400 model. This is an engine modified by us to use natural gas fuel. The small 25-ton chiller uses a similar engine, the 3000 model. We worked closely with the engine manufacturers and the gas industry (including the Gas Research Institute) in the 1980s and 1990s to modify the engine and validate its durability. For the Ilios water heater, we introduced a technologically advanced engine that is enhanced for industrial applications.
Our commercial product line includes:

•	The InVerde® and TECOGEN® cogeneration units;

•	TECOCHILL® chillers;

•	Ilios high-efficiency water heaters; and

•	Ultra low-emissions technology.
InVerde Cogeneration Units
Our premier cogeneration product is the InVerde, a 100-kW CHP system that not only provides electricity and hot water, but also satisfies the growing customer demand for operation during a utility outage, commonly referred to as “black-start” capability. The InVerde incorporates an inverter, which converts direct current, or DC, electricity to alternating current, or AC. With an inverter, the engine and generator can run at variable speeds, which maximize efficiency at varying loads. The inverter then converts the generator’s variable output to the constant-frequency power required by customers (50 or 60 Hertz), as shown in Figure 4.
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
The InVerde`s black-start feature addresses a crucial demand from commercial and institutional customers who are increasingly concerned about utility grid blackouts and brownouts, natural disasters, security threats, and antiquated utility infrastructure. Multiple InVerde units can operate collectively as a stand-alone microgrid, which is a group of interconnected loads served by one or more power sources. The InVerde is equipped with software that allows a cluster of units to seamlessly share the microgrid load without complex controls.
The InVerde CHP system was developed in 2007, and we began shipping it in 2008. Our largest InVerde installation utilizes 12 units, which supply 1.2 MW of on-site power and about 8.5 million Btu/hr of heat (700,000 Btu/hr per unit).
Figure 4 — Diagram of InVerde CHP System

TECOGEN INC.

TECOGEN Cogeneration Units
The TECOGEN cogeneration system is the original model introduced in the 1980s, which is available in sizes of 60 kW and 75 kW, producing up to 500,000 Btu/hr of hot water. This technology is based on a conventional single-speed generator. It is meant only for grid-connected operation, and is not universally accepted by utilities for interconnection, in contrast to the InVerde. Although this cogeneration product has the longest legacy and largest population, much of its production volume has been supplanted by the InVerde.
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
Ilios High-Efficiency Water Heaters
The Ilios high-efficiency water heater, uses a heat pump, which captures warmth from outdoor air even if it is moderately cool outside. Heat pumps work somewhat like a refrigerator, but in reverse. Refrigerators extract heat from inside the refrigerator and move it outside the refrigerator. Heat pumps extract heat from outside and move it indoors. In both cases, fluids move the heat around by flowing through heat exchangers. At various points the fluids are compressed or expanded, which absorbs or releases heat. In 2013, additional an model of the heat pump was added which captures heat from a water source such as geothermal well or from an pre-existing chilled water loop in the facility; the latter configuration is doubly beneficial in that the process provides a simultaneous heating and cooling benefit.
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

TECOGEN INC.

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
Product Reliability
Our product lines have a long history of reliable operation. Since 1995, we have had a remote monitoring system in place that connects to hundreds of units daily and reports their “availability,” which is the amount of time a unit is running or is ready to run (% of hours). More than 80% of them operate above 90% availability, with the average being 93.8%. Our factory service agreements have directly impacted these positive results.
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
Research &Development Capabilities
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
In March 2013, we successfully completed a $1 million program with the California Energy Commission, originally awarded in 2009, to develop a small CHP engine (about 35 kW) that uses advanced automotive technology. The engine achieves a nearly 20% fuel efficiency gain over our current TecoDrive technology. The program included an endurance test to qualify the engine for the CHP duty cycle. Transition to the new advanced engine occurred with the Ilios water heating product.
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

TECOGEN INC.

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
Certain components of our InVerde product were developed through a grant from the California Energy Commission. This grant includes a requirement that we pay royalties on all sales of all products related to the grant. As of December 31, 2014, such royalties accrued in accordance with this grant agreement were less than $10,000 on an annual basis.
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
For the years ended December 31, 2014 and 2013, we spent approximately $1,041,483 and $1,086,989, respectively, in research and development activities.
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

TECOGEN INC.

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
Our patents and applications relating to the Ultra low-emissions technology were issued or pending by October 2013. We expect that this will make the development of alternative technologies by competitors difficult. If this is the case, we could retain a strong competitive advantage for all our products in markets where severe emissions limits are imposed or where very clean power is favored, such as New Jersey, California, and Massachusetts.
With regard to pollutant emissions, Figure 3 above, compares all three technologies, along with the Tecogen engine CHP equipped with the Ultra technology. This figure illustrates that although fuel cells and microturbines are cleaner than conventional engine CHP (i.e., BACT), an engine equipped with Ultra technology now has comparable emissions to these other two technologies.
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
Today’s low natural gas prices in the United States improve the economics of gas-fueled chillers, so more competition could emerge. However, engine chillers will continue to have an efficiency advantage over absorption machines. Chiller performance is measured in terms of cooling energy output per unit of fuel input. This industry standard is called the coefficient of performance, or COP. Absorption chillers achieve COPs of about 1.2. Our TECOCHILL products reach efficiencies well above that level (COPs ranging from 1.6 to 2.6).
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

TECOGEN INC.

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
In 2013, we purchased rights to designs and technologies including patents granted or pending for our permanent magnet generators. This key component of our InVerde module uses this acquired technology.
The recent issuance by the U.S. PTO of the patent for the Ultra low-emissions technology keeps that technology exclusive to us. It applies to all of our gas engine-driven products and may have licensing applications to other natural gas engines. We have also filed for or been granted patents for this technology in Europe, Australia, Brazil, Canada, China, Costa Rica, the Dominican Republic, India, Japan, Mexico, New Zealand, Republic of Korea, Singapore, and South Africa. There is no assurance, however, that the Ultra low-emissions patent applications will be approved in any other country.
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

TECOGEN INC.

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

TECOGEN INC.

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
Other Utility-Related Regulations.  Another category of utility regulation that might affect our business is Renewable Portfolio Standards, or RPS. As of December 2012, some form of portfolio standards had been established in 38 states and the District of Columbia. According to the EPA, out of these states, 26 — Arizona, Connecticut, Delaware, Colorado, Hawaii, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Hampshire, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Utah, Vermont, Washington and West Virginia — specifically mention CHP and/or waste heat-to-power as eligible under their RPS (or related efficiency/clean energy program guidelines). RPS-type mechanisms have been adopted in several other countries, including United Kingdom, Italy, Poland, Sweden, Belgium, and Chile.
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
Employees
As of December 31, 2014, we employed 72 full-time employees and 3 part-time employees. We believe that our relationship with our employees is satisfactory. Three of our New Jersey service employees are represented by a collective bargaining agreement which was executed on February 25, 2014 with a retroactive effective date of January 1, 2014.

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
For each of our last five fiscal years and prior thereto, we have incurred annual operating losses. We expect this trend to continue until such time that we can sell a sufficient number of systems and achieve a cost structure to become profitable. We may not have adequate cash resources to reach the point of profitability. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.
We experience significant fluctuations in revenues from quarter to quarter on our product sales.
We have low volume, high dollar sales for projects that are generally non-recurring, and therefore our sales have fluctuated significantly from period to period. For example, when compared to the previous quarter, our revenues in 2013 increased in the first, third and fourth quarters and decreased in the second quarter. In 2014, our revenues increased during the second and the fourth quarters and decreased in the first and third quarters. Fluctuations cannot be predicted because they are affected by the purchasing decisions and timing requirements of our customers, which are unpredictable.
We may be unable to fund our future operating requirements, which could force us to curtail our operations.
If our funds are insufficient to fund our future operating requirements, we would need to raise additional funds through further public or private equity or debt financings depending upon prevailing market conditions. These financings may not be available to us, or if available, may be on terms that are not favorable to us and could result in significant dilution to our stockholders and reduction of the trading price of our stock. The state of worldwide capital markets could also impede our ability to raise additional capital on favorable terms or at all. If adequate capital were not available to us, we likely would be required to significantly curtail our operations or possibly even cease our operations.
If we experience a period of significant growth or expansion, it could place a substantial strain on our resources.
If our cogeneration and chiller products penetrate the market rapidly, we would be required to deliver even larger volumes of technically complex products or components to our customers on a timely basis and at a reasonable costs to us. We have never ramped up our manufacturing capabilities to meet significant large-scale production requirements. If we were to commit to deliver large volumes of products, we may not be able to satisfy these commitments on a timely and cost-effective basis.
We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in many of our products. Our engine supplier, our generator supplier for our cogeneration products, other than the InVerde, and to produce air conditioning, our engines drive a compressor are all purchased from large multinational equipment manufacturers. The loss of one of our suppliers could materially and adversely affect our business, if we are unable to replace them. While alternate suppliers for the manufacture of our engine, generator and compressor have been identified, should the need arise, there can be no assurance that alternate suppliers will be available and able to manufacture our engine, generator or compressor on acceptable terms.
From time to time, shipments can be delayed because of industry-wide or other shortages of necessary materials and components from third-party suppliers, as well as shipping delays at points of importation. A supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity, or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to deliver our products in accordance with contractual obligations.
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

TECOGEN INC.

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
We have applied for and obtained patents on certain key components used in our products. Specifically, the Company holds three patents, all of which are utilized in our products. In addition, we have rights to a 2006 University of Wisconsin patent enabling us to use that patent’s microgrid control algorithms for our specific use: engine-based power generation fueled by natural gas and diesel for engines less than 500 kW in electric power output. Also, the Company acquired rights to several patents and technologies included in the permanent magnet generators. The Company continues to apply for patents in the United States and other countries related to our technologies.
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

TECOGEN INC.

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

TECOGEN INC.

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
Our products could become less competitive if electric rates were to fall substantially in the future, noting that historically the rates have not had any sustained decline in price. Also, potential customers may perceive the unpredictable swings in natural gas and electricity prices as an increased risk of investing in on-site CHP, and may decide not to purchase CHP products.
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
Risks Related to Ownership of our Common Stock
Investment in our Common Stock is subject to price fluctuations and market volatility.
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

TECOGEN INC.

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
George N. Hatsopoulos and John N. Hatsopoulos, who are brothers, beneficially own approximately 48.0% of our outstanding shares of Common Stock. These stockholders have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws and the outcome of any other matter requiring stockholder approval, including a merger, consolidation and sale of substantially all of our assets or other change of control transaction. The concurrence of our minority stockholders will not be required for any of these decisions. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Common Stock, which might affect the prevailing market price for our Common Stock.
There has been a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.
As of our fiscal year end, December 31, 2014, our principal executive officers and principal accounting officer performed an evaluation of disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported as when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2014. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

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
Our eight leased service centers can be broken into two different sizes. The larger of the two has office space to accommodate administrative, sales and engineering personal, and warehouse space to stock parts in support of our service contracts.
As of December 31, 2014, the service centers that fit this larger category are based in Piscataway, New Jersey, Valley Stream and Mount Vernon, NY to service the Metro New York and Mid-Atlantic region. The San Francisco bay area and Northern California is served by such a center in Hayward, California.
The smaller type service center is a parts depot or warehouse for the stocking of parts in support of our service contracts. These centers are located in Los Angelos, California, Sterling Heights, Michigan, Newark, New York, and East Windsor, Connecticut.
Item 3.    Legal Proceedings.
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

TECOGEN INC.

Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market
The Company's common stock has been listed on the NASDAQ Capital Market, since May 2014 and trades under the ticker symbol TGEN. The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as quoted by the NASDAQ.

Year Ended December 31, 2014	High	Low
2nd Quarter	$31.31	$5.06
3rd Quarter	$8.18	$4.97
4th Quarter	$7.80	$4.59
Holders
As of March 6, 2015, there were more than 300 beneficial owners of our Common Stock including 93 holders of record.
Dividends
To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant. Also, the Company's convertible note provides that the Company shall not declare, pay or authorize any dividend, without prior consent of the payment of dividends.
Equity Compensation Plan Information
The following table provides information, as of December 31, 2014, with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,356,325	$2.77	1,748,783
Equity compensation plans not approved by security holders	—	—	—
Total	1,356,325	$2.77	1,748,783
(1) 2006 Equity Incentive Plan approved by written consent of stockholders (see exhibit 10.24).
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities
Not applicable.
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

TECOGEN INC.

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
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of Sales	66.9	68.3
Gross Profit	33.1	31.7
General and administrative	37.6	37.4
Selling	9.3	9.0
Research and development	5.4	6.9
Aborted public offering costs	—	1.6
Loss from operations	(19.2)	(23.2)
Total other expense, net	(0.9)	(0.9)
Consolidated net loss	(20.1)	(24.1)
Less: Loss attributable to the noncontrolling interest	0.6	2.3
Net loss attributable to Tecogen Inc.	(19.5)	(21.8)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Revenues in 2014 were $19,342,664 compared to $15,849,869 in 2013, an increase of $3,492,795 or 22.0%. This increase is the result of the increased sales of equipment being larger than the increase revenue in service and installations. Product revenues in 2014 were $8,625,034 compared to $6,346,050 in 2013, an increase of $2,278,984 or 35.9%. This increase from the year ended December 31, 2013 to 2014 resulted from an increase in cogeneration sales of $165,161 and an increase in chiller sales of $2,113,823. The increased sales efforts in 2013 yielded dramatic increase in chiller sales. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is only recognized upon shipment.
Revenues derived from our service centers including installation activities, in 2014 were $10,717,630 compared to $9,503,819 for the same period in 2013, an increase of $1,213,811 or 12.8%. Our service operation grows with the sales of cogeneration and chiller systems, since the majority of our product sales are accompanied by a service contracts or time and materials agreements. As a result our “fleet” of units being serviced by our service department grows with product sales. In addition, our service department revenue has increased due to turnkey projects of $3,279,505 in 2014 compared to $2,432,431 in 2013.
Cost of Sales
Cost of sales in 2014 was $12,943,600 compared to $10,819,741 in 2013, an increase of $2,123,859 or 19.6%. Our gross profit margin was 33.1% in 2014 compared to 31.7% in 2013, an increase of 4.4%. The increase in gross profit margin is attributable to better margins on turnkey projects year over year and improving production efficiencies in material, labor and factory utilization. The service department's work with the factory to improve product service cycles, ease of maintenance, and component sourcing will continue to increase margins in the future.

TECOGEN INC.

Operating Expenses
Operating expenses increased in 2014 to $10,102,381 compared to $8,700,232 in 2013, an increase of $1,402,149 or 16.1%. This increase was mostly due to increased general and administrative expense of $1,333,486. The increases were due to new compliance costs associated with being public, increased stock compensation expense, increased administrative head count and turn over in the Chief Financial Officer position as well as various other increased expenses. Selling expenses increased in 2014 to $1,796,268 compared to $1,423,587 in 2013, an increase of $372,681 or 26.2%. This increase was due to increased headcount in our sales and marketing departments, commissions, and travel costs. Research and development expenses decreased in 2014 to $1,041,483 compared to $1,086,989 in 2013, a decrease of $45,506 or 4.2%. The decrease is not a change in efforts or programs with research and development, and management continues efforts to improve the product's performance and cost.
Loss from Operations
Loss from operations for the year ended December 31, 2014 was $3,703,317 compared to $3,670,104 in 2013, an increase of $33,213 or 0.9%. The increase in the loss was due to the increase in operating expenses being larger than the increase in gross profit as discussed above.
Other Income (Expense), net
Other expense, net for the year ended December 31, 2014 was $167,635 compared to $137,107 for the same period in 2013. Other income (expense) includes interest income and other income of $9,710, net of interest expense on notes payable of $177,345 in 2014. For the same period in 2013, interest and other income was $3,958 and interest expense was $141,065.
Provision for Income Taxes
We did not record any benefit or provision for income taxes for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the income tax benefits generated from our net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $125,140 for the year ended December 31, 2014 compared to $357,722 for the same period in 2013, a decrease of $232,582 or 65.0%. The decrease in the losses were a direct result of increased sales and improving performance of the subsidiary. Management expects continued improvement with higher sales volume and margin improvement in the near future. Noncontrolling interest ownership percentage as of December 31, 2014 and 2013 was 35.0%.
Net loss
Net loss for the year ended December 31, 2014 was $3,745,812 compared to $3,449,489 for the same period in 2013. The increase in the loss of $296,323 was due to the increase in gross profit not offsetting the increase in operating expenses as discussed above.
Liquidity and Capital Resources
Consolidated working capital at December 31, 2014 was $7,217,583, compared to $5,565,789 at December 31, 2013, an increase of $1,651,794 or 29.7%. Included in working capital were cash and cash equivalents of $1,186,033 and $585,702 in restricted short-term investments at December 31, 2014, compared to $7,713,899 in cash and cash equivalents at December 31, 2013.
Cash used in operating activities for the years ended December 31, 2014 and 2013 was $5,126,816 and $3,384,019, respectively. Our accounts receivable balance increased to $4,750,437 at December 31, 2014 compared to $3,740,885 at December 31, 2013, an increase of $1,009,552 due to timing of billing, shipments, collections and change in the reserve. Unbilled revenues also increased by $50,514 in connection with turnkey projects. Our inventory increased to $4,090,221 as of December 31, 2014 compared to $3,343,793 as of December 31, 2013, a increase of $746,428. Prepaid expenses as of December 31, 2014 increased to $348,868 as compared to $340,013, an increase of $8,855.
Accounts payable increased to $2,416,313 as of December 31, 2014 from $2,338,046 at December 31, 2013, an increase of $78,267. Accrued expenses decreased to $1,008,153 as of December 31, 2014 compared to $1,139,554 as of December 31, 2013, a decrease of $131,401. Interest payable, related party decreased from $198,450 as of December 31, 2013 to $0 as of December 31, 2014. Deferred revenues increased to $1,873,729 as of December 31, 2014 from $818,459 at December 31, 2013, an increase of $1,055,270. This significant increase in deferred revenues relate to the increased number of active turnkey projects.
Our related party balance was a net receivable of $600,251 as of December 31, 2014 and a net payable of $119,667 as of December 31, 2013. This change is due to receivables with related parties being larger than payable at year end and are not necessarily indicative of any significant change in operations.

TECOGEN INC.

During 2014 our cash flows used in investing activities were $942,841 and included purchases of short-term investments of $584,400, purchases of property and equipment of $223,574, expenditures related to intangible assets such as patents and product certifications of $141,959 offset by the proceeds from disposal of assets of $7,092.
Our cash flows used in financing activities were $458,209 for 2014, resulting from the proceeds of $2,340,194 from the sale of the Company's common stock in a private placement and a public offering, and the exercising of stock options of $161,265 offset by the repayment of notes payable of $2,950,000 and debt issuance cost of $9,668.
At December 31, 2014, our commitments included various leases for office and warehouse facilities of $4,860,155 to be paid over several years through 2024. The source of funds to fulfill these commitments will be provided either from cash and short-term investment balances, operations or through debt or equity financing.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations and funds raised in subsequent private placements, will be sufficient to meet our working capital requirements for the next twelve months. As we continue to grow our business, we expect that our cash requirements will increase. As a result, we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.
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
Off Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, the Company’s Co-Chief Executive Officer, personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain of the Company's construction contracts. This credit facility was extended until July 22, 2015.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated from Item 15 and pages F-1 through F-26 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(a) Previous independent registered public accounting firm
On September 16, 2014, the Audit Committee of the Board of Directors of Tecogen Inc. (the “Registrant” or "Company"), notified McGladrey LLP ("McGladrey") that it was dismissing McGladrey as its independent registered public accounting firm effective immediately.
The reports of McGladrey on the financial statements of the Registrant for the year ended December 31, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
During the fiscal year ended December 31, 2013 and through September 15, 2014, there have been no:

(i)
Disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or

(ii)	“Reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.
(b) New independent registered public accounting firm
On September 16, 2014, the Audit Committee of the Board of Directors of the Registrant engaged Wolf & Company, P.C. (“Wolf”) as the Registrant's independent registered public accountant effective immediately. In deciding to select Wolf, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Wolf and concluded that Wolf has no commercial relationship with the Company that would impair its independence for the fiscal year ended December 31, 2014. During the Registrant's two most recent fiscal years and the subsequent interim period through October 15, 2014, the Registrant did not consult Wolf with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

TECOGEN INC.

Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2014, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.
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
Management’s Annual Report on Internal Control over Financial Reporting:
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.
At December 31, 2014, the Company employed 72 active full-time employees and 3 part-time employees. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information.
Not applicable.

TECOGEN INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by this item is incorporated by reference to our 2015 Proxy Statement.

Item 11. Executive Compensation.
The information called for by this item is incorporated by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item is incorporated by reference to our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item is incorporated by reference to our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
The information called for by this item is incorporated by reference to our 2015 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following consolidated financial statements and the related notes thereto of Tecogen Inc. and the Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

(a)	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES:
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and December 31, 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013
Notes to Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits
The exhibits to the Registration Statement are listed in the Exhibit Index attached hereto and incorporated by reference herein.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Dated: March 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Chairman of the Board	March 24, 2015
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Director and Co-Chief Executive Officer	March 24, 2015
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Benjamin Locke	Co-Chief Executive Officer	March 24, 2015
Benjamin Locke	(Principal Executive Officer)

/s/ David A. Garrison	Chief Financial Officer, Treasurer and Secretary	March 24, 2015
David A. Garrison	(Principal Financial and Accounting Officer)

/s/ Charles T. Maxwell	Director	March 24, 2015
Charles T. Maxwell

/s/ Ahmed F. Ghoniem	Director	March 24, 2015
Ahmed F. Ghoniem

/s/ Joseph E. Aoun	Director	March 24, 2015
Joseph E. Aoun

/s/ Earl R. Lewis	Director	March 24, 2015
Earl R. Lewis

TECOGEN INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1[b]	Amended and Restated Certificate of Incorporation.
3.2[b]	Amended and Restated Bylaws.
4.1[b]	Specimen Common Stock Certificate of Tecogen Inc.
4.2[a]	Form of Restricted Stock Purchase Agreement.
4.3+[b]	Form of Stock Option Agreement.
4.4+[a]	Indenture and Form of 6% Convertible Debenture Due 2004, dated September 24, 2001.
10.2[a]	Form of Tecogen Inc. Subscription Agreement for private placement of Common Stock.
10.3#[b]	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2012.
10.4[b]	First Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2013.
10.5[b]	Second Amendment to the Facilities, Support Services, and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated November 12, 2013.
10.6#[b]	General Motors LLC, Customer Care and Aftersales Agreement, dated November 15, 2011.
10.7[b]	Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 14, 2008.
10.8[b]	Second Amendment to Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated January 16, 2013.
10.9[a]	Form of Demand Promissory Note Agreement by Tecogen Inc. in favor of John N. Hatsopoulos.
10.10
Demand Promissory Note by Tecogen Inc., dated October 3, 2013, in favor of John N. Hatsopoulos (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013).

10.11[a]	Form of Sales Representative Agreement.
10.12#[b]	Asset Purchase Agreement with Danotek, LLC.
10.13#[b]	Exclusive License Agreement between Tecogen Inc. and the Wisconsin Alumni Research Foundation, dated February 5, 2007.
10.14[a]	Grant Award Number PIR-08-022, dated July 2, 2009.
10.15#[b]	Sales Representative Agreement between American DG Energy Inc. and Ilios Dynamics, dated October 20, 2009.
10.16[b]	First Amendment to the Sales Representative Agreement, dated November 12, 2013, between Ilios Inc. and American DG Energy Inc.
10.17	Revolving Line of Credit Agreement, dated March 25, 2013, between Tecogen Inc. and John N. Hatsopoulos (incorporated by reference to the registrant’s Current Report on Form 8-K, dated March 25, 2013).
10.18[b]	First Amendment to the Revolving Line of Credit Agreement, dated August 13, 2013, between Tecogen Inc. and John N. Hatsopoulos.
10.19[b]	Form of Common Stock Purchase Agreement.
10.20[b]	Form of Common Stock Purchase Agreement.
10.21[b]	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP.
10.22[b]	Collective Bargaining Agreement, dated February 25, 2014, between Tecogen Inc. and International Union of Operating Engineers, Local 68, 68A, 68B.
10.23[b]	Revolving Line of Credit Agreement between Tecogen Inc. and John N. Hatsopoulos, dated March 26, 2014.
10.24*+	Tecogen Inc. 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014.
14.1[a]	Code of Business Conduct and Ethics
21.1[b]	List of subsidiaries
23.1*	Consent of Wolf & Company, P.C.
23.2*	Consent of McGladrey LLP.
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer

TECOGEN INC.

Exhibit Number	Description
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

#
Confidential Treatment has been granted for portions of this document. The confidential portions were omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.

+	Management contract or compensatory plan or agreement.
[a]	Incorporated by reference to the registrant’s Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697)
[b]	Incorporated by reference to the registrant's Registration Statement on Form S-1, as amended filed with the SEC on June 27, 2014 (Registration No. 333-193791)

TECOGEN INC.

Contents

Reports of the Independent Registered Public Accounting Firms    F-2
Consolidated Financial Statements:
Consolidated balance sheets    F-4
Consolidated statements of operations    F-5
Consolidated statements of stockholders' equity    F-6
Consolidated statements of cash flow    F-7
Notes to the consolidated financial statements     F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tecogen Inc.

We have audited the accompanying consolidated balance sheet of Tecogen Inc. ( the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecogen Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.
Boston, Massachusetts
March 24, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tecogen Inc.

We have audited the accompanying consolidated balance sheet of Tecogen Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecogen Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
McGladrey LLP

Boston, Massachusetts
March 24, 2014

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,186,033	$7,713,899
Short-term investments, restricted	585,702	—
Accounts receivable, net	4,750,437	3,740,885
Unbilled revenue	696,912	646,398
Inventory, net	4,090,221	3,343,793
Due from related party	600,251	—
Deferred financing costs	50,201	140,433
Prepaid and other current assets	348,868	340,013
Total current assets	12,308,625	15,925,421

Property, plant and equipment, net	658,421	638,026
Deferred financing costs, net of current portion	48,990	—
Intangible assets, net	1,011,300	953,327
Goodwill	40,870	40,870
Other assets	53,325	72,425
TOTAL ASSETS	$14,121,531	$17,630,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Demand notes payable and line of credit, related party	$—	$2,950,000
Senior convertible promissory note, related party	—	3,000,000
Accounts payable	2,416,313	2,338,046
Accrued expenses	1,008,153	1,139,554
Deferred revenue	1,666,576	613,915
Due to related party	—	119,667
Interest payable, related party	—	198,450
Total current liabilities	5,091,042	10,359,632

Long-term liabilities:
Deferred revenue, net of current portion	207,153	204,544
Senior convertible promissory note, related party	3,000,000	—
Total liabilities	8,298,195	10,564,176

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,905,881 and 15,155,200 issued and outstanding at December 31, 2014 and 2013, respectively	15,906	15,155
Additional paid-in capital	25,088,213	22,463,996
Accumulated deficit	(18,955,023)	(15,209,212)
Total Tecogen Inc. stockholders’ equity	6,149,096	7,269,939
Noncontrolling interest	(325,760)	(204,046)
Total stockholders’ equity	5,823,336	7,065,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,121,531	$17,630,069
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenues
Products	$8,625,034	$6,346,050
Services	10,717,630	9,503,819
Total revenues	19,342,664	15,849,869

Cost of sales
Products	6,347,583	4,709,767
Services	6,596,017	6,109,974
Total cost of sales	12,943,600	10,819,741

Gross profit	6,399,064	5,030,128

Operating expenses
General and administrative	7,264,630	5,931,144
Selling	1,796,268	1,423,587
Research and development	1,041,483	1,086,989
Aborted public offering costs	—	258,512
Total operating expenses	10,102,381	8,700,232

Loss from operations	(3,703,317)	(3,670,104)

Other income (expense)
Interest and other income	9,710	3,958
Interest expense	(177,345)	(141,065)
Total other expense, net	(167,635)	(137,107)

Loss before income taxes	(3,870,952)	(3,807,211)
Consolidated net loss	(3,870,952)	(3,807,211)

Less: Loss attributable to the noncontrolling interest	125,140	357,722
Net loss attributable to Tecogen Inc.	$(3,745,812)	$(3,449,489)

Net loss per share - basic and diluted	$(0.24)	$(0.26)

Weighted average shares outstanding - basic and diluted	15,607,897	13,385,155
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014 and 2013

	Tecogen Inc.
	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2012	13,611,974	$13,612	$16,360,821	$(11,759,723)	$168,325	$4,783,035
Sale of common stock	1,476,789	1,477	5,965,328	—	—	5,966,805
Conversion of related party convertible notes to common stock	75,806	76	90,891	—	—	90,967
Conversion of accrued interest on related party convertible notes to common stock	3,131	3	11,277	—	—	11,280
Exercise of stock options	25,000	25	2,975	—	—	3,000
Forfeitures of restricted stock grant	(37,500)	(38)	(112)	—	(200)	(350)
Stock based compensation expense	—	—	32,816	—	(14,449)	18,367
Net loss	—	—	—	(3,449,489)	(357,722)	(3,807,211)
Balance at December 31, 2013	15,155,200	$15,155	$22,463,996	$(15,209,212)	$(204,046)	$7,065,893

Sale of common stock	649,106	649	2,339,545	—	—	2,340,194
Exercise of stock options	101,575	102	161,163	—	—	161,265
Stock based compensation expense	—	—	123,510	—	3,426	126,936
Net loss	—	—	—	(3,745,812)	(125,140)	(3,870,952)
Balance at December 31, 2014	15,905,881	$15,906	$25,088,214	$(18,955,024)	$(325,760)	$5,823,336
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013

Net loss	$(3,870,952)	$(3,807,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	278,865	256,459
Loss on Disposal of Asset	1,209	—
Provision for losses on accounts receivable	53,800	50,600
Provision (recovery) for inventory reserve	—	(32,000)
Stock-based compensation	126,936	18,367
Non-cash interest expense	50,910	—
Changes in operating assets (increase) decrease in:
Short-term investments, restricted	(1,303)	(202)
Accounts receivable	(1,063,352)	(1,091,242)
Inventory	(746,428)	62,229
Unbilled revenue	(50,514)	(646,398)
Due from related party	(600,251)	55,837
Prepaid expenses and other current assets	(8,855)	62,833
Other assets	19,100	(33,000)
Changes in operating liabilities increase (decrease) in:
Accounts payable	78,267	1,187,036
Accrued expenses	(131,401)	331,632
Deferred revenue	1,055,270	(2,186)
Interest payable, related party	(198,450)	83,560
Due to related party	(119,667)	119,667
Net cash used in operating activities	(5,126,816)	(3,384,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(223,574)	(202,700)
Disposal of property and equipment	7,092	—
Purchases of intangible assets	(141,959)	(397,950)
Cash paid for asset acquisition	—	(497,800)
Purchases of short-term investments	(584,400)	—
Maturities of short-term investments	—	182,061
Net cash used in investing activities	(942,841)	(916,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on demand notes payable, related party	(2,950,000)	(37,500)
Proceeds from issuance of demand notes payable and line of credit, related party	—	1,650,000
Proceeds from sale of common stock, net of costs	2,340,194	5,966,805
Proceeds from exercise of stock options	161,265	3,000
Proceeds from issuance of senior convertible promissory note	—	3,000,000
Payments for debt issuance costs	(9,668)	(140,433)
Purchase of restricted stock	—	(350)
Net cash (used in) provided by financing activities	(458,209)	10,441,522
Net increase (decrease) in cash and cash equivalents	(6,527,866)	6,141,114
Cash and cash equivalents, beginning of the year	7,713,899	1,572,785
Cash and cash equivalents, end of the year	$1,186,033	$7,713,899
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

Supplemental disclosure of cash flow information:

Cash paid for interest	$324,885	$55,639
Non-cash investing and financing activities:
Conversion of accrued convertible debenture interest into common stock	$—	$11,280
Conversion of related party notes to common stock	—	90,967
Settlement of shareholder receivable	$—	$—
Cash paid for asset acquisition:
Inventory	$—	$17,400
Property and equipment	—	199,530
Intangible assets	—	240,000
Goodwill	—	40,870
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

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
On May 4, 2009, the Company invested in a new corporation called Ilios Inc., or Ilios. The investment gave the Company a controlling financial interest in Ilios, whose business focus is advanced heating systems for commercial and industrial applications. As of December 31, 2014 the Company owns a 65.0% interest in Ilios and has consolidated Ilios into its financial statements. With the inclusion of unvested restricted stock awards, the Company owns 63.7% of Ilios.
The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary Ilios.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s (“FDIC”) general deposit insurance limits. The amount on deposit at December 31, 2014 and 2013 which exceeded the $250,000 federally insured limit was approximately $1,272,500 and $7,410,000, respectively. The Company has not experienced any losses in such accounts and thus believes that it is not exposed to any significant credit risk on cash and cash equivalents.
There was no customer who represented more than 10% of revenues for the years ended December 31, 2014 and 2013. The Company has three hundred fifty-three customers who represented all of the revenues for the year ended December 31, 2014. Included in trade accounts receivable are amounts from one customer who represents 13% of the accounts receivable balance as of December 31, 2014 and another customer who represented 22% of the accounts receivable balance as of December 31, 2013.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity date, at date of purchase, of three months or less to be cash and cash equivalents.
Short-Term Investments
Short-term investments consist of certificates of deposit with maturities of greater than three months but less than one year. Certificates of deposits approximate fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. These certificates are currently restricted as collateral for performance bonds associated with ongoing turnkey projects.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2014 and 2013, the allowance for doubtful accounts was $50,000 and $103,800, respectively.
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
Goodwill
The Company's goodwill was recorded as a result of the Company's asset acquisition discussed in Note 14. The Company has recorded this transaction using the acquisition method of accounting. The Company tests its recorded goodwill for impairment as of the last day of the year, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium, is less than stockholders' equity.
The Company's impairment testing involves a step zero process. Step zero allows for management to first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. The most significant factor to the value of the goodwill is the current value of the permanent magnet generator acquired as discussed in Note 14. These assets are a critical component to our top selling product line. The qualitative assessment of this value is significant to the future of the Company. Therefore, as of December 31, 2014, the Company determined that the fair value of the reporting unit exceeded its carrying value and therefore the second step was not necessary and no impairment was recognized.
Common Stock
The Company's common stock was split one-for-four in a reverse stock split effective July 22, 2013. The effect of this reverse stock split has been retroactively applied to per share data and common stock information.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

Impairment of long-lived assets
Long-lived assets, including intangible assets and property and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2014.
Off Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, one of the Company’s Co-Chief Executive Officers, personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts.
Loss per Common Share
The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with the convertible debentures, stock options and warrants to be dilutive Common Stock equivalents when the exercise/conversion price is less than the average market price of our Common Stock for the period. All shares issuable for the years ended December 31, 2014 and 2013 were anti-dilutive because of the reported net loss.
Segment Information
The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one business segment which manufactures and supports highly efficient CHP products based on engines fueled by natural gas. All of the Company’s long lived assets reside in the United States of America. The significant majority of the Company’s revenue is generated in the United States of America.
The following table summarizes net revenue by product line and services for the years ended December 31, 2014 and 2013:

	2014	2013
Products:
Cogeneration	$5,364,810	$5,199,649
Chiller	3,260,224	1,146,401
Total Product Revenue	8,625,034	6,346,050
Services:
Service contracts	7,438,125	7,071,388
Installations	3,279,505	2,432,431
Total Service Revenue	10,717,630	9,503,819
Total Revenue	$19,342,664	$15,849,869
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

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
With few exceptions, the Company is no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2010, with the exception of loss carryforwards in the event they are utilized in future years. The Company's tax returns are open to adjustment from 2002 forward, as a result of the fact that the Company has loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
Fair Value of Financial Instruments
The Company’s financial instruments are cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, demand notes, line of credit and convertible debentures due to related parties. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At December 31, 2014, the recorded value on the consolidated balance sheet of the debentures approximates fair value as the terms approximate those available for similar instruments. Certificates of deposits are classified as short-term investments and approximate fair value, based on estimates using current market rates offered for deposits with similar remaining maturities.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. For the year ended December 31, 2014, bill and hold transactions of appproximately $1,020,000 in revenue compared to $0 in 2013.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

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
Advertising Costs
The Company expenses the costs of advertising as incurred. For the years ended December 31, 2014 and 2013, advertising expense was approximately $281,330 and $242,200, respectively.
Research and Development Costs
Research and development expenditures are expensed as incurred. Proceeds from certain grants and contracts with governmental agencies and their contractors to conduct research and development for new CHP technologies or to improve or enhance existing technology is recorded as an offset to the related research and development expenses. These grants and contracts are paid on a cost reimbursement basis provided in the agreed upon budget. Amounts received totaled $74,800 and $127,500 in fiscal years 2014 and 2013, respectively, which offset the Company’s total research and development expenditures of approximately $1,116,283 and $1,214,489 for each of the years ended December 31, 2014 and 2013, respectively. In previous disclosures, research and development costs were included in general and administrative expenses. For the year ended December 31, 2013, these expenses were reclassed on the statement of operations for comparison purposes.
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
Reclassifications
Certain prior period balances have been reclassified to conform with current period presentation. As a result of a four-for-one reverse stock split which took place during 2013, a reclassification of $40,836 from common stock to additional paid in capital was retroactively applied to the balances as of December 31, 2012. Research and development expense was separated from the general and administrative expense starting in 2014, for comparison purposes the expense was reclassed for the year ended December 31, 2013.

Note 3 – Loss per common share:
Basic and diluted loss per share for the years ended December 31, 2014 and 2013, respectively, was as follows:

	2014	2013
Loss available to stockholders	$(3,745,812)	$(3,449,489)
Weighted average shares outstanding - Basic and diluted	15,607,897	13,385,155
Basic and diluted loss per share	$(0.24)	$(0.26)

Anti-dilutive shares underlying stock options outstanding	1,356,325	1,148,000
Anti-dilutive convertible debentures	555,556	555,556
Note 4 – Inventory
Inventories at December 31, 2014 and 2013 consisted of the following.

	2014	2013
Gross raw materials	$4,348,786	$3,539,732
Less - reserves	(300,000)	(300,000)
Net raw materials	4,048,786	3,239,732
Work-in-process	22,250	104,061
Finished goods	19,185	—
	$4,090,221	$3,343,793
Note 5 – Intangible assets other than goodwill
The Company capitalized $68,638 and $171,224 of product certification costs during the years ended December 31, 2014 and 2013, respectively. Also included in intangible assets are the costs incurred by the Company to acquire certain patents. These patents, once in service, will be amortized on a straight-line basis over the estimated economic life of the associated product, which range from approximately 7-10 years. The Company capitalized $73,321 and $226,726 of patent-related costs during the years ended December 31, 2014 and 2013, respectively. The Company also capitalized in 2013 $240,000 for developed technology in connection with an asset acquisition which is being amortized over its useful life of fifteen years. Intangible assets at December 31, 2014 and 2013 consist of the following:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2014
Intangible assets	$475,344	$514,930	240,000	$1,230,274
Less - accumulated amortization	(128,732)	(62,242)	(28,000)	(218,974)
	$346,612	$452,688	$212,000	$1,011,300

Balance at December 31, 2013
Intangible assets	$406,706	$441,609	240,000	$1,088,315
Less - accumulated amortization	(83,405)	(39,583)	(12,000)	(134,988)
	$323,301	$402,026	$228,000	$953,327

TECOGEN INC.

Amortization expense was $83,986 and $56,643 during the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense at December 31, 2014 for each of the five succeeding years and thereafter are as follows:

2015	$92,389
2016	137,096
2017	137,096
2018	130,899
2019	114,248
Thereafter	399,572
$1,011,300
Note 6 – Property and equipment
Property and equipment at December 31, 2014 and 2013 consisted of the following:

	Estimated Useful Life (in Years)	2014	2013
Machinery and equipment	5 - 7 years	$936,705	$773,894
Furniture and fixtures	5 years	99,346	79,612
Computer software	3 - 5 years	67,215	67,215
Leasehold improvements	*	427,791	397,158
		1,531,057	1,317,879
Less - accumulated depreciation and amortization		(872,636)	(679,853)
Net property, plant and equipment		$658,421	$638,026
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2014 and 2013 was $194,879 and $199,816, respectively.
Note 7 – Demand notes payable, convertible debentures and line of credit
Demand notes payable to related parties consist of various demand notes outstanding to stockholders totaling $0 and $1,750,000 at December 31, 2014 and 2013, respectively. The primary lender is John N. Hatsopoulos, the company’s Chief Executive Officer, who holds $0 and $1,750,000 of the demand notes as of December 31, 2014 and 2013, respectively. The demand notes accrue interest annually at rates ranging from 5% to 6%. Unpaid principal and interest on the demand notes is due upon demand by the lender. On January 6, 2014, the Company repaid the then outstanding principal balance of $1,750,000 together with accrued interest of $175,311.
On March 25, 2013, the Company entered into a Revolving Line of Credit Agreement, or the Credit Agreement, with John N. Hatsopoulos, our Chief Executive Officer. Under the terms of the Credit Agreement, as amended on August 13, 2013, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $1,500,000 from time to time, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Credit Agreement will bear interest at the Bank Prime Rate as quoted from time to time in the Wall Street Journal plus 1.5% per year. Repayment of the principal amount borrowed pursuant to the Credit Agreement was due on March 1, 2014. In addition, the Company could have prepaid accrued interest, provided that prepayment was not made prior to January 1, 2014. The Credit Agreement terminated on March 1, 2014. As of December 31, 2013, the Company had borrowed $1,200,000 pursuant to the Credit Agreement. On January 6, 2014, the Company repaid the then outstanding principal balance of $1,200,000 together with accrued interest of $25,347.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

On October 18, 2013, the remaining holder of the debentures, George N. Hatsopoulos, converted the principal balance of $3,000,000 into 555,556 shares of the Company's common stock at a conversion price of $1.20 per share. In addition, Mr. Hatsopoulos requested that the accrued interest earned in 2012 in the amount of $6,913 be converted into 2,161 shares of the Company's common stock at a conversion price of $3.20 per share and that the accrued interest earned on or after January 1, 2013 in the amount of $4,367 be converted into 970 shares of the Company's common stock at a conversion price of $4.50 per share.
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
Upon change of control, as defined by the Note, at Michaelson's option, the obligations may be assumed, on the terms and conditions in this Note, through an assignment and assumption agreement, or the Company may prepay all of the then outstanding principal and unpaid interest under this Note in full at the optional 120% prepayment amount. This provision does not create an embedded derivative in accordance with ASC 815, Derivatives and Hedging.  As such it is not required to be bifurcated and accounted for separately from the Note.
Debt issuance costs of $140,433 with a balance of $99,191 at December 31, 2014 are being amortized to interest expense over the term of the Note using the effective interest method. At December 31, 2014, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
While, prior to this transaction, Michaelson was an unrelated party, due to their beneficial ownership percentage of 6.4% after this transaction, Michaelson is now considered a related party.
Note 8 – Commitments and contingencies
Operating Lease Obligations
The Company leases office space and warehouse facilities under various lease agreements which expire through March 2024. The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements, on a calendar year basis. Total rent expense for the years ended December 31, 2014 and 2013 amounted to $615,602 and $616,041, offset by $201,440 and $127,784 in rent paid by sub-lessees, to both related and unrelated parties, for a net amount of $414,162 and $488,257.
As of December 31, 2014, the future minimum lease payments receivable on subleases were $51,033.
The Company leased one passenger vehicle under a lease agreement expiring June 2018. Vehicle rent expense amounted to $1,839 during the year ended December 31, 2014.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

Future minimum lease payments under all non-cancelable operating leases as of December 31, 2014 consist of the following:

Years Ending December 31,	Amount
2015	$574,108
2016	524,159
2017	519,399
2018	500,272
2019	506,432
2020 and thereafter	2,235,785
Total	$4,860,155
Letters of Credit
On October 26, 2011, the Company entered into an agreement with Digital Energy Corp., a customer of the Company, whereby the Company provided a letter of credit in the amount of $180,000, for the benefit of Digital Energy Corp., to satisfy a requirement of the New York Independent System Operator, Inc. A certificate of deposit for $180,000 secures the letter of credit. In exchange for providing this letter of credit, Digital Energy Corp. provided a promissory note to the Company for $180,000, with interest at 6%, payable in monthly installments of interest only. Principal would only be owed if the letter of credit was drawn upon and would become due and payable on the first anniversary date of the note. On February 19, 2013, this letter of credit and certificate of deposit restriction were released.
As of December 31, 2014, $583,702 in a letter of credit was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. The bank required collateral to issue the letter of credit which the company provided in the form of restricted cash. This revolving bank credit facility expires June 14, 2015. In addition, approximately $1,055,000 in letters of credit were required to collateralize performance bonds on several installation projects. This letter of credit is collateralized by an account owned by John N. Hatsopoulos and expires July 22, 2015. In each case, a performance bond has been furnished on the project and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.
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
Changes in the Company’s warranty reserve were as follows:

Warranty reserve, December 31, 2012	$90,200
Warranty provision for units sold	179,841
Costs of warranty incurred	(175,041)
Warranty reserve, December 31, 2013	95,000
Warranty provision for units sold	207,583
Costs of warranty incurred	(155,583)
Warranty reserve, December 31, 2014	$147,000

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

Note 10 – Stockholders’ equity
Common Stock
In 2014 and 2013 the Company raised additional funds through the offering and private placements of common stock to a limited number of accredited investors. In connection with the 2014 public offering, the Company sold an aggregate of 647,706 shares of common stock at a purchase price of $4.75 per share. In connection with this public offering the Company incurred commissions, legal fees and various other costs of $742,710 which were offset against the proceeds in additional paid in capital, resulting in net cash proceeds of $2,333,894. In connection with the 2014 and 2013 private placements the Company sold an aggregate of 1,400 and 1,476,789 shares of common stock at a purchase price $4.50 per share, resulting in net cash proceeds of $6,300 and $5,966,805.
The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2014 and 2013 there were 15,905,881 and 15,155,200 shares of Common Stock outstanding, respectively.
Preferred Stock
On February 13, 2013, the Company authorized preferred stock of 10 million shares, at December 31, 2014 none of these shares were issued or outstanding.
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the board to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2014 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2014 and 2013 was 1,748,783 and 58,683, respectively.
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
In 2014, the Company granted nonqualified options to purchase an aggregate of 318,325 shares of common stock for between $4.50 and $5.39 per share, respectively to certain employees, a director, and a consultant. These options have a vesting schedule of four years and expire in ten years. One of the grants for 100,000 shares had vesting terms of one year and only vest if the Company achieves positive earnings before interest taxes depreciation and amortization adjusted for stock compensation. The fair value of the options issued in 2014 was $577,029. The weighted-average grant date fair value of stock options granted during 2014 was $1.89 per option.
Stock option activity for the year ended December 31, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,148,000	$1.20-$4.50	$2.13	5.80 years	$2,721,100
Granted	318,325	$4.50-$5.39	4.85
Exercised	(101,575)	$1.20-$2.60	1.59
Canceled and forfeited	(8,425)	$0.12-$4.50	3.52
Expired	—	—	—
Outstanding, December 31, 2014	1,356,325	$1.20-$5.39	$2.77	5.12 years	$3,618,935
Exercisable, December 31, 2014	863,552		$2.65		$2,287,760
Vested and expected to vest, December 31, 2014	1,356,325		$2.77		$3,618,935

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2014 and 2013 are as follows:

Stock option awards:	2014	2013
Expected life	6.25 years	5.63 years
Risk-free interest rate	1.51%	1.34%
Expected volatility	22.7%-32.3%	26.5%-36.1%
The Company has granted restricted stock awards to its employees and directors. The performance based awards have vesting schedules ranging from 100% 90 days after an initial public offering (IPO) up to 100% one year after an IPO.
Restricted stock activity for the years ended December 31, 2014 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	361,570	$1.31
Granted	—	—
Vested	(205,720)	1.36
Forfeited	7,500	2.60
Unvested, December 31, 2014	163,350	$1.31
During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation of $117,138 and $59,678, respectively, related to the issuance of stock options and restricted stock. No tax benefit was recognized related to the stock-based compensation recorded during the years. At December 31, 2014 and 2013, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $156,179 and $124,845, respectively. This amount will be recognized over a weighted average period of 0.56 years.
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
During the years ended December 31, 2014 and 2013 Ilios recognized stock-based compensation of $9,798 and $(41,311), related to the forfeiture and issuance of stock options and restricted stock, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the year. At December 31, 2014 and 2013 there were 310,000 unvested shares of restricted stock outstanding. At December 31, 2014 and 2013 the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $14,478 and $9,004, respectively. This amount will be recognized over the weighted average period of 1.24 years.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

Stock option activity relating to Ilios for the years ended December 31, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	575,000	$0.10-$0.50	$0.29	6.44 years	$120,000
Granted	100,000	0.50	0.50
Exercised	—	—	—
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, December 31, 2014	675,000	$0.10-$0.50	$0.32	6.56 years	$120,000
Exercisable, December 31, 2014	193,750		$0.50		$—
Vested and expected to vest, December 31, 2014	675,000		$0.32		$120,000
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
For the Ilios awards noting none made in 2013, the weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2014 are as follows:

Stock option awards:
Expected life	6.25 years
Risk-free interest rate	1.65%
Expected volatility	35.2%
Ilios has granted restricted stock awards to its employees and directors. The awards have only service conditions and carry vesting schedules ranging from 100% 90 days after an IPO up to 100% one year after an IPO.
Restricted stock activity for the Ilios awards, for the years ended December 31, 2014 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2013	310,000	$0.10
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2014	310,000	$0.10
Note 11 – Noncontrolling interests
As of December 31, 2014, Tecogen owns 9,500,000 shares of 14,610,000 outstanding shares in Ilios or 65.0%. If the 310,000 restricted Ilios shares vest, the net result will decrease Tecogen’s ownership interest to 63.7%.
Note 12 – Retirement plans
The Company has a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The Company contributed approximately $144,568 and $125,680 to the Plan for the years ended December 31, 2014 and 2013.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

Note 13 – Related party transactions
The Company has two affiliated companies, namely American DG Energy, and EuroSite Power. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. The Company does not own any shares of American DG Energy, and EuroSite Power.
American DG Energy, and EuroSite Power are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos, the Company’s Chief Executive Officer who is also: (a) the Chief Executive Officer and a director of American DG Energy and holds 19.4% of American DG Energy’s common stock; (b) the Chairman of EuroSite Power and holds 4.7% of EuroSite Power’s common stock; and (c) a director of Ilios and holds 7.2% of Ilios’ common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, and is also: (a) an investor of American DG Energy and holds 13.0% of American DG Energy’s common stock; (b) an investor in Eurosite Power and holds 0.7% of EuroSite Power’s common stock; (c) an investor in Ilios and holds 3.1% of Ilios' common stock; and (d) was a director of Tecogen until June 25, 2014.

Additionally, the following related persons had or may have a direct or indirect material interest in our transactions with our affiliated companies:

•
Barry J. Sanders, who until February 6, 2015 was: (a) the President and Chief Operating Officer of American DG Energy, (b) the Chief Executive Officer and a director of EuroSite Power and (c) the Chairman of Ilios.

American DG Energy has sales representation rights to the Company’s products and services in New England. Revenue from sales of cogeneration and chiller systems, parts and service to American DG Energy during the years ended December 31, 2014 and 2013 amounted to $1,316,294 and $758,930, respectively.
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
On October 18, 2013, the remaining holder of the debentures, George N. Hatsopoulos, converted the principal balance of $3,000,000 into 555,556 shares of the Company's common stock at a conversion price of $1.20 per share. In addition, Mr. Hatsopoulos requested that the accrued interest earned in 2012 in the amount of $6,913 be converted into 2,161 shares of the Company's common stock at a conversion price of $3.20 per share and that the accrued interest earned on or after January 1, 2013 in the amount of $4,367 be converted into 970 shares of the Company's common stock at a conversion price of $4.50 per share.
The Company had lines of credit with John N. Hatsopoulos, the Co-Chief Executive Officer. Details of these transactions can be found in Note 7.
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note (the "Note") with Michaelson Capital Special Finance Fund LP, ("Michaelson"). Details of these transaction can be found in Note 7.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the years ended December 31, 2014 and 2013, the Company received $127,298 and $113,784, respectively, from American DG Energy and Levitronix LLC. In addition, for the years ended December 31, 2014 and 2013 the Company received from the same companies, $61,143 and $90,348, respectively, to offset common operating expenses incurred in the administration and maintenance of its corporate office and warehouse facility. In addition, Tecogen pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. Tecogen was reimbursed for these costs. As of December 31, 2014 and 2013, the total amount due from or (to) American DG Energy was $600,251 and $(119,667), respectively.
Note 14 - Asset acquisition
On January 9, 2013 the Company purchased certain assets, both tangible and intangible, required to manufacture the generator used in its InVerde product from Danotek Motion Technologies. The aggregate consideration paid in cash by the Company was $497,800, of which $17,400 represents the fair value of inventory and $199,530 represents the estimated fair value of property, plant and equipment consisting of machinery and equipment, computer equipment, and tooling, which is depreciated over useful lives ranging from 5 to 8.5 years. The fair value of the property, plant and equipment was estimated utilizing a replacement cost method. In addition, $240,000 of the purchase consideration represents the fair value of identified intangible assets using a relief from royalty method with a useful life of fifteen years. The balance of $40,870 is included in goodwill in the accompanying consolidated balance sheet, which consists largely of economies of scale expected from combining the manufacturing of the generator into Tecogen's operations. Acquisition related costs were not material to the financial statements and were expensed as incurred to general and administrative expenses.
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
The purchase price has been allocated as follows:

Inventory	$17,400
Machinery and equipment	171,910
Computer equipment	22,070
Tooling	5,550
Developed technology	240,000
Goodwill	40,870
Total purchase consideration	$497,800
Note 15 – Income taxes
A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Benefit at federal statutory tax rate	$1,319,500	$1,280,000
Unbenefited operating losses	(1,319,500)	(1,280,000)
Income tax provision	$—	$—

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2013 and 2014

The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryforwards	$6,356,000	$4,850,000
Accrued expenses and other	1,051,000	598,000
Accounts receivable	19,000	40,000
Inventory	207,000	117,000
Property, plant and equipment	138,000	155,000
Deferred tax assets	7,771,000	5,760,000
Valuation allowance	(7,771,000)	(5,760,000)
Deferred tax assets, net	$—	$—

At December 31, 2014, the Company has approximately $15,990,000 of Federal Loss Carryforwards that expire beginning in the year 2021 through 2034. In addition, the Company has varying amounts of state net operating losses, expiring at various dates starting 2015 through 2034. The Federal net operating losses include approximately $3,300,000 attributable to the Company's majority owned subsidiary, which can only be used against income of that entity.
Utilization of the loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as, similar state provisions. Ownership changes may limit the amount of the carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups of stock of a corporation by more than 50 percentage points over a three-year period.
If the Company has experienced a change of control, utilization of its carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the loss carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax provision.
A full valuation allowance has been provided against the company's loss carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.
The Company did not record a benefit for income taxes related to its operating losses for the years ended December 31, 2014 and 2013.
Note 16 – Subsequent events
On January 28, 2015, the Company sold 210,526 shares of common stock in a private placement for $4.75 a share for a total of $1,000,000. The shares are subject to the rule 144 in regards to holding requirements and were not registered.
The Company has evaluated subsequent events through the date of this report and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.