Form 10-Q
period 2015-03-31
TECOGEN INC.
filed 2015-05-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, March 31, 2015
Common Stock, $0.001 par value	16,338,782

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,983,983	$1,186,033
Short-term investments, restricted	586,055	585,702
Accounts receivable, net	5,410,044	4,750,437
Unbilled revenue	850,817	696,912
Inventory, net	3,756,152	4,090,221
Due from related party	272,408	600,251
Deferred financing costs	50,201	50,201
Prepaid and other current assets	402,031	348,868
Total current assets	13,311,691	12,308,625
Property, plant and equipment, net	627,400	658,421
Intangible assets, net	1,035,254	1,011,300
Goodwill	40,870	40,870
Deferred financing costs, net of current portion	36,607	48,990
Other assets	53,325	53,325
TOTAL ASSETS	$15,105,147	$14,121,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,097,473	$2,416,313
Accrued expenses	1,278,327	1,008,153
Deferred revenue	743,472	1,666,576
Total current liabilities	5,119,272	5,091,042
Long-term liabilities:
Deferred revenue, net of current portion	365,133	207,153
Senior convertible promissory note, related party	3,000,000	3,000,000
Total liabilities	8,484,405	8,298,195
Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,338,782 and 15,905,881 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16,339	15,906
Additional paid-in capital	26,536,965	25,088,213
Accumulated deficit	(19,572,488)	(18,955,023)
Total Tecogen Inc. stockholders’ equity	6,980,816	6,149,096
Noncontrolling interest	(360,074)	(325,760)
Total stockholders’ equity	6,620,742	5,823,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,105,147	$14,121,531
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2015 and 2014
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Products	$3,537,875	$1,944,776
Services	2,565,559	2,270,981
Total revenues	6,103,434	4,215,757
Cost of sales
Products	2,553,638	1,404,439
Services	1,324,821	1,385,092
Total cost of sales	3,878,459	2,789,531
Gross profit	2,224,975	1,426,226
Operating expenses
General and administrative	2,187,129	1,743,992
Selling	493,674	421,620
Research and development	176,163	308,134
Total operating expenses	2,856,966	2,473,746
Loss from operations	(631,991)	(1,047,520)
Other income (expense)
Interest and other income	9,103	3,085
Interest expense	(30,059)	(34,770)
Total other expense, net	(20,956)	(31,685)
Consolidated net loss	(652,947)	(1,079,205)
Less: Loss attributable to the noncontrolling interest	35,483	59,160
Net loss attributable to Tecogen Inc.	$(617,464)	$(1,020,045)
Net loss per share - basic and diluted	$(0.04)	$(0.07)
Weighted average shares outstanding - basic and diluted	16,224,642	14,796,413

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015 and 2014
(unaudited)

	March 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(652,947)	$(1,079,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,239	72,258
Change in provision for allowance on accounts receivable	—	50,600
Recovery for inventory reserve	(40,000)	—
Stock-based compensation	93,254	32,491
Non-cash interest expense	12,383	13,343
Gain on sale of assets	(5,569)	—
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	(353)	(647)
Accounts receivable	(659,607)	(559,604)
Unbilled revenue	(153,905)	(71,710)
Inventory, net	374,069	(129,464)
Due from related party	327,843	(306,305)
Prepaid expenses and other current assets	(53,163)	(135,875)
Other non-current assets	—	32,000
Increase (decrease) in:
Accounts payable	681,160	(474,002)
Accrued expenses	270,174	267,898
Deferred revenue	(765,124)	452,490
Due to related party	—	(119,667)
Interest payable, related party	—	(198,450)
Net cash used in operating activities	(504,546)	(2,153,849)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,935)	(55,964)
Proceeds from sale of assets	5,569	—
Purchases of intangible assets	(47,237)	(36,422)
Purchases of short-term investments, restricted	—	(583,073)
Net cash used in investing activities	(54,603)	(675,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on demand notes payable and line of credit to related party	—	(2,950,000)
Proceeds from sale of restricted common stock, net	996,874	6,300
Proceeds from the exercise of stock options	360,225	6,000
Net cash provided by (used in) financing activities	1,357,099	(2,937,700)
Net increase (decrease) in cash and cash equivalents	797,950	(5,767,008)
Cash and cash equivalents, beginning of the period	1,186,033	7,713,899
Cash and cash equivalents, end of the period	$1,983,983	$1,946,891
Supplemental disclosures of cash flows information:
Cash paid for interest	$30,059	$233,220

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three March 31, 2015 and 2014

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2014 in conjunction with our 2014 Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 24, 2015. This form 10-Q should be read in conjunction with our Annual Report.
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2015, and of operations and cash flows for the interim periods ended March 31, 2015 and 2014. The results of operations for the interim periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the year.
The accompanying condensed consolidated financial statements include the accounts of the Company and its 65.0% owned subsidiary Ilios Inc. or Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. With the inclusion of unvested restricted stock awards, the Company owns 63.7% of Ilios. Non controlling interest in the accompanying consolidated balance sheets represents the ownership of minority investors of Ilios.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended March 31, 2015 and 2014 no revenues were recorded as bill and hold transactions.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three March 31, 2015 and 2014

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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended March 31, 2015 and 2014, a loss of approximately $0 and $217,000 was recorded, respectively. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At March 31, 2015 and December 31, 2014 the allowance for doubtful accounts was $50,000.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At March 31, 2015 and December 31, 2014, inventory reserves were $260,000 and $300,000.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three months ended March 31, 2015 and 2014, depreciation expense was $43,956 and $60,161, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first three months of 2015 the Company determined that no interim impairment test was necessary.
Off Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, the Company’s Co-Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. This pledge was renewed on July 22, 2014, and with an expiration date of July 22, 2015. On April 10, 2015, the performance obligation tied to this bond was relieved and the credit facility was canceled.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three March 31, 2015 and 2014

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. (see “Note 4 – Stock-based compensation”.)
Revenues by Product
The following table summarizes net revenue by product line and services for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Products
Cogeneration	$2,571,928	$1,154,269
Chiller	965,947	790,507
Total Product Revenue	3,537,875	1,944,776
Services
Service contracts	1,872,366	1,772,981
Installations	693,193	498,000
Total Service Revenue	2,565,559	2,270,981
Total Revenue	$6,103,434	$4,215,757
Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. As a result, installation revenue is broken out in the schedule of net revenue by product line and services above; in the prior period this revenue was included in services. Research and development expense is separated from general and administrative expense for this interim report.
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended March 31, 2015 and 2014, respectively, were as follows:

	Three months ended March 31,
	2015	2014
Net loss attributable to stockholders	$(617,464)	$(1,020,045)
Weighted average shares outstanding - Basic and diluted	16,224,642	14,796,413
Basic and diluted loss per share	$(0.04)	$(0.07)
Anti-dilutive shares underlying stock options outstanding	1,186,325	1,095,250
Anti-dilutive convertible debentures	555,556	75,806
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three March 31, 2015 and 2014

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
Debt issuance costs of $147,577 are being amortized to interest expense over the term of the Note using the effective interest method. At December 31, 2014 and March 31, 2015, there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
Note 4 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of March 31, 2015, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2015 was 1,748,783.
Stock option activity for the three months ended March 31, 2015 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,356,325	$1.20-$5.39	$2.77	5.12 years	$3,618,935
Granted	—		—	—	—
Exercised	(222,375)	$1.20-$2.60	1.62	—	—
Canceled and forfeited	(13,150)	$2.60-$4.50	3.15	—	—
Expired	—	—	—	—	—
Outstanding, March 31, 2015	1,120,800	$1.20-$5.39	$2.99	6.20 years	$2,330,359
Exercisable, March 31, 2015	759,144		$2.21		$2,171,496
Vested and expected to vest, March 31, 2015	1,120,800		$2.99		$2,330,359
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan has 1,325,000 available for grant as of March 31, 2015. There were no grants during 2015 to date. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan.
Consolidated stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $93,254 and $32,491, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three March 31, 2015 and 2014

Note 5 – Commitments and contingencies
Letters of Credit
A letter of credit of $583,073, the original value of the short term investment prior to an increase from interest income of $2,982, was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. In addition, approximately $1,055,000 in a letter of credit was required to collateralize performance bonds on several installation projects. This letter of credit is collateralized by an account owned by John N. Hatsopoulos and on April 10, 2015, the collateral requirements of performance bond were lowered and the letter of credit was canceled. A performance bond has been furnished on projects, and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.
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
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note (the "Note") with Michaelson Capital Special Finance Fund LP, ("Michaelson"). Details of these transaction can be found in Note 3.
The Company provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. This sublease was signed for a one year period, beginning on July 1, 2014. In addition, the Company pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. The Company is reimbursed for these costs.
Note 7 - Intangible assets other than goodwill
As of December 31, 2014 and March 31, 2015 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2014
Intangible assets	$475,344	$514,930	$240,000	$1,230,274
Less - accumulated amortization	(128,732)	(62,242)	(28,000)	(218,974)
	$346,612	$452,688	$212,000	$1,011,300

Balance at March 31, 2015
Intangible assets	$487,176	$550,335	240,000	$1,277,511
Less - accumulated amortization	(140,811)	(69,446)	(32,000)	(242,257)
	$346,365	$480,889	$208,000	$1,035,254
The aggregate amortization expense of the Company's intangible assets for the three months ended March 31, 2015 and 2014 was $23,283 and $19,972, respectively.
Note 8 – Subsequent events
On April 10, 2015, the collateral requirements of performance and payment bond were lowered and the letter of credit guaranteed by the personal assets of Co-CEO John N Hatsopoulos was canceled.
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
Overview
Tecogen Inc., or the Company, or Tecogen, designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water, and air conditioning using automotive engines that have been specially adapted to run on natural gas. In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide opportunity for the facility to incorporate the engine’s waste heat into onsite processes such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).
In addition to being a smaller reporting company, Tecogen is an emerging growth company as that term is defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).
Results of Operations
Revenues
Revenues in the first quarter of 2015 were $6,103,434 compared to $4,215,757 for the same period in 2014, an increase of $1,887,677 or 44.8%. Product revenues in the first quarter of 2015 were $3,537,875 compared to $1,944,776 for the same period in 2014, an increase of $1,593,099 or 81.9%. This increase was the aggregate of an increase in cogeneration sales of $1,417,659 and an increase in chiller sales of $175,440. Service revenues in the first quarter of 2015 were $2,565,559 compared to $2,270,981 for the same period in 2014, an increase of $294,578 or 13.0%. This increase is the due to an increase in installation activity of $195,193 and an increase of $99,385 by the service contracts.
Cost of Sales
Cost of sales in the first quarter of 2015 was $3,878,459 compared to $2,789,531 for the same period in 2014 an increase of $1,088,928, or 39.0%. During the first quarter of 2015 our overall gross profit margin was 36.5% compared to 33.8% for the same period in 2014, an increase of 8.0%. Management expects growth in sales volume and the increasing number of turnkey projects to continue to improve gross margins going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the first quarter ending March 31, 2015 were $2,187,129 compared to $1,743,992 for the same period in 2014, an increase of $443,137 or 25.4%. This increase was due to an overall increase in expenses related to the transition to being a public company. These items include larger administrative staff, listing fees, higher insurance expense and technology.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the first quarter of 2015 were $493,674 compared to $421,620 for the same period in 2014, an increase of $72,054 or 17.1%. The majority of the increase in expense was due to an increase in commissions directly related to the increased revenues.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the first quarter ending March 31, 2015 were $176,163 compared to $308,134 for the same period in 2014, a decrease of $131,971 or 42.8%. This decrease when compared to last year was due to completion of the heat pump development project as the program migrated to production. Current projects include the emissions control projects utilizing the Company's patents, and an InVerde product improvement program.

TECOGEN INC.

Loss from Operations
Loss from operations for the first quarter of 2015 was $631,991 compared to $1,047,520 for the same period in 2014, a decrease of $415,529. The decrease in the loss was due to continued improvement in gross profit offset by the growth in operating expenses as discussed above.
Other Income (Expense), net
Other expense, net for the three months ended March 31, 2015 was $20,956 compared to $31,685 for the same period in 2014. Other income (expense) includes interest income and other income of $9,103, net of interest expense on notes payable of $30,059 for the first quarter of 2015. For the same period in 2014, interest and other income was $3,085 and interest expense was $34,770. The increase in interest and other income of $6,018 is the result of short-term investments held during the first quarter of 2015 that were not held during the first quarter of 2014.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $35,483 for the three months ended March 31, 2015 compared to $59,160 for the same period in 2014, a decrease of $23,677 or 40.0%. The decrease was due to a decrease in the Ilios loss in the first quarter of 2015 as compared to the same period in 2014. Noncontrolling interest ownership percentage as of March 31, 2015 and 2014 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended March 31, 2015 was $617,464 compared to $1,020,045 for the same period in 2014, a decrease of $402,581. The decrease in net loss was the result of the increase in gross profit combined with the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at March 31, 2015 was $8,192,419 compared to $7,217,583 at December 31, 2014, an increase of $974,836. Included in working capital were cash and cash equivalents of $1,983,983 and $586,055 in short-term investments at March 31, 2015, compared to $1,186,033 in cash and cash equivalents and $585,702 in short-term investments at December 31, 2014, an increase of $798,303. The increase in working capital and cash was mainly due to sale of unregistered common stock during the period.
Cash used in operating activities for the three months ended March 31, 2015 was $504,546 compared to $2,153,849 for the same period in 2014. Our accounts receivable balance increased to $5,410,044 at March 31, 2015 compared to $4,750,437 at December 31, 2014, using $659,607 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties increased by $327,843 using cash due to timing of billing, shipments and collections. Our inventory decreased to $3,756,152 as of March 31, 2015 compared to $4,090,221 as of December 31, 2014 a decrease of $334,069. Management expects inventory to remain at the level at year end for the foreseeable future.
As of March 31, 2015, the Company's backlog of product and installation projects (and excluding service contracts) was $10.1 million, consisting of $6.3 million of purchase orders received by us and $3.8 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable increased to $3,097,473 as of March 31, 2015 from $2,416,313 at December 31, 2014, providing $681,160 in cash flow for operations. Accrued expenses increased to $1,278,327 as of March 31, 2015 from $1,008,153 as of December 31, 2014, providing $270,174 of cash for operations. The Company expects accounts payable and accrued expenses to increase into the foreseeable future as operations continue to expand.
During the first three months of 2015 our investing activities used $54,603 of cash and included purchases of property and equipment of $12,935 and expenditures related to intangible assets of $47,237.
During the first three months of 2015 our financing activities included the proceeds from sales of our common stock of $996,874 and proceeds from the exercise of stock options of $360,225. The proceeds were used for general corporate purposes, including research and development.

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
Off-Balance Sheet Arrangements
On July 22, 2013, John Hatsopoulos, the Company’s Co-Chief Executive Officer personally pledged to support a bank credit facility of $1,055,000 to support bank guarantees issued on certain construction contracts. On April 10, 2015, the collateral requirements of performance bond were lowered and the letter of credit was canceled. We do not have any other off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
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

TECOGEN INC.

In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2015, no changes have been made to the Company's process.
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 28, 2015, the Company entered into common stock purchase agreement, or the Common Stock Purchase Agreement, with an accredited investor. Pursuant to the Common Stock Purchase Agreement, the Company sold, and the investor purchased, an aggregate of 210,526 shares of the Company’s common stock, $.001 par value, or the Shares, at a price of $4.75 per share for an aggregate purchase price of $1,000,000, or the Private Placement. The proceeds of the Private Placement will be used for general corporate and working capital purposes.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
10.1+	2006 Stock Incentive Plan, as amended and restated on June 30, 2014 (d)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.19[a]	Form of Common Stock Purchase Agreement.
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema
100.CAL** XBRL Taxonomy Extension Calculation Linkbase
100.DEF** XBRL Taxonomy Extension Definition Linkbase
101.LAB** XBRL Taxonomy Extension Label Linkbase
101.PRE** XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)
incorporated by reference from the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on February 6, 2014 (Registration No. 333-193791), amendment No. 3 was filed on June 27, 2014 and went effective July 2, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on December 22, 2011 (Registration No. 333-178697).

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's Annual Report on Form 10-K dated December 31, 2014, original filed with the SEC on March 25, 2015.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 8, 2015.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)