Form 10-Q
period 2015-06-30
TECOGEN INC.
filed 2015-08-06
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, June 30, 2015
Common Stock, $0.001 par value	16,338,782

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,609,719	$1,186,033
Short-term investments, restricted	294,655	585,702
Accounts receivable, net	4,512,448	4,750,437
Unbilled revenue	1,592,913	696,912
Inventory, net	3,786,741	4,090,221
Due from related party	972,821	600,251
Deferred financing costs, current portion	50,201	50,201
Prepaid and other current assets	509,832	348,868
Total current assets	13,329,330	12,308,625
Property, plant and equipment, net	572,146	658,421
Intangible assets, net	1,054,966	1,011,300
Goodwill	40,870	40,870
Deferred financing costs, net of current portion	24,091	48,990
Other assets	58,425	53,325
TOTAL ASSETS	$15,079,828	$14,121,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332,255	$2,416,313
Accrued expenses	1,339,600	1,008,153
Deferred revenue	776,064	1,666,576
Total current liabilities	5,447,919	5,091,042
Long-term liabilities:
Deferred revenue, net of current portion	384,906	207,153
Senior convertible promissory note, related party	3,000,000	3,000,000
Total liabilities	8,832,825	8,298,195
Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,338,782 and 15,905,881 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16,339	15,906
Additional paid-in capital	26,494,188	25,088,213
Accumulated deficit	(19,935,328)	(18,955,023)
Total Tecogen Inc. stockholders’ equity	6,575,199	6,149,096
Noncontrolling interest	(328,196)	(325,760)
Total stockholders’ equity	6,247,003	5,823,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,079,828	$14,121,531
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2015 and 2014
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Products	$3,345,571	$2,007,926	$6,883,446	$3,952,702
Services	3,038,260	2,531,931	5,603,819	4,802,912
Total revenues	6,383,831	4,539,857	12,487,265	8,755,614
Cost of sales
Products	2,224,415	1,587,145	4,778,053	2,991,584
Services	2,018,526	1,604,039	3,343,347	2,989,131
Total cost of sales	4,242,941	3,191,184	8,121,400	5,980,715
Gross profit	2,140,890	1,348,673	4,365,865	2,774,899
Operating expenses
General and administrative	1,890,503	1,911,071	4,077,632	3,673,063
Selling	324,384	405,108	818,058	826,728
Research and development	228,318	251,582	404,481	559,716
Total operating expenses	2,443,205	2,567,761	5,300,171	5,059,507
Loss from operations	(302,315)	(1,219,088)	(934,306)	(2,284,608)
Other income (expense)
Interest and other income	685	15,079	9,788	18,164
Interest expense	(30,351)	(57,382)	(60,410)	(92,152)
Total other expense, net	(29,666)	(42,303)	(50,622)	(73,988)
Loss before income taxes	(331,981)	(1,261,391)	(984,928)	(2,358,596)
Consolidated net loss	(331,981)	(1,261,391)	(984,928)	(2,358,596)
Less: (Income) loss attributable to the noncontrolling interest	(30,858)	31,684	4,625	90,844
Net loss attributable to Tecogen Inc.	$(362,839)	$(1,229,707)	$(980,303)	$(2,267,752)
Net loss per share - basic and diluted	$(0.02)	$(0.08)	$(0.06)	$(0.15)
Weighted average shares outstanding - basic and diluted	16,338,782	15,227,089	16,282,027	15,013,824

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2015 and 2014
(unaudited)

	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(984,928)	$(2,358,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,828	146,060
Change in provision for allowance on accounts receivable	—	18,000
Provision for inventory reserve	23,000	—
Stock-based compensation	51,497	72,587
Non-cash interest expense	24,899	25,907
Gain on sale of assets	(5,073)	—
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	291,047	—
Accounts receivable	237,989	(695,280)
Unbilled revenue	(896,001)	294,237
Inventory, net	280,480	(543,483)
Due from related party	(372,570)	(148,830)
Prepaid expenses and other current assets	(160,964)	(113,725)
Other non-current assets	(5,100)	23,070
Increase (decrease) in:
Accounts payable	915,942	114,983
Accrued expenses	331,447	116,424
Deferred revenue	(712,759)	449,717
Due to related party	—	(119,667)
Interest payable, related party	—	(198,450)
Net cash used in operating activities	(842,266)	(2,917,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,935)	(120,773)
Proceeds from sale of assets	16,874	—
Purchases of intangible assets	(95,086)	(113,699)
Purchases of short-term investments, restricted	—	(584,375)
Net cash used in investing activities	(91,147)	(818,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for debt issuance costs	—	(7,444)
Proceeds (payments) on demand notes payable and line of credit to related party	—	(2,950,000)
Proceeds from sale of restricted common stock, net	996,874	2,351,335
Proceeds from the exercise of stock options	360,225	6,000
Net cash provided by (used in) financing activities	1,357,099	(600,109)
Net increase (decrease) in cash and cash equivalents	423,686	(4,336,002)
Cash and cash equivalents, beginning of the period	1,186,033	7,713,899
Cash and cash equivalents, end of the period	$1,609,719	$3,377,897
Supplemental disclosures of cash flows information:
Cash paid for interest	$60,410	$263,553

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

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
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2015, and of operations and cash flows for the interim periods ended June 30, 2015 and 2014. The results of operations for the interim periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the six months ended June 30, 2015 and 2014 no revenues were recorded as bill and hold transactions.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the six months ended June 30, 2015 and 2014, a loss of approximately $0 and $217,000 was recorded, respectively. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At June 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $50,000.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At June 30, 2015 and December 31, 2014, inventory reserves were $277,000 and $300,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three and six months ended June 30, 2015 and 2014, depreciation expense was $43,454 and $37,007, and $87,409 and $86,195, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first six months of 2015 the Company determined that no interim impairment test was necessary.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

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
Revenues by Product
The following table summarizes net revenue by product line and services for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Products
Cogeneration	$2,526,812	$1,419,581	$5,098,740	$2,573,850
Chiller & Heat Pump	818,759	588,345	1,784,706	1,378,852
Total Product Revenue	3,345,571	2,007,926	6,883,446	3,952,702
Services
Service contracts	2,035,041	1,921,875	3,907,407	3,694,856
Installations	1,003,219	610,056	1,696,412	1,108,056
Total Service Revenue	3,038,260	2,531,931	5,603,819	4,802,912
Total Revenue	$6,383,831	$4,539,857	$12,487,265	$8,755,614
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
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss attributable to stockholders	$(362,839)	$(1,229,707)	$(980,303)	$(2,267,752)
Weighted average shares outstanding - Basic and diluted	16,338,782	15,227,089	16,282,027	15,013,824
Basic and diluted loss per share	$(0.02)	$(0.08)	$(0.06)	$(0.15)
Anti-dilutive shares underlying stock options outstanding	1,186,325	1,233,125	1,186,325	1,233,125
Anti-dilutive convertible debentures	555,556	555,556	555,556	555,556

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

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
The principal balance of the Note, together with any unpaid interest, is convertible into shares of the Company's common stock at 185.19 shares of the Company's common stock per $1,000 principal amount of Note (equivalent to a conversion price of $5.40 per share) at the option of Michaelson. If at any time the common stock of the Company is (1) trading on a national securities exchange, (2) qualifies for unrestricted resale under federal securities laws and (3) the arithmetic average of the volume weighted average price of the Common Stock for twenty consecutive trading days preceding the Company's notice of mandatory conversion exceeds $150,000, the Company shall have the right to require conversion of all of the then outstanding principal balance together with unpaid interest of this Note into the Company's common stock based on the conversion price of $5.40 per share. The Company may prepay all of the outstanding principal and interest due and payable under this Note in full, at any time prior to the maturity date for an amount equal to 120% of the then outstanding principal and interest due and payable as of the date of such prepayment.
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
Debt issuance costs of $147,577 are being amortized to expense over the term of the Note using the effective interest method. At June 30, 2015 and December 31, 2014 there were 555,556 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures.
On June 15, 2015, the Company entered into a Non-Revolving Line of Credit Agreement, or the Agreement, with John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director. Under the terms of the Agreement, Mr. Hatsopoulos has agreed to lend the Company up to an aggregate of $2,000,000, with a withdrawal limit of $250,000 per financial calendar quarter, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from July 1, 2015 to July 1, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on July 1, 2017, or the Maturity Date. Prepayment of any amounts due under the Agreement may be made at any time without penalty. The Agreement terminates on the Maturity Date. The Company has not yet borrowed any amounts pursuant to the Agreement.

Note 4 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of June 30, 2015, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2015 was 1,748,783.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

Stock option activity for the six months ended June 30, 2015 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,356,325	$1.20-$5.39	$2.77	5.12 years	$3,618,935
Granted	—		—	—	—
Exercised	(222,375)	$1.20-$2.60	1.62	—	—
Canceled and forfeited	(26,200)	$1.20-$4.50	2.25	—	—
Expired	—	—	—	—	—
Outstanding, June 30, 2015	1,107,750	$1.20-$5.39	$3.01	5.98 years	$1,498,750
Exercisable, June 30, 2015	768,384		$2.27		$1,414,576
Vested and expected to vest, June 30, 2015	1,007,750		$2.82		$1,498,750
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan has 1,325,000 available for grant as of June 30, 2015. There were no grants during 2015 to date. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan.
Consolidated stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $51,497 and $72,587, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 5 – Commitments and contingencies
Letters of Credit
A letter of credit of $583,073, the original value of the short term investment prior to an increase from interest income of $2,629, was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. During the three months ended June 30, 2015, $291,047 of the collateral requirements and the associated revolving bank credit facility was relieved resulting in the release of restricted cash and a lowering of the revolving bank credit facility. The remaining restricted cash balance is for retainage associated with this performance bond.
On April 10, 2015, the collateral requirements of some of the performance bonds were lowered. The requirement in the form of a $1,055,000 letter of credit collateralized by an account owned by John N. Hatsopoulos was lowered resulting in the letter of credit being canceled. Performance bonds have been furnished on projects, and would be drawn upon only in the event that Tecogen fails to complete the project in accordance with the contract.
On June 15, 2015, the Company entered into a Non-Revolving Line of Credit Agreement with John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director (See Note 3).
Note 6 – Related party transactions
The Company has two affiliated companies, namely American DG Energy Inc., or American DG Energy, and EuroSite Power Inc. or EuroSite Power. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. Neither American DG Energy nor EuroSite Power own any shares of the Company, and the Company does not own any shares of American DG Energy or EuroSite Power.
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note with Michaelson Capital Special Finance Fund LP (See Note 3).
On June 15, 2015, the Company entered into a Non-Revolving Line of Credit Agreement with John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director (See Note 3).
The Company provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. This sublease was signed for a one year period, beginning on July 1, 2014. In addition, the Company pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. The Company is reimbursed for these costs.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014

Note 7 - Intangible assets other than goodwill
As of December 31, 2014 and June 30, 2015 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2014
Intangible assets	$475,344	$514,930	$240,000	$1,230,274
Less - accumulated amortization	(128,732)	(62,242)	(28,000)	(218,974)
	$346,612	$452,688	$212,000	$1,011,300

Balance at June 30, 2015
Intangible assets	$508,127	$577,232	240,000	$1,325,359
Less - accumulated amortization	(157,618)	(76,775)	(36,000)	(270,393)
	$350,509	$500,457	$204,000	$1,054,966
The aggregate amortization expense of the Company's intangible assets for the three and six months ended June 30, 2015 and 2014 was $28,136 and $20,853, and $51,419 and $40,825, respectively.
Note 8 – Subsequent events
On August 3, 2015, the Company entered into a common stock purchase agreement, (the "Common Stock Purchase Agreement"), and a registration rights agreement (the "Registration Rights Agreement") with Seashell Limited. Pursuant to the Common Stock Purchase Agreement, the Company sold, and the investor purchased, 1,250,000 shares of the Company’s common stock (the "Shares"), at a price of $4.00 per share for an aggregate purchase price of $5,000,000, (the "Private Placement"). Pursuant to the Registration Rights Agreement, the Company shall as soon as practicable file with the U.S. Securities And Exchange Commission a registration statement on an appropriate form (the “Registration Statement”) covering the resale of the Shares and shall use its commercially reasonable best efforts to cause the Registration Statement to be declared effective as soon as practicable.

The Company has evaluated subsequent events through the date of this report and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
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
Overview
Tecogen Inc., or the Company, or Tecogen, designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been specially adapted to run on natural gas. In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide opportunity for the facility to incorporate the engine’s waste heat into onsite processes such as space and portable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).

TECOGEN INC.

In addition to being a smaller reporting company, Tecogen is an emerging growth company as that term is defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).
Results of Operations
Revenues
Revenues in the second quarter of 2015 were $6,383,831 compared to $4,539,857 for the same period in 2014, an increase of $1,843,974 or 40.6%. Product revenues in the second quarter of 2015 were $3,345,571 compared to $2,007,926 for the same period in 2014, an increase of $1,337,645 or 66.6%. This increase was the aggregate of an increase in cogeneration sales of $1,107,231 and an increase in chiller and heat pump sales, which include the Ilios products, of $230,414. Service revenues in the second quarter of 2015 were $3,038,260 compared to $2,531,931 for the same period in 2014, an increase of $506,329 or 20.0%. This increase in the second quarter is the due to an increase in installation activity of $393,163 and an increase of $113,166 in service contracts.
Revenues in the first six months of 2015 were $12,487,265 compared to $8,755,614 for the same period in 2014, an increase of $3,731,651 or 42.6%. Product revenues in the first six months of 2015 were $6,883,446 compared to $3,952,702 for the same period in 2014, an increase of $2,930,744 or 74.1%. This increase was the aggregate of an increase in cogeneration sales of $2,524,890 and an increase in chiller and heat pump sales of $405,854. Service revenues in the first six months of 2015 were $5,603,819 compared to $4,802,912 for the same period in 2014, an increase of $800,907 or 16.7%. This increase in the first six months of 2015 is due to an increase in installation activity of $588,356 and an increase of $212,551 in the service contracts.
Cost of Sales
Cost of sales in the second quarter of 2015 was $4,242,941 compared to $3,191,184 for the same period in 2014 an increase of $1,051,757, or 33.0%. During the second quarter of 2015 our overall gross profit margin was 33.5% compared to 29.7% for the same period in 2014, an increase of 12.8%. Management expects growth in sales volume to continue to improve gross margins going forward.
Cost of sales in the first six months of 2015 was $8,121,400 compared to $5,980,715 for the same period in 2014 an increase of $2,140,685, or 35.8%. During the first six months of 2015 our overall gross profit margin was 35.0% compared to 31.7% for the same period in 2014, an increase of 10.4%. Management expects growth in sales volume to continue to improve gross margins going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the second quarter ending June 30, 2015 were $1,890,503 compared to $1,911,071 for the same period in 2014, a decrease of $20,568 or 1.1%. The majority of the decrease, including routine fluctuations in the timing of expenses, was the net of increased quarterly costs associated with the annual meeting and lower stock compensation expense.
General and administrative expenses in the first six months of 2015 were $4,077,632 compared to $3,673,063 for the same period in 2014, an increase of $404,569 or 11.0%. This increase was due to an overall increase in expenses related to the transition to becoming and operating as a public company. These items include larger administrative staff, listing fees, higher insurance expense and purchasing new technology.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2015 were $324,384 compared to $405,108 for the same period in 2014, a decrease of $80,724 or 19.9%. The majority of the decrease in expense was due to the decreased sales commission expense, which can vary based on the model and options packages of the products shipped during the quarter.
Selling expenses for the first six months of 2015 were $818,058 compared to $826,728 for the same period in 2014, a decrease of $8,670 or 1.0%.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the second quarter ending June 30, 2015 were $228,318 compared to $251,582 for the same period in 2014, a decrease of $23,264 or 9.2%. This decrease was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product improvement program.
Research and development expenses for the first six months of 2015 were $404,481 compared to $559,716 for the same period in 2014, a decrease of $155,235 or 27.7%. This decrease was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product improvement program.

TECOGEN INC.

Loss from Operations
Loss from operations for the second quarter of 2015 was $302,315 compared to $1,219,088 for the same period in 2014, a decrease of $916,773. The decrease in the loss was due to continued improvement in gross profit and the addition of a reduction in operating expenses as discussed above.
Loss from operations for the first six months of 2015 was $934,306 compared to $2,284,608 for the same period in 2014, a decrease of $1,350,302. The decrease in the loss was due to continued improvement in gross profit and the addition of a reduction in operating expenses as discussed above.
Other Income (Expense), net
Other expense, net for the three months ended June 30, 2015 was $29,666 compared to $42,303 for the same period in 2014. Other income (expense) includes interest income and other income of $685, net of interest expense on notes payable of $30,351 for the second quarter of 2015. For the same period in 2014, interest and other income was $15,079 and interest expense was $57,382. The decrease in interest expense relates to notes and letters of credit paid in 2014.
Other expense, net for the six months ended June 30, 2015 was $50,622 compared to $73,988 for the same period in 2014. Other income (expense) includes interest income and other income of $9,788, net of interest expense on notes payable of $60,410 for the first six months of 2015. For the same period in 2014, interest and other income was $18,164 and interest expense was $92,152. The decrease in interest expense relates to notes and letters of credit paid in 2014.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the profit of Ilios was $30,858 for the three months ended June 30, 2015 compared to losses of $31,684 for the same period in 2014, a decrease of $62,542 or 197.4%. The decrease was due to the change to a profit for Ilios in the second quarter of 2015 as compared to a loss in the same period in 2014. Noncontrolling interest ownership percentage as of June 30, 2015 and 2014 was unchanged at 35.0% for both periods.
The noncontrolling interest share in the losses of Ilios was $4,625 for the six months ended June 30, 2015 compared to $90,844 for the same period in 2014, a decrease of $86,219 or 94.9%. The decrease was due to a decrease in the Ilios loss in the first six months of 2015 as compared to the same period in 2014. Noncontrolling interest ownership percentage as of June 30, 2015 and 2014 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended June 30, 2015 was $362,839 compared to $1,229,707 for the same period in 2014, a decrease of $866,868. The decrease in net loss was the result of the increase in gross profit combined with the decrease in operating expenses as described above.
Net loss attributable to Tecogen for the six months ended June 30, 2015 was $980,303 compared to $2,267,752 for the same period in 2014, a decrease of $1,287,449. The decrease in net loss was the result of the increase in gross profit combined with the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at June 30, 2015 was $7,881,411 compared to $7,217,583 at December 31, 2014, an increase of $663,828. Included in working capital were cash and cash equivalents of $1,609,719 and $294,655 in short-term investments at June 30, 2015, compared to $1,186,033 in cash and cash equivalents and $585,702 in short-term investments at December 31, 2014, an increase of $132,639. The increase in working capital and cash was mainly due to sale of unregistered common stock during the period.
Cash used in operating activities for the three months ended June 30, 2015 was $842,266 compared to $2,917,046 for the same period in 2014. Our accounts receivable balance decreased to $4,512,448 at June 30, 2015 compared to $4,750,437 at December 31, 2014, providing $237,989 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties increased by $372,570 using cash due to timing of billing, shipments and collections. Our inventory decreased to $3,786,741 as of June 30, 2015 compared to $4,090,221 as of December 31, 2014, a decrease of $303,480. Management expects inventory to not vary significantly from the level at year end for the foreseeable future.

TECOGEN INC.

As of June 30, 2015, the Company's backlog of product and installation projects (and excluding service contracts) was $9.32 million, consisting of $4.47 million of purchase orders received by us and $4.86 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable increased to $3,332,255 as of June 30, 2015 from $2,416,313 at December 31, 2014, providing $915,942 in cash flow from operations. Accrued expenses increased to $1,339,600 as of June 30, 2015 from $1,008,153 as of December 31, 2014, providing $331,447 of cash from operations. The Company expects accounts payable and accrued expenses to increase into the foreseeable future as operations continue to expand.
During the first six months of 2015 our investing activities used $91,147 of cash and included purchases of property and equipment of $12,935 and expenditures related to intangible assets of $95,086.
During the first six months of 2015 our financing activities included the proceeds from sales of our common stock of $996,874 and proceeds from the exercise of stock options of $360,225. The proceeds were used for general corporate purposes, including research and development.
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
Off-Balance Sheet Arrangements
On April 10, 2015, the letter of credit guaranteed by John Hatsopoulos, the Company’s Co-Chief Executive Officer's personal assets of $1,055,000, was canceled. The change in collateral requirements of construction performance bonds were lowered allowing for the letter of credit to be canceled. We do not have any other off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
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
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2015, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.19	Form of Common Stock Purchase Agreement. (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
10.26+*	Tecogen Inc. 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014. (d)
10.27*	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

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

(d)
incorporated by reference from the Company's Annual Report on Form 10-K dated December 31, 2014, originally filed with the SEC on March 25, 2015 and included in this filing for the convenience of the issuer as the exhibit number has changed from 10.24 to 10.26.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 6, 2015.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)