Form 10-Q
period 2015-09-30
TECOGEN INC.
filed 2015-11-10
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, September 30, 2015
Common Stock, $0.001 par value	17,588,782

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,970,011	$1,186,033
Short-term investments, restricted	294,728	585,702
Accounts receivable, net	4,331,181	4,750,437
Unbilled revenue	1,801,055	696,912
Inventory, net	4,699,913	4,090,221
Due from related party	949,129	600,251
Deferred financing costs, current portion	50,201	50,201
Prepaid and other current assets	354,859	348,868
Total current assets	16,451,077	12,308,625
Property, plant and equipment, net	565,230	658,421
Intangible assets, net	1,046,316	1,011,300
Goodwill	40,870	40,870
Deferred financing costs, net of current portion	11,439	48,990
Other assets	58,425	53,325
TOTAL ASSETS	$18,173,357	$14,121,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,841,858	$2,416,313
Accrued expenses	1,138,914	1,008,153
Deferred revenue	556,145	1,666,576
Total current liabilities	4,536,917	5,091,042
Long-term liabilities:
Deferred revenue, net of current portion	415,712	207,153
Senior convertible promissory note, related party	3,000,000	3,000,000
Total liabilities	7,952,629	8,298,195
Commitments and contingencies (Note 5)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,588,782 and 15,905,881 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17,589	15,906
Additional paid-in capital	31,455,719	25,088,213
Accumulated deficit	(20,884,168)	(18,955,023)
Total Tecogen Inc. stockholders’ equity	10,589,140	6,149,096
Noncontrolling interest	(368,412)	(325,760)
Total stockholders’ equity	10,220,728	5,823,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,173,357	$14,121,531
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2015 and 2014
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Products	$1,860,860	$1,094,529	$8,744,306	$5,047,231
Services	2,815,182	3,081,334	8,419,001	7,884,246
Total revenues	4,676,042	4,175,863	17,163,307	12,931,477
Cost of sales
Products	1,262,480	1,052,199	6,040,533	4,043,783
Services	1,744,631	2,034,193	5,087,978	5,023,324
Total cost of sales	3,007,111	3,086,392	11,128,511	9,067,107
Gross profit	1,668,931	1,089,471	6,034,796	3,864,370
Operating expenses
General and administrative	1,864,529	1,738,429	5,942,161	5,387,098
Selling	521,924	476,601	1,339,982	1,303,329
Research and development	206,223	329,524	610,703	889,240
Total operating expenses	2,592,676	2,544,554	7,892,846	7,579,667
Loss from operations	(923,745)	(1,455,083)	(1,858,050)	(3,715,297)
Other income (expense)
Interest and other income	2,157	17,763	11,945	35,927
Interest expense	(68,216)	(43,317)	(128,626)	(159,863)
Total other expense, net	(66,059)	(25,554)	(116,681)	(123,936)
Loss before income taxes	(989,804)	(1,480,637)	(1,974,731)	(3,839,233)
Consolidated net loss	(989,804)	(1,480,637)	(1,974,731)	(3,839,233)
Less: (Income) loss attributable to the noncontrolling interest	40,962	32,839	45,587	123,683
Net loss attributable to Tecogen Inc.	$(948,842)	$(1,447,798)	$(1,929,144)	$(3,715,550)
Net loss per share - basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.25)
Weighted average shares outstanding - basic and diluted	17,153,999	15,447,726	16,575,879	15,160,041

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2015 and 2014
(unaudited)

	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,974,731)	$(3,839,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,262	250,655
Change in provision for allowance on accounts receivable	—	18,000
Provision for inventory reserve	(25,000)	—
Stock-based compensation	90,971	120,972
Non-cash interest expense	37,550	—
Gain on sale of assets	(4,631)	—
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	290,974	—
Accounts receivable	419,256	(796,659)
Unbilled revenue	(1,104,143)	521,327
Inventory, net	(584,692)	(1,563,642)
Due from related party	(348,878)	(125,069)
Prepaid expenses and other current assets	(5,991)	1,756
Other non-current assets	(5,100)	19,100
Increase (decrease) in:
Accounts payable	425,545	747,810
Accrued expenses	130,761	(149,470)
Deferred revenue	(901,872)	1,315,434
Due to related party	—	(119,667)
Interest payable, related party	—	(198,450)
Net cash used in operating activities	(3,354,719)	(3,797,136)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,827)	(148,833)
Proceeds from sale of assets	16,874	—
Disposal of property and equipment		7,569
Purchases of intangible assets	(110,502)	(130,905)
Purchases of short-term investments, restricted	—	(585,038)
Net cash used in investing activities	(142,455)	(857,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for debt issuance costs	—	(9,668)
Proceeds (payments) on demand notes payable and line of credit to related party	—	(2,950,000)
Proceeds from sale of restricted common stock, net	5,920,927	2,340,194
Proceeds from the exercise of stock options	360,225	6,000
Net cash provided by (used in) financing activities	6,281,152	(613,474)
Net increase (decrease) in cash and cash equivalents	2,783,978	(5,267,817)
Cash and cash equivalents, beginning of the period	1,186,033	7,713,899
Cash and cash equivalents, end of the period	$3,970,011	$2,446,082
Supplemental disclosures of cash flows information:
Cash paid for interest	$91,076	$294,219

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014

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
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2015, and of operations and cash flows for the interim periods ended September 30, 2015 and 2014. The results of operations for the interim periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three and nine months ended September 30, 2015, revenues of $747,328 were recorded as bill and hold transactions. For the same period in 2014, no revenues were recorded as bill and hold transactions.
For those arrangements that include multiple deliverables, the Company first determines whether each service or deliverable meets the separation criteria of FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has stand-alone value to the customer and if the arrangement includes a general right of return related to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Each deliverable that meets the separation criteria is considered a separate ‘‘unit of accounting”. The Company allocates the total arrangement consideration to each unit of accounting

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 using the relative fair value method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the nine months ended September 30, 2015 and 2014, a loss of approximately $0 and $217,000 was recorded, respectively. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At September 30, 2015 and December 31, 2014 the allowance for doubtful accounts was $50,000.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At September 30, 2015 and December 31, 2014, inventory reserves were $275,000 and $300,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three and nine months ended September 30, 2015 and 2014, depreciation expense was $42,366 and $28,716, and $129,775 and $148,108, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first nine months of 2015, the Company determined that no interim impairment test was necessary.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014

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
Revenues by Product
The following table summarizes net revenue by product line and services for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Products
Cogeneration	$1,493,335	$626,223	$6,592,075	$3,200,073
Chiller & Heat Pump	367,525	468,306	2,152,231	1,847,158
Total Product Revenue	1,860,860	1,094,529	8,744,306	5,047,231
Services
Service contracts	1,921,897	1,808,154	5,829,304	5,503,010
Installations	893,285	1,273,180	2,589,697	2,381,236
Total Service Revenue	2,815,182	3,081,334	8,419,001	7,884,246
Total Revenue	$4,676,042	$4,175,863	$17,163,307	$12,931,477
Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. As a result, installation revenue is broken out in the schedule of net revenue by product line and services above; in the prior period this revenue was included in services. Research and development expense is separated from general and administrative expense for this interim report. The interest expense includes the amortization of the deferred financing costs, and this has been adjusted in the comparable periods.
Recently Issued Accounting Standards
On July 22, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss attributable to stockholders	$(948,842)	$(1,447,798)	$(1,929,144)	$(3,715,550)
Weighted average shares outstanding - Basic and diluted	17,153,999	15,447,726	16,575,879	15,160,041
Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.25)
Anti-dilutive shares underlying stock options outstanding	1,186,325	1,254,325	1,186,325	1,254,325
Anti-dilutive convertible debentures	625,000	555,556	625,000	555,556
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
As per the agreement, the sale of equity on August 3, 2015 reduced the conversion price to $4.80 and increased the number of shares in the conversation. At September 30, 2015, there were 625,000 shares of common stock issuable upon conversion of the Company’s outstanding convertible debentures as compared to 555,556 at December 31, 2014 .
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014

Note 4 - Stockholder Equity
On August 3, 2015, Tecogen Inc., (the "Company"), entered into a common stock purchase agreement, (the "Common Stock Purchase Agreement"), and a registration rights agreement (the "Registration Rights Agreement") with Seashell Limited. Pursuant to the Common Stock Purchase Agreement, the Company sold, and the investor purchased, 1,250,000 shares of the Company’s common stock (the "Shares"), at a price of $4.00 per share for an aggregate purchase price of $5,000,000, (the "Private Placement"). Pursuant to the Registration Rights Agreement, the Company shall as soon as practicable file with the U.S. Securities And Exchange Commission a registration statement on an appropriate form (the “Registration Statement”) covering the resale of the Shares and shall use its commercially reasonable best efforts to cause the Registration Statement to be declared effective as soon as practicable.
Note 5 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of September 30, 2015, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2015 was 1,617,533.
Stock option activity for the nine months ended September 30, 2015 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,356,325	$1.20-$5.39	$2.77	5.12 years	$3,618,935
Granted	160,000	$3.39-$4.05	3.43
Exercised	(222,375)	$1.20-$2.60	1.62
Canceled and forfeited	(28,750)	$1.20-$4.50	2.45
Expired	—	—	—
Outstanding, September 30, 2015	1,265,200	$1.20-$5.39	$3.06	6.25 years	$955,919
Exercisable, September 30, 2015	776,619		$2.30		$935,747
Vested and expected to vest, September 30, 2015	1,165,200		$2.90		$955,919
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan has 1,325,000 available for grant as of September 30, 2015. There were no grants during 2015 to date. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan.
Consolidated stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $90,971 and $120,972, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 6 – Commitments and contingencies
Letters of Credit
A letter of credit of $583,073, the original value of the short term investment prior to an increase from interest income of $2,629, was outstanding under a revolving bank credit facility needed to collateralize a performance bond on a certain installation project. As the projects are completed, collateral requirements and the associated revolving bank credit facility has relieved resulting in the release of restricted cash and a lowering of the revolving bank credit facility. The remaining restricted cash balance of $294,728 is for retainage associated with this performance bond.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014

On June 15, 2015, the Company entered into a Non-Revolving Line of Credit Agreement with John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director (see Note 3).
Note 7 – Related party transactions
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
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note with Michaelson Capital Special Finance Fund LP (see Note 3). This agreement came with board observation rights causing the related party status.
On June 15, 2015, the Company entered into a Non-Revolving Line of Credit Agreement with John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director (see Note 3).
On August 26, 2015, the Company granted options to a consultant who is acting as Managing Director of Communications. This individual is a related to SeaShell Ltd. which made the previously discussed private placement (see Note 4).
The Company provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. This sublease was signed on July 1, 2014 and subsequently amended. The lease will expire on July 1, 2017. The agreement contains an automatic monthly renewal at expiration. In addition, the Company pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. The Company is reimbursed for these costs.
Note 8 - Intangible assets other than goodwill
As of December 31, 2014 and September 30, 2015 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Total
Balance at December 31, 2014
Intangible assets	$475,344	$514,930	$240,000	$1,230,274
Less - accumulated amortization	(128,732)	(62,242)	(28,000)	(218,974)
	$346,612	$452,688	$212,000	$1,011,300

Balance at September 30, 2015
Intangible assets	$510,127	$590,649	240,000	$1,340,776
Less - accumulated amortization	(170,236)	(84,224)	(40,000)	(294,460)
	$339,891	$506,425	$200,000	$1,046,316
The aggregate amortization expense of the Company's intangible assets for the three and nine months ended September 30, 2015 and 2014 was $24,067 and $22,255, and $75,487 and $63,181, respectively.
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

TECOGEN INC.

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
Results of Operations
Revenues
Revenues in the third quarter of 2015 were $4,676,042 compared to $4,175,863 for the same period in 2014, an increase of $500,179 or 12.0%. Product revenues in the third quarter of 2015 were $1,860,860 compared to $1,094,529 for the same period in 2014, an increase of $766,331 or 70.0%. This increase was the aggregate of an increase in cogeneration sales of $867,112 and a decrease in chiller and heat pump sales, which include the Ilios products, of $100,781. Service revenues in the third quarter of 2015 were $2,815,182 compared to $3,081,334 for the same period in 2014, a decrease of $266,152 or 8.6%. This decrease in the third quarter is the due to a decrease in installation activity of $379,895 and an increase of $113,743 in service contracts.
Revenues in the first nine months of 2015 were $17,163,307 compared to $12,931,477 for the same period in 2014, an increase of $4,231,830 or 32.7%. Product revenues in the first nine months of 2015 were $8,744,306 compared to $5,047,231 for the same period in 2014, an increase of $3,697,075 or 73.2%. This increase was the aggregate of an increase in cogeneration sales of $3,392,002 and an increase in chiller and heat pump sales of $305,073. Service revenues in the first nine months of 2015 were $8,419,001 compared to $7,884,246 for the same period in 2014, an increase of $534,755 or 6.8%. This increase in the first nine months of 2015 is due to an increase in installation activity of $208,461 and an increase of $326,294 in the service contracts.
Cost of Sales
Cost of sales in the third quarter of 2015 was $3,007,111 compared to $3,086,392 for the same period in 2014 a decrease of $79,281, or 2.6%. During the third quarter of 2015 our overall gross profit margin was 35.7% compared to 26.1% for the same period in 2014, an increase of 36.8%. Margin improvement was the result of the growth in sales volume. Management expects growth in sales volume to continue to improve gross margins going forward.
Cost of sales in the first nine months of 2015 was $11,128,511 compared to $9,067,107 for the same period in 2014 an increase of $2,061,404, or 22.7%. During the first nine months of 2015 our overall gross profit margin was 35.2% compared to 29.9% for the same period in 2014, an increase of 17.7%. Margin improvement was the result of the growth in sales volume. Management expects growth in sales volume to continue to improve gross margins going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the third quarter ending September 30, 2015 were $1,864,529 compared to $1,738,429 for the same period in 2014, an increase of $126,100 or 7.3%. The majority of the increase, including routine fluctuations in the timing of expenses, was the increased administrative labor.
General and administrative expenses in the first nine months of 2015 were $5,942,161 compared to $5,387,098 for the same period in 2014, an increase of $555,063 or 10.3%. This increase was due to an overall increase in expenses related to the growth of the company.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2015 were $521,924 compared to $476,601 for the same period in 2014, an increase of $45,323 or 9.5%. The majority of the increase in expense was due to the increased sales commission expense, which can vary based on the model and options packages of the products shipped during the quarter.
Selling expenses for the first nine months of 2015 were $1,339,982 compared to $1,303,329 for the same period in 2014, an increase of $36,653 or 2.8%. The increase was due to increased sales commission expense.

TECOGEN INC.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the third quarter ending September 30, 2015 were $206,223 compared to $329,524 for the same period in 2014, a decrease of $123,301 or 37.4%. This decrease was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product improvement program.
Research and development expenses for the first nine months of 2015 were $610,703 compared to $889,240 for the same period in 2014, a decrease of $278,537 or 31.3%. This decrease was due to the timing of the beginning and completion of projects. Current projects include development projects in emissions controls and the InVerde product improvement program.
Loss from Operations
Loss from operations for the third quarter of 2015 was $923,745 compared to $1,455,083 for the same period in 2014, a decrease of $531,338. The decrease in the loss was due to continued improvement in gross profit resulting from increased revenues.
Loss from operations for the first nine months of 2015 was $1,858,050 compared to $3,715,297 for the same period in 2014, a decrease of $1,857,247. The decrease in the loss was due to continued improvement in gross profit.
Other Income (Expense), net
Other expense, net for the three months ended September 30, 2015 was $66,059 compared to $25,554 for the same period in 2014. Other income (expense) includes interest income and other income of $2,157, net of interest expense on notes payable of $68,216 for the third quarter of 2015. For the same period in 2014, interest and other income was $17,763 and interest expense was $43,317. The increase in interest expense relates to the reclassification of deferred financing costs.
Other expense, net for the nine months ended September 30, 2015 was $116,681 compared to $123,936 for the same period in 2014. Other income (expense) includes interest income and other income of $11,945, net of interest expense on notes payable of $128,626 for the first nine months of 2015. For the same period in 2014, interest and other income was $35,927 and interest expense was $159,863. The increase in interest expense relates to the reclassification of deferred financing costs.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the loss of Ilios was $40,962 for the three months ended September 30, 2015 compared to losses of $32,839 for the same period in 2014, a increase of $8,123 or 24.7%. The increase was due to increased selling expenses for Ilios in the third quarter of 2015 as compared to the same period in 2014. Noncontrolling interest ownership percentage as of September 30, 2015 and 2014 was unchanged at 35.0% for both periods.
The noncontrolling interest share in the losses of Ilios was $45,587 for the nine months ended September 30, 2015 compared to $123,683 for the same period in 2014, a decrease of $78,096 or 63.1%. The decrease in loss was due to an increased profits on Ilios sales in the first nine months of 2015 as compared to the same period in 2014. Noncontrolling interest ownership percentage as of September 30, 2015 and 2014 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended September 30, 2015 was $948,842 compared to $1,447,798 for the same period in 2014, a decrease of $498,956. The decrease in net loss was the result of the increase in gross profit combined with the increase in operating expenses as described above.
Net loss attributable to Tecogen for the nine months ended September 30, 2015 was $1,929,144 compared to $3,715,550 for the same period in 2014, a decrease of $1,786,406. The decrease in net loss was the result of the increase in gross profit combined with the increase in operating expenses as described above.
Liquidity and Capital Resources
Consolidated working capital at September 30, 2015 was $11,914,160 compared to $7,217,583 at December 31, 2014, an increase of $4,696,577. Included in working capital were cash and cash equivalents of $3,970,011 and $294,728 in short-term investments at September 30, 2015, compared to $1,186,033 in cash and cash equivalents and $585,702 in short-term investments at December 31, 2014, an increase of $2,493,004. The increase in working capital and cash was mainly due to sale of common stock during the period.
Cash used in operating activities for the three months ended September 30, 2015 was $3,354,719 compared to $3,797,136 for the same period in 2014. Our accounts receivable balance decreased to $4,331,181 at September 30, 2015 compared to

TECOGEN INC.

$4,750,437 at December 31, 2014, decreasing $419,256 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties increased by $348,878 using cash due to timing of billing, shipments and collections. Our inventory increased to $4,699,913 as of September 30, 2015 compared to $4,090,221 as of December 31, 2014, an increase of $609,692. Management expects inventory to not vary significantly from the level at year end.
As of September 30, 2015, the Company's backlog of product and installation projects, excluding service contracts, was $10.56 million, consisting of $3.06 million of purchase orders received by us and $7.50 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable increased to $2,841,858 as of September 30, 2015 from $2,416,313 at December 31, 2014, providing $425,545 in cash flow from operations. Accrued expenses increased to $1,138,914 as of September 30, 2015 from $1,008,153 as of December 31, 2014, providing $130,761 of cash from operations. The Company expects accounts payable and accrued expenses to increase into the foreseeable future as operations continue to expand.
During the first nine months of 2015 our investing activities used $142,455 of cash and included purchases of property and equipment of $48,827 and expenditures related to intangible assets of $110,502.
During the first nine months of 2015 our financing activities included the proceeds from sales of our common stock of $5,920,927 and proceeds from the exercise of stock options of $360,225. The proceeds were used for general corporate purposes, including research and development.
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
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
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

TECOGEN INC.

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
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of September 30, 2015, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.19	Form of Common Stock Purchase Agreement. (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
10.26+	Tecogen Inc. 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014. (e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015. (e)
10.28	Form of Common Stock Purchase Agreement dated August 3, 2015.(d)
10.29	Registration Rights Agreement dated August 3, 2015.(d)
10.30	First amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 7, 2015. (f)
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema
100.CAL** XBRL Taxonomy Extension Calculation Linkbase
100.DEF** XBRL Taxonomy Extension Definition Linkbase
101.LAB** XBRL Taxonomy Extension Label Linkbase
101.PRE** XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 10, 2015.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)