Form 10-Q
period 2016-03-31
TECOGEN INC.
filed 2016-05-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, March 31, 2016
Common Stock, $0.001 par value	18,478,990

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,253,931	$5,486,526
Short-term investments	294,875	294,802
Accounts receivable, net	5,888,310	5,286,863
Unbilled revenue	859,270	1,072,391
Inventory, net	5,301,532	5,683,043
Due from related party	594,599	1,177,261
Prepaid and other current assets	354,891	353,105
Total current assets	17,547,408	19,353,991
Property, plant and equipment, net	549,319	543,754
Intangible assets, net	1,048,280	1,044,611
Goodwill	40,870	40,870
Other assets	58,425	58,425
TOTAL ASSETS	$19,244,302	$21,041,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,377,211	$3,311,809
Accrued expenses	1,079,969	1,066,860
Deferred revenue	984,239	996,941
Total current liabilities	4,441,419	5,375,610
Long-term liabilities:
Deferred revenue, net of current portion	322,885	273,162
Senior convertible promissory note, related party	2,963,393	2,951,011
Total liabilities	7,727,697	8,599,783
Commitments and contingencies (Note 6)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,478,990 issued and outstanding at March 31, 2016 and December 31, 2015	18,479	18,479
Additional paid-in capital	34,522,237	34,501,640
Accumulated deficit	(22,575,605)	(21,682,437)
Total Tecogen Inc. stockholders’ equity	11,965,111	12,837,682
Noncontrolling interest	(448,506)	(395,814)
Total stockholders’ equity	11,516,605	12,441,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,244,302	$21,041,651
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2016 and 2015
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Products	$2,266,148	$3,537,875
Services	2,809,367	2,565,559
Total revenues	5,075,515	6,103,434
Cost of sales
Products	1,552,716	2,553,638
Services	1,803,455	1,324,821
Total cost of sales	3,356,171	3,878,459
Gross profit	1,719,344	2,224,975
Operating expenses
General and administrative	1,892,220	2,174,747
Selling	515,032	493,674
Research and development	218,958	176,163
Total operating expenses	2,626,210	2,844,584
Loss from operations	(906,866)	(619,609)
Other income (expense)
Interest and other income	2,891	9,103
Interest expense	(42,381)	(42,441)
Total other expense, net	(39,490)	(33,338)
Loss before income taxes	(946,356)	(652,947)
Consolidated net loss	(946,356)	(652,947)
Less: Loss attributable to the noncontrolling interest	53,188	35,483
Net loss attributable to Tecogen Inc.	$(893,168)	$(617,464)
Net loss per share - basic and diluted	$(0.05)	$(0.04)
Weighted average shares outstanding - basic and diluted	18,478,990	16,224,642

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2016 and 2015
(unaudited)

	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(946,356)	$(652,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,456	67,239
Provision for inventory reserve	14,000	(40,000)
Stock-based compensation	27,243	93,254
Non-cash interest expense	12,382	12,383
Gain (loss) on sale of assets	640	(5,569)
Provision for losses on accounts receivable	(6,154)	—
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	(73)	(353)
Accounts receivable	(595,293)	(659,607)
Unbilled revenue	213,121	(153,905)
Inventory, net	367,511	374,069
Due from related party	582,662	327,843
Prepaid expenses and other current assets	(1,786)	(53,163)
Increase (decrease) in:
Accounts payable	(934,598)	681,160
Accrued expenses	13,109	270,174
Deferred revenue	37,021	(765,124)
Net cash used in operating activities	(1,151,115)	(504,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,371)	(12,935)
Proceeds from sale of assets	—	5,569
Purchases of intangible assets	(27,959)	(47,237)
Net cash used in investing activities	(75,330)	(54,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of stock issuance costs	(6,150)	—
Proceeds from sale of restricted common stock, net	—	996,874
Proceeds from the exercise of stock options	—	360,225
Net cash provided by (used in) financing activities	(6,150)	1,357,099
Net increase (decrease) in cash and cash equivalents	(1,232,595)	797,950
Cash and cash equivalents, beginning of the period	5,486,526	1,186,033
Cash and cash equivalents, end of the period	$4,253,931	$1,983,983
Supplemental disclosures of cash flows information:
Cash paid for interest	$29,999	$30,059

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2015 in conjunction with our 2015 Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 30, 2016. This form 10-Q should be read in conjunction with our Annual Report.
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2016, and of operations and cash flows for the interim periods ended March 31, 2016 and 2015. The results of operations for the interim periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the year.
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
Infrequently, the Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended March 31, 2016, revenues of $140,600 were recorded as bill and hold transactions. For the same period in 2015, no revenues were recorded as bill and hold transactions.
For those arrangements that include multiple deliverables, the Company first determines whether each service or deliverable meets the separation criteria of FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has stand-alone value to the customer and if the arrangement includes a general right of return related to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Each deliverable that meets the separation criteria is considered a separate ‘‘unit of accounting”. The Company allocates the total arrangement consideration to each unit of accounting

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 using the relative fair value method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended March 31, 2016 and 2015, a loss of approximately $155,200 and $0 was recorded, respectively. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At March 31, 2016 and December 31, 2015 the allowance for doubtful accounts was approximately $44,000 and $50,000, respectively.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At March 31, 2016 and December 31, 2015, inventory reserves were $307,000 and $293,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three months ended March 31, 2016 and 2015, depreciation expense was $41,166 and $43,956, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first three months of 2016, the Company determined that no interim impairment test was necessary.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. (see Note 5)
Revenues by Product
The following table summarizes net revenue by product line and services for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Products
Cogeneration	$1,417,972	$2,571,928
Chiller & Heat Pump	848,176	965,947
Total Product Revenue	2,266,148	3,537,875
Services
Service contracts	2,188,322	1,872,366
Installations	621,045	693,193
Total Service Revenue	2,809,367	2,565,559
Total Revenue	$5,075,515	$6,103,434
Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. The interest expense includes the amortization of the deferred financing costs, and this has been adjusted in the comparable periods. The balance of deferred financing cost on the balance sheet under ASU 2015-03 is netted with the associated debt and is retrospectively shown for prior period balances.
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended March 31, 2016 and 2015, respectively, were as follows:

	Three months ended March 31,
	2016	2015
Net loss attributable to stockholders	$(893,168)	$(617,464)
Weighted average shares outstanding - Basic and diluted	18,478,990	16,224,642
Basic and diluted loss per share	$(0.05)	$(0.04)
Anti-dilutive shares underlying stock options outstanding	1,123,200	1,254,325
Anti-dilutive convertible debentures	890,207	555,556

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015

Note 3 – Demand notes payable, convertible debentures and line of credit agreement to related parties
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note or the Note, with Michaelson Capital Special Finance Fund LP or Michaelson, for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. In the event of default such interest rate shall accrue at 8% after the occurrence of the event of default and during continuance plus 2% after the occurrence and during the continuance of any other event of default. The Note is a senior unsecured obligation which pays interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. Effective April 1, 2016, the Note was amended increasing the principal amount by $150,000 for a total of $3,150,000 and extending the maturity date. The principal amount, if not converted, is now due on the fifth anniversary of the Note, December 28, 2018. The Note is senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note.
The principal balance of the Note, together with any unpaid interest, is convertible into shares of the Company's common stock at 282.49 shares of the Company's common stock per $1,000 principal amount of Note (equivalent to a conversion price of $3.54 per share) at the option of Michaelson. If at any time the common stock of the Company is (1) trading on a national securities exchange, (2) qualifies for unrestricted resale under federal securities laws and (3) the arithmetic average of the volume weighted average price of the Common Stock for twenty consecutive trading days preceding the Company's notice of mandatory conversion exceeds $150,000, the Company shall have the right to require conversion of all of the then outstanding principal balance together with unpaid interest of this Note into the Company's common stock based on the conversion price of $3.54 per share. The Company may prepay all of the outstanding principal and interest due and payable under this Note in full, at any time prior to the maturity date for an amount equal to 120% of the then outstanding principal and interest due and payable as of the date of such prepayment.
Upon change of control, as defined by the Note, at Michaelson's option, the obligations may be assumed, on the terms and conditions in this Note, through an assignment and assumption agreement, or the Company may prepay all of the then outstanding principal and unpaid interest under this Note in full at the optional 120% prepayment amount. This provision creates an embedded derivative in accordance with FASB ASC 815, Derivatives and Hedging. As such it is required to be bifurcated and accounted for separately from the Note. However, the Company has determined that the fair value of the embedded derivative is immaterial to the consolidated financial statements. Debt issuance costs is being netted against the principal balance of the debt.
As per an amendment to the Note dated April 1, 2016, the conversion price was increased from $3.37 to $3.54 and the number of shares issuable upon conversion decreased from 890,207 at December 31,2015 to 889,830 at April 1, 2016. The Company is evaluating the impact, if any, resulting from this modification.
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
Note 4 - Stockholders' Equity
On April 11, 2016 and April 13, 2016, the Company entered into numerous private placement share exchange agreements ("Share Exchange Agreements") with shareholders of Ilios Inc. ("Exchanging Shareholders"), a majority owned subsidiary of the Company ("Ilios"). Pursuant to the Share Exchange Agreements, the Exchanging Shareholders agreed to exchange every 7.86 of their restricted Ilios shares of common stock for 1 share of the Company's restricted common stock. In addition, the Company granted each Exchanging Shareholder registration rights of the Company's common stock they received in exchange for their Ilios shares. On April 11, 2016 and April 13, 2016, the Company issued 559,783 and 16,538 shares of its common stock, respectively, in exchange for Ilios shares of common stock. Pursuant to the Registration Rights Agreement, the Company shall as soon as practicable file with the U.S. Securities And Exchange Commission a registration statement on an appropriate form (the “Registration Statement”) covering the resale of the shares and shall use its commercially reasonable best efforts to cause the Registration Statement to be declared effective as soon as practicable. The Company is determining the accounting impact of these transactions.
Note 5 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015

Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of March 31, 2016, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2016 was 1,759,533.
Stock option activity for the three months ended March 31, 2016 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,268,200	$1.20-$5.39	$3.06	6.01 years	$985,578
Granted	5,000	3.93	3.93
Exercised	—	—	—
Canceled and forfeited	(150,000)	3.39	3.39
Expired	—	—	—
Outstanding, March 31, 2016	1,123,200	$1.20-$5.39	$3.02	5.46 years	$1,300,361
Exercisable, March 31, 2016	849,558		$2.50		$1,286,161
Vested and expected to vest, March 31, 2016	1,123,200		$3.02		$1,300,361
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan has 1,325,000 available for grant as of March 31, 2016. There were 5,000 option grants during the first quarter of 2016. Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Plan.
Consolidated stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $27,243 and $93,254, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 6 – Commitments and contingencies
Letters of Credit
On January 28, 2016, the letter of credit from Enterprise Bank and Trust Company required for collateral with an outstanding performance bond was closed as the Company had met the performance obligations of the bond.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015

Note 8 - Intangible assets other than goodwill
As of December 31, 2015 and March 31, 2016 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Trademarks	Total
Balance at December 31, 2015
Intangible assets	$514,616	$603,915	$240,000	$4,775	$1,363,306
Less - accumulated amortization	(182,931)	(91,764)	(44,000)	—	(318,695)
	$331,685	$512,151	$196,000	$4,775	$1,044,611

Balance at March 31, 2016
Intangible assets	$514,616	$631,024	240,000	$5,625	$1,391,265
Less - accumulated amortization	(195,681)	(99,304)	(48,000)	—	(342,985)
	$318,935	$531,720	$192,000	$5,625	$1,048,280
The aggregate amortization expense of the Company's intangible assets for the three months ended March 31, 2016 and 2015 was $24,290 and $23,283, respectively.
Note 9 - Joint Venture
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
Expenses incurred by Ultra Emissions Technologies Ltd. for three months ended March 31, 2016 were $368,500, leaving a funds available for future expenditures of $2,631,500.
Note 10 - Subsequent Events
On April 1, 2016, the senior convertible note was amended including modification of conversion price from $3.37 to $3.54, and the number of shares issuable upon conversion decreased from 890,207 at December 31, 2015 to 889,830. The Company is evaluating the impact, if any, resulting from this modification (See Note 3).
On April 11, 2016 and April 13, 2016, the Company entered into numerous private placement share exchange agreements with shareholders of Ilios Inc., a majority owned subsidiary of the Company. These transactions are detailed in Note 4. Effective May 3, 2016, Tecogen, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Agreement"), with its majority owned private subsidiary, Ilios Inc. ("Ilios"). Pursuant to the Agreement, Ilios will merge with and into Tecogen with Tecogen as the surviving Company. Tecogen will assume ownership of all of Ilios' assets, debts, contracts, liabilities, obligations, and duties. Pursuant to the Agreement, any stockholders or options holders of Ilios may turn in their stock or options for stock or options of Tecogen at the agreed upon exchange rate. Pursuant to the agreement, Ilios will merged with and into Tecogen in short-form merger under Delaware General Corporate Law Section 253.

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
Results of Operations
Revenues
Revenues in the first quarter of 2016 were $5,075,515 compared to $6,103,434 for the same period in 2015, a decrease of $1,027,919 or 16.8%. Product revenues in the first quarter of 2016 were $2,266,148 compared to $3,537,875 for the same period in 2015, a decrease of $1,271,727 or 35.9%. This decrease was the aggregate of a decrease in cogeneration sales of $1,153,956 and a decrease in chiller and heat pump sales, which include the Ilios products, of $117,771. Service revenues in the first quarter of 2016 were $2,809,367 compared to $2,565,559 for the same period in 2015, an increase of $243,808 or 9.5%. This increase in the first quarter is the due to a decrease in installation activity of $72,148 and an increase of $315,956 in service contracts.
Cost of Sales
Cost of sales in the first quarter of 2016 was $3,356,171 compared to $3,878,459 for the same period in 2015 a decrease of $522,288, or 13.5%. During the first quarter of 2016 our overall gross profit margin was 33.9% compared to 36.5% for the same period in 2015, a decrease of 2.6%. This decrease in margin is isolated to this quarter and a single installation project. Margin improvements realized in previous quarters is expected to return in the following periods. Management expects growth in sales volume to improve gross margins going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the first quarter ending March 31, 2016 were $1,892,220 compared to $2,174,747 for the same period in 2015, a decrease of $282,527 or 13.0%. The majority of the decrease, including routine fluctuations in the timing of expenses, was the result of management's efforts to lower overhead costs.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the first quarter of 2016 were $515,032 compared to $493,674 for the same period in 2015, an increase of $21,358 or 4.3%. The majority of the increase in expense was due to increased sales personnel when compared to the previous year.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the first quarter ending March 31, 2016 were $218,958 compared to $176,163 for the same period in 2015, an increase of $42,795 or 24.3%. This increase was due to the beginning of new engineering programs for the next product improvement cycle.

TECOGEN INC.

Loss from Operations
Loss from operations for the first quarter of 2016 was $906,866 compared to $619,609 for the same period in 2015, an increase of $287,257. The increase in the loss was due to a reduction in gross profit resulting from lower revenues and decreased margins.
Other Income (Expense), net
Other expense, net for the three months ended March 31, 2016 was $39,490 compared to $33,338 for the same period in 2015. Other income (expense) includes interest income and other income of $2,891, net of interest expense on notes payable of $42,381 for the first quarter of 2016. For the same period in 2015, interest and other income was $9,103 and interest expense was $42,441.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest share in the loss of Ilios was $53,188 for the three months ended March 31, 2016 compared to losses of $35,483 for the same period in 2015, an increase of $17,705 or 49.9%. The increase was due to increased selling expenses for Ilios in the first quarter of 2016 as compared to the same period in 2015. Noncontrolling interest ownership percentage as of March 31, 2016 and 2015 was unchanged at 35.0% for both periods.
Net loss
Net loss attributable to Tecogen for the three months ended March 31, 2016 was $893,168 compared to $617,464 for the same period in 2015, an increase of $275,704. The increase in net loss was the result of the decrease in gross profit combined with the decrease in revenues as described above.
Liquidity and Capital Resources
Consolidated working capital at March 31, 2016 was $13,105,989 compared to $13,978,381 at December 31, 2015, a decrease of $872,392. Included in working capital were cash and cash equivalents of $4,253,931 and $294,875 in short-term investments at March 31, 2016, compared to $5,486,526 in cash and cash equivalents and $294,802 in short-term investments at December 31, 2015, a decrease of $1,232,522. The decrease in working capital and cash was mainly due to the loss in the quarter net of non-cash items.
Cash used in operating activities for the three months ended March 31, 2016 was $1,151,115 compared to $504,546 for the same period in 2015. Our accounts receivable balance increased to $5,888,310 at March 31, 2016 compared to $5,286,863 at December 31, 2015, using $601,447 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties decreased by $582,662 providing cash due to timing of billing, shipments and collections. Our inventory decreased to $5,301,532 as of March 31, 2016 compared to $5,683,043 as of December 31, 2015, a decrease of $381,511. Although lowering inventory is a goal, management expects inventory not to vary significantly from the level at year end.
As of March 31, 2016, the Company's backlog of product and installation projects, excluding service contracts, was $10.73 million, consisting of $3.98 million of purchase orders received by us and $6.75 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable decreased to $2,377,211 as of March 31, 2016 from $3,311,809 at December 31, 2015, using $934,598 in cash flow from operations. Accrued expenses increased to $1,079,969 as of March 31, 2016 from $1,066,860 as of December 31, 2015, providing $13,109 of cash from operations. The Company expects accounts payable and accrued expenses to only increase as operations expand.
During the first three months of 2016 our investing activities used $75,330 of cash and included purchases of property and equipment of $47,371 and expenditures related to intangible assets of $27,959.
During the first three months of 2016 our financing activities included the payment of expenses from the issuance of our common stock of $6,150. The proceeds were used for general corporate purposes, including research and development.

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
Subsequent Events
On April 1, 2016, the senior convertible note was amended including modification of conversion price from $3.37 to $3.54, and the number of shares issuable upon conversion decreased from 890,207 at December 31, 2015 to 889,830. The Company is evaluating the impact, if any, resulting from this modification (See Note 3).
On April 11, 2016 and April 13, 2016, the Company entered into numerous private placement share exchange agreements with shareholders of Ilios Inc., a majority owned subsidiary of the Company. These transactions are detailed in Note 4. Effective May 3, 2016, Tecogen, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Agreement"), with its majority owned private subsidiary, Ilios Inc. ("Ilios"). Pursuant to the Agreement, Ilios will merge with and into Tecogen with Tecogen as the surviving Company. Tecogen will assume ownership of all of Ilios' assets, debts, contracts, liabilities, obligations, and duties. Pursuant to the Agreement, any stockholders or options holders of Ilios may turn in their stock or options for stock or options of Tecogen at the agreed upon exchange rate. Pursuant to the agreement, Ilios will merged with and into Tecogen in short-form merger under Delaware General Corporate Law Section 253.
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

TECOGEN INC.

In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. During the period ended March 31, 2016, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (a)
3.2	Amended and Restated Bylaws (a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement (b)
4.3	Form of Stock Option Agreement (a)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated Jan 16, 2013(a)
10.19	Form of Common Stock Purchase Agreement. (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
10.26+	Tecogen Inc. 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014. (e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015. (e)
10.28	Form of Common Stock Purchase Agreement dated August 3, 2015.(d)
10.29	Registration Rights Agreement dated August 3, 2015.(d)
10.30	First amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 7, 2015. (f)
10.35	Share Exchange Agreement for the Ilios private placements dated April 11, 2016 and April 13, 2016.(g)
10.36	Amendment No. 1 to the Senior Convertible Promissiory Note effective April 1, 2016.(g)
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema
100.CAL** XBRL Taxonomy Extension Calculation Linkbase
100.DEF** XBRL Taxonomy Extension Definition Linkbase
101.LAB** XBRL Taxonomy Extension Label Linkbase
101.PRE** XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

(g)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2016.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 11, 2016.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)