Form 10-Q
period 2016-06-30
TECOGEN INC.
filed 2016-08-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, August 9, 2016
Common Stock, $0.001 par value	19,836,579

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,069,660	$5,486,526
Short-term investments	—	294,802
Accounts receivable, net	6,241,054	5,286,863
Unbilled revenue	1,214,218	1,072,391
Inventory, net	4,940,315	5,683,043
Due from related party	391,443	1,177,261
Prepaid and other current assets	487,138	353,105
Total current assets	17,343,828	19,353,991
Property, plant and equipment, net	560,868	543,754
Intangible assets, net	1,046,812	1,044,611
Goodwill	40,870	40,870
Other assets	58,425	58,425
TOTAL ASSETS	$19,050,803	$21,041,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,618,285	$3,311,809
Accrued expenses	1,036,782	1,066,860
Deferred revenue	808,832	996,941
Total current liabilities	4,463,899	5,375,610
Long-term liabilities:
Deferred revenue, net of current portion	296,085	273,162
Senior convertible promissory note, related party	3,124,061	2,951,011
Total liabilities	7,884,045	8,599,783
Commitments and contingencies (Note 6)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,161,579 and 18,478,990 issued and outstanding at June 30, 2016 and December 31, 2015	19,162	18,479
Additional paid-in capital	34,203,702	34,501,640
Accumulated deficit	(23,056,106)	(21,682,437)
Total Tecogen Inc. stockholders’ equity	11,166,758	12,837,682
Noncontrolling interest	—	(395,814)
Total stockholders’ equity	11,166,758	12,441,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,050,803	$21,041,651
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months months ended June 30, 2016 and 2015
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Products	$2,408,860	$3,345,571	$4,675,008	$6,883,446
Services	3,278,448	3,038,260	6,087,815	5,603,819
Total revenues	5,687,308	6,383,831	10,762,823	12,487,265
Cost of sales
Products	1,767,052	2,224,415	3,319,768	4,778,053
Services	1,817,362	2,018,526	3,620,817	3,343,347
Total cost of sales	3,584,414	4,242,941	6,940,585	8,121,400
Gross profit	2,102,894	2,140,890	3,822,238	4,365,865
Operating expenses
General and administrative	2,002,172	1,890,503	3,894,392	4,077,632
Selling	335,089	324,384	850,121	818,058
Research and development	151,663	228,318	370,621	404,481
Total operating expenses	2,488,924	2,443,205	5,115,134	5,300,171
Loss from operations	(386,030)	(302,315)	(1,292,896)	(934,306)
Other income (expense)
Interest and other income	2,770	685	5,661	9,788
Interest expense	(44,053)	(30,351)	(86,434)	(60,410)
Total other expense, net	(41,283)	(29,666)	(80,773)	(50,622)
Loss before income taxes	(427,313)	(331,981)	(1,373,669)	(984,928)
Consolidated net loss	(427,313)	(331,981)	(1,373,669)	(984,928)
Less: (Income) loss attributable to the noncontrolling interest	11,774	(30,858)	64,962	4,625
Net loss attributable to Tecogen Inc.	$(415,539)	$(362,839)	$(1,308,707)	$(980,303)
Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)
Weighted average shares outstanding - basic and diluted	19,088,828	16,338,909	18,783,909	16,282,027

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2016 and 2015
(unaudited)

	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,373,669)	$(984,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,941	138,828
Provision (recover) for inventory reserve	(40,000)	23,000
Stock-based compensation	88,177	51,497
Non-cash interest expense	23,050	24,899
Loss (gain) on sale of assets	640	(5,073)
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	294,802	291,047
Accounts receivable	(954,191)	237,989
Unbilled revenue	(141,827)	(896,001)
Inventory, net	782,728	280,480
Due from related party	785,818	(372,570)
Prepaid expenses and other current assets	(134,033)	(160,964)
Other non-current assets	—	(5,100)
Increase (decrease) in:
Accounts payable	(693,524)	915,942
Accrued expenses	(30,078)	331,447
Deferred revenue	(165,186)	(712,759)
Net cash used in operating activities	(1,425,352)	(842,266)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100,925)	(12,935)
Proceeds from sale of assets	—	16,874
Purchases of intangible assets	(50,970)	(95,086)
Net cash used in investing activities	(151,895)	(91,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on demand notes payable and line of credit to related party	150,000	—
Payment of stock issuance costs	(8,544)	—
Proceeds from sale of restricted common stock, net	—	996,874
Proceeds from the exercise of stock options	18,925	360,225
Net cash provided by financing activities	160,381	1,357,099
Net increase (decrease) in cash and cash equivalents	(1,416,866)	423,686
Cash and cash equivalents, beginning of the period	5,486,526	1,186,033
Cash and cash equivalents, end of the period	$4,069,660	$1,609,719
Supplemental disclosures of cash flows information:
Cash paid for interest	$72,199	$60,410
Stock exchange for non-controlling interest in Ilios	330,852	—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

Note 1 – Description of business and summary of significant accounting policies
Description of business
Tecogen Inc., or the Company, was organized as a Delaware Corporation on November 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. The Company produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. The Company’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast. The Company's common stock is listed on the NASDAQ under the ticker symbol TGEN.
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
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2016, and of operations and cash flows for the interim periods ended June 30, 2016 and 2015. The results of operations for the interim periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Ilios Inc. or Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. In May 2016, the Company completed an exchange of common stock with the shareholders of Ilios and effected a statutory merger. Ilios is no longer a separate subsidiary (see Note 4).
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
The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the three months ended June 30, 2016, revenues of $2,186,698 were recorded as bill and hold transactions. For the same period in 2015, no revenues were recorded as bill and hold transactions.
For those arrangements that include multiple deliverables, the Company first determines whether each service or deliverable meets the separation criteria of FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has stand-alone value to the customer and if the arrangement includes a general right of return related to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Each deliverable that meets the separation criteria is considered a separate ‘‘unit of accounting”. The Company allocates the total arrangement consideration to each unit of accounting

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015 using the relative fair value method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended June 30, 2016, a recovery of approximately $89,000 from a loss recorded in the three month period ended March 31, 2015 of approximately $155,000, and $0 in the same period in 2015. During the six months ended June 30, 2016 and 2015, a loss of approximately $66,000 and $0 was recorded, respectively. The loss recorded for six months ending June 30, 2016 was reduced due to a change in project scope. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At June 30, 2016 and December 31, 2015 the allowance for doubtful accounts was approximately $44,000 and $50,000, respectively.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At June 30, 2016 and December 31, 2015, inventory reserves were $253,000 and $293,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three and six months ended June 30, 2016 and 2015, depreciation expense was $39,543 and $43,956, and $83,171 and $87,409, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first six months of 2016, the Company determined that no interim impairment test was necessary.
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
The following table summarizes net revenue by product line and services for the three months ended June 30, 2016 and 2015 and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Products
Cogeneration	$1,270,499	$2,526,812	$2,688,471	$5,098,740
Chiller & Heat Pump	1,138,361	818,759	1,986,537	1,784,706
Total Product Revenue	2,408,860	3,345,571	4,675,008	6,883,446
Services
Service contracts	2,082,644	2,035,041	4,270,966	3,907,407
Installations	1,195,804	1,003,219	1,816,849	1,696,412
Total Service Revenue	3,278,448	3,038,260	6,087,815	5,603,819
Total Revenue	$5,687,308	$6,383,831	$10,762,823	$12,487,265
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
Note 2 – Loss per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended June 30, 2016 and 2015, and six months ended June 30, 2016 and 2015, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss attributable to stockholders	$(415,539)	$(362,839)	$(1,308,707)	$(980,303)
Weighted average shares outstanding - Basic and diluted	19,088,828	16,338,909	18,783,909	16,282,027
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.06)
Anti-dilutive shares underlying stock options outstanding	1,196,776	1,186,325	1,196,776	1,186,325
Anti-dilutive convertible debentures	889,830	555,556	889,830	555,556
Anti-dilutive warrants outstanding	1,150,000	—	1,150,000	—

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

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
Upon change of control, as defined by the Note, at Michaelson's option, the obligations may be assumed, on the terms and conditions in this Note, through an assignment and assumption agreement, or the Company may prepay all of the then outstanding principal and unpaid interest under this Note in full at the optional 120% prepayment amount. This provision creates an embedded derivative in accordance with FASB ASC 815, Derivatives and Hedging. As such it is required to be bifurcated and accounted for separately from the Note. However, the Company has determined that the fair value of the embedded derivative is immaterial to the consolidated financial statements. Debt issuance costs are netted against the principal balance of the debt.
As per an amendment to the Note dated April 1, 2016, the conversion price was increased from $3.37 to $3.54 and the number of shares issuable upon conversion decreased from 890,207 at December 31, 2015 to 889,830 at April 1, 2016. The Company has determined that changes resulting from this modification were immaterial to the consolidated financial statements.
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
Note 4 - Stockholders' Equity and Ilios subsidiary
Beginning on April 11, 2016 through its conclusion on May 3, 2016, the Company entered into numerous private placement share exchange agreements ("Share Exchange Agreements") with shareholders of Ilios ("Exchanging Shareholders"), a majority owned subsidiary of the Company. Pursuant to the Share Exchange Agreements, the Exchanging Shareholders agreed to exchange every 7.86 of their restricted Ilios shares of common stock for 1 share of the Company's restricted common stock. In addition, the Company granted each Exchanging Shareholder registration rights of the Company's common stock they received in exchange for their Ilios shares. The Company issued a total of 670,464 shares of its common stock in exchange for Ilios shares of common stock. Pursuant to the Registration Rights Agreement, the Company filed a registration statement covering the resale of the shares.
Upon execution of the exchange agreements for 100% of the shares of Ilios, the Company no longer had a non-controlling interest in its subsidiary.. On April 30, 2016, Ilios was merged into the Company, and accounting for the noncontrolling interest in the subsidiary ended.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

Note 5 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of June 30, 2016, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2016 was 1,676,957.
Stock option activity for the six months ended June 30, 2016 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,268,200	$1.20-$5.39	$3.06	6.01 years	$985,578
Granted	87,701	$0.79-$3.93	2.56
Exercised	(12,125)	$1.20-$2.60	1.56
Canceled and forfeited	(150,125)	$3.39-$4.50	3.39
Expired	—	—	—
Outstanding, June 30, 2016	1,193,651	$0.79-$5.39	$3.00	5.19 years	$2,517,999
Exercisable, June 30, 2016	941,826		$2.54		$2,412,166
Vested and expected to vest, June 30, 2016	1,193,651		$3.00		$2,517,999
Stock-Based Compensation - Ilios
In 2009, Ilios adopted the 2009 Stock Incentive Plan, or the 2009 Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The maximum number of shares allowable for issuance under the 2009 Plan is 2,000,000 shares of common stock. The 2009 Plan had 1,325,000 available for grant as of March 31, 2016. At the time of the merger between Ilios and the Company, stock options vested with an acceleration of the unvested portion upon the change in control event, as defined in the Plan. These options were exchanged for options for Tecogen stock at the same ratio and price as the share exchange described in Note 4. The grant was for a total of 82,701 options. The impact of the option exchange was immaterial.
Consolidated stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $88,177 and $51,497, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

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
Note 8 - Intangible assets other than goodwill
As of December 31, 2015 and June 30, 2016 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Trademarks	Total
Balance at December 31, 2015
Intangible assets	$514,616	$603,915	$240,000	$4,775	$1,363,306
Less - accumulated amortization	(182,931)	(91,764)	(44,000)	—	(318,695)
	$331,685	$512,151	$196,000	$4,775	$1,044,611

Balance at June 30, 2016
Intangible assets	$514,616	$650,311	240,000	9,350	$1,414,277
Less - accumulated amortization	(208,433)	(107,032)	(52,000)	—	(367,465)
	$306,183	$543,279	$188,000	$9,350	$1,046,812
The aggregate amortization expense of the Company's intangible assets for the three and six months ended June 30, 2016 and 2015 was $24,480 and $28,136 and $48,770 and $51,419, respectively.
Note 9 - Joint ventures
Ultra Emissions Technologies Ltd.
On December 28, 2015, the Company entered into a joint venture agreement relating to the formation of a joint venture company (the “JV”) organized to develop and commercialize Tecogen’s patented technology (“Ultera® Technology”) designed to reduce harmful emissions generated by engines using fossil fuels. The joint venture company, called Ultra Emissions Technologies Ltd., was organized under the laws of the Island of Jersey, Channel Islands.
The Company received a 50% equity interest in the JV in exchange for a fully paid-up worldwide license to use Tecogen’s Ultera emissions control technology in the field of mobile vehicles burning fossil fuels. The other half of the joint venture equity interests were purchased for $3,000,000 by a small group of offshore investors. Warrants to purchase additional equity securities in the JV were granted to all parties pro rata. If the venture is not successful, all licensed intellectual property rights will revert to Tecogen.
The JV is expected to have losses as it performs the necessary research and development with the Ultera technology. Using equity method accounting, these losses will not be included in Tecogen's financial statements since Tecogen does not guarantee obligations of the JV and is not otherwise obligated to provide further financial support of the JV. In August 2016, Tecogen exercised its warrants in the JV for a total investment of $2,000,000.
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., a corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer, ("Tedom") entered into a joint venture, where the Company will hold a 50% participating interest and the remaining 50% interest will be with Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expand the current Tecogen product offerings to the MicroCHP of 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sale leads to TTcogen regarding the products agreed to by the parties and Tecogen shall have the first right to repair and maintenance the products sold by TTcogen.
The TTcogen operations will be accounted for using equity method accounting. Any losses on the initial operation of the entity will not be consolidated in Tecogen's financial statements. Since Tecogen does not guarantee obligations of TTcogen, losses or liabilities of the joint venture are not recorded on the Company's financial statements. Using equity method accounting, as the venture becomes profitable with the expected growth, realized gains from profits will be added to the an investment asset account on the consolidated balance sheet.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015

Note 10 - Subsequent Events
On August 2, 2016, Tecogen Inc. (the "Company") exercised 2,000,000 warrants (the "Ultratek Warrants"), in their joint venture Ultra Emissions Technologies Limited (the "JV"), at $1.00 per share, for an aggregate amount of $2 million. The funds used to exercise the Ultratek Warrants were acquired by the Company from the holders of certain Company warrants (the "Tecogen Warrant Holders"), when they partially exercised their Tecogen warrants (the "Tecogen Warrants"), in July of 2016. The Tecogen Warrant Holders exercised a total of 650,000 Tecogen Warrants with a $4.00 exercise price, resulting in an influx of $2.7 million to the Company, which the Company then used some of the proceeds to invest in their JV.
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
Results of Operations
Revenues
Revenues in the second quarter of 2016 were $5,687,308 compared to $6,383,831 for the same period in 2015, a decrease of $696,523 or 10.9%. Product revenues in the second quarter of 2016 were $2,408,860 compared to $3,345,571 for the same period in 2015, a decrease of $936,711 or 28.0% This decrease was the aggregate of a decrease in cogeneration sales of $1,256,313 and an increase in chiller and heat pump sales, which include the Ilios products, of $319,602. Service revenues in the second quarter of 2016 were $3,278,448 compared to $3,038,260 for the same period in 2015, an increase of $240,188 or 7.9%. This increase in the second quarter is the due to an increase in installation activity of $192,585 and an increase of $47,603 in service contracts.
Revenues in the first six months of 2016 were $10,762,823 compared to $12,487,265 for the same period in 2015, a decrease of $1,724,442 or 13.8%. Product revenues in the first six months of 2016 were $4,675,008 compared to $6,883,446 for the same period in 2015, a decrease of $2,208,438 or 32.1%. This decrease was the aggregate of a decrease in cogeneration sales of $2,410,269 and an increase in chiller and heat pump sales of $201,831. Service revenues in the first six months of 2016 were $6,087,815 compared to $5,603,819 for the same period in 2015, an increase of $483,996 or 8.6%. This increase in the first six months of 2016 is due to an increase in installation activity of $120,437 and an increase of $363,559 in the service contracts.
Cost of Sales
Cost of sales in the second quarter of 2016 was $3,584,414 compared to $4,242,941 for the same period in 2015 a decrease of $658,527, or 15.5%. During the second quarter of 2016 our overall gross profit margin was 37.0% compared to 33.5% for the same period in 2015, an increase of 3.5%. Management expects growth in sales volume and product upgrades to continue to improve gross margins going forward.

TECOGEN INC.

Cost of sales in the first six months of 2016 was $6,940,585 compared to $8,121,400 for the same period in 2015 a decrease of $1,180,815, or 14.5%. During the first six months of 2016 our overall gross profit margin was 35.5% compared to 35.0% for the same period in 2015, an increase of 0.5%. Management expects growth in sales volume and product upgrades to continue to improve gross margins going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the second quarter ending June 30, 2016 were $2,002,172 compared to $1,890,503 for the same period in 2015, an increase of $111,669 or 5.9%. The majority of the increase was for the mergers and acquisition activities including equity compensation expense and were one time increases over the same period last year.
General and administrative expenses in the first six months of 2016 were $3,894,392 compared to $4,077,632 for the same period in 2015, a decrease of $183,240 or 4.5%. This decrease is the result of managements continued efforts to contain and reduce our administrative expenses.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2016 were $335,089 compared to $324,384 for the same period in 2015, an increase of $10,705 or 3.3%. This small difference is the result of outside sales representative commissions.
Selling expenses for the first six months of 2016 were $850,121 compared to $818,058 for the same period in 2015, an increase of $32,063 or 3.9%. This small difference is the result of timing of commissions.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the second quarter ending June 30, 2016 were $151,663 compared to $228,318 for the same period in 2015, a decrease of $76,655 or 33.6%. This decrease was due to the completion of a product development cycle.
Research and development expenses for the first six months of 2016 were $370,621 compared to $404,481 for the same period in 2015, a decrease of $33,860 or 8.4%. This decrease was due to the timing of the completion of projects including product improvement programs.
Loss from Operations
Loss from operations for the second quarter of 2016 was $386,030 compared to $302,315 for the same period in 2015, an increase of $83,715. The increase in the loss was due to a reduction in gross profit resulting from lower revenues.
Loss from operations for the first six months of 2016 was $1,292,896 compared to $934,306 for the same period in 2015, an increase of $358,590. The increase in the loss was due to a reduction in gross profit resulting from lower revenues.
Other Income (Expense), net
Other expense, net for the three months ended June 30, 2016 was $41,283 compared to $29,666 for the same period in 2015. Other income (expense) includes interest income and other income of $2,770, net of interest expense on notes payable of $44,053 for the second quarter of 2016. For the same period in 2015, interest and other income was $685 and interest expense was $30,351.
Other expense, net for the six months ended June 30, 2016 was $80,773 compared to $50,622 for the same period in 2015. Other income (expense) includes interest income and other income of $5,661, net of interest expense on notes payable of $86,434 for the first six months of 2016. For the same period in 2015, interest and other income was $9,788 and interest expense was $60,410.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The noncontrolling interest in the loss of Ilios was $11,774 for the three months ended June 30, 2016 compared to income of $30,858 for the same period in 2015, an increase of $42,632 or 138.2%. The decrease was due to the losses realized by the noncontrolling interest in Ilios for the first month of the second quarter of 2016. The result of an exchange of Tecogen stock for the noncontrolling shareholders of Ilios reduced the noncontrolling interest to 0.0%.

TECOGEN INC.

Net loss
Net loss attributable to Tecogen for the three months ended June 30, 2016 was $415,539 compared to $362,839 for the same period in 2015, an increase of $328,404. The increase in net loss was the result of the reduction in gross profit resulting from lower in revenues as described above.
Net loss attributable to Tecogen for the six months ended June 30, 2016 was $1,308,707 compared to $980,303 for the same period in 2015, an increase of $328,404. The increase in net loss was the result of the reduction in gross profit resulting from lower in revenues as described above.
Liquidity and Capital Resources
Consolidated working capital at June 30, 2016 was $12,879,929 compared to $13,978,381 at December 31, 2015, a decrease of $1,098,452. Included in working capital were cash and cash equivalents of $4,069,660 and $0 in short-term investments at June 30, 2016, compared to $5,486,526 in cash and cash equivalents and $294,802 in short-term investments at December 31, 2015, a decrease of $1,711,668. The decrease in working capital and cash was mainly due to the loss in the period net of non-cash items.
Cash used in operating activities for the six months ended June 30, 2016 was $1,425,352 compared to $842,266 for the same period in 2015. Our accounts receivable balance increased to $6,241,054 at June 30, 2016 compared to $5,286,863 at December 31, 2015, using $954,191 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties decreased by $785,818 providing cash due to timing of billing and collections. Our inventory decreased to $4,940,315 as of June 30, 2016 compared to $5,683,043 as of December 31, 2015, a decrease of $742,728. Although lowering inventory is a goal, management expects inventory to vary significantly based on production and customer delivery requirements.
As of June 30, 2016, the Company's backlog of product and installation projects, excluding service contracts, was $14 million, consisting of $6 million of purchase orders received by us and $8 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable decreased to $2,618,285 as of June 30, 2016 from $3,311,809 at December 31, 2015, using $693,524 in cash flow from operations. Accrued expenses decreased to $1,036,782 as of June 30, 2016 from $1,066,860 as of December 31, 2015, using $30,078 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with changes in operations.
During the first six months of 2016 our investing activities used $151,895 of cash and included purchases of property and equipment of $100,925 and expenditures related to intangible assets of $50,970.
During the first six months of 2016 our financing activities included $150,000 in proceeds from the amendment of our debt, $18,925 in proceeds from the exercise of stock options, and the payment of expenses from the issuance of our common stock of $8,544. This includes the issuance of stock related to the acquisition of the noncontrolling interest in Ilios.
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

TECOGEN INC.

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
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. During the period ended June 30, 2016, no changes have been made to the Company's process.
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities.
On April 11, 2016, April 13, 2016, and May 2, 2016 the Company entered into a series of private placement share exchange agreements ("Share Exchange Agreements") with shareholders of Ilios Inc. ("Exchanging Shareholders"), a majority owned subsidiary of the Company ("Ilios"). Pursuant to the Share Exchange Agreements, the Exchanging Shareholders agreed to exchange every 7.86 of their restricted Ilios shares of common stock for 1 share of the Company's restricted common stock. In connection with this series of transactions, the Company issued a total of 670,464 shares of Company restricted common stock. In addition, the Company granted each Exchanging Shareholder the right to have the restricted Company common stock they received registered. This series of transactions were conducted as a series of private placement without registration under the Securities Act of 1933, as amended, or the Securities Act, and in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(a)
3.2	Amended and Restated Bylaws.(a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement.(b)
4.3	Form of Stock Option Agreement.(a)
4.6	Tecogen Ultratek Warrant signed August 2, 2016.(j)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC dated Jan 16, 2013.(a)
10.19	Form of Common Stock Purchase Agreement. (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.24	Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 8, 2014.(c)
10.26+	Tecogen 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014.(e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015.(e)
10.28	Form of Common Stock Purchase Agreement dated August 3, 2015.(d)
10.29	Registration Rights Agreement dated August 3, 2015.(d)
10.30	First amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated Aug 7, 2015. (f)
10.35	Share Exchange Agreement for the Ilios private placements dated April 11, 2016 and April 13, 2016.(g)
10.36	Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016.(g)
10.37	Tedom Joint Venture Agreement dated May 19, 2016. (h)
10.38	Tedom Joint Venture LLC Agreement dated May 19, 2016. (h)
10.39	Form of a Warrant Amendment dated June 27, 2016.(i)
21.1	List of subsidiaries (a)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer

101.INS** XBRL Instance Document
101.SCH** XBRL Taxonomy Extension Schema
100.CAL** XBRL Taxonomy Extension Calculation Linkbase
100.DEF** XBRL Taxonomy Extension Definition Linkbase
101.LAB** XBRL Taxonomy Extension Label Linkbase
101.PRE** XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

(g)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2016.

(h)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on May 24, 2016.

(i)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on June 30, 2016.

(j)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on August 8, 2016.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 10, 2016.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)