Form 10-Q
period 2016-09-30
TECOGEN INC.
filed 2016-11-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, November 4, 2016
Common Stock, $0.001 par value	19,949,672

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,502,057	$5,486,526
Short-term investments	—	294,802
Accounts receivable, net	7,957,325	5,286,863
Unbilled revenue	2,096,667	1,072,391
Inventory, net	5,058,147	5,683,043
Due from related party	432,995	1,177,261
Prepaid and other current assets	453,503	353,105
Total current assets	19,500,694	19,353,991
Property, plant and equipment, net	548,357	543,754
Intangible assets, net	1,042,324	1,044,611
Goodwill	40,870	40,870
Investment in Ultra Emissions Technologies Limited	2,000,000	—
Other assets	58,425	58,425
TOTAL ASSETS	$23,190,670	$21,041,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,032,613	$3,311,809
Accrued expenses	1,189,669	1,066,860
Deferred revenue	1,014,381	996,941
Total current liabilities	5,236,663	5,375,610
Long-term liabilities:
Deferred revenue, net of current portion	439,825	273,162
Senior convertible promissory note, related party	3,136,900	2,951,011
Total liabilities	8,813,388	8,599,783
Commitments and contingencies (Note 6)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,949,672 and 18,478,990 issued and outstanding at September 30, 2016 and December 31, 2015	19,950	18,479
Additional paid-in capital	37,205,570	34,501,640
Accumulated deficit	(22,848,238)	(21,682,437)
Total Tecogen Inc. stockholders’ equity	14,377,282	12,837,682
Noncontrolling interest	—	(395,814)
Total stockholders’ equity	14,377,282	12,441,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,190,670	$21,041,651
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months months ended September 30, 2016 and 2015
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Products	$2,850,901	$1,860,860	$7,525,909	$8,744,306
Services	3,765,554	2,815,182	9,853,369	8,419,001
Total revenues	6,616,455	4,676,042	17,379,278	17,163,307
Cost of sales
Products	1,715,462	1,262,480	5,035,230	6,040,533
Services	2,126,175	1,744,631	5,746,992	5,087,978
Total cost of sales	3,841,637	3,007,111	10,782,222	11,128,511
Gross profit	2,774,818	1,668,931	6,597,056	6,034,796
Operating expenses
General and administrative	2,003,838	1,864,529	5,898,230	5,942,161
Selling	367,412	521,924	1,217,533	1,339,982
Research and development	154,075	206,223	524,696	610,703
Total operating expenses	2,525,325	2,592,676	7,640,459	7,892,846
Income (loss) from operations	249,493	(923,745)	(1,043,403)	(1,858,050)
Other income (expense)
Interest and other income	3,914	2,157	9,575	11,945
Interest expense	(45,539)	(68,216)	(131,973)	(128,626)
Total other expense, net	(41,625)	(66,059)	(122,398)	(116,681)
Income (loss) before income taxes	207,868	(989,804)	(1,165,801)	(1,974,731)
Consolidated net income (loss)	207,868	(989,804)	(1,165,801)	(1,974,731)
Less: Loss attributable to the noncontrolling interest	—	40,962	64,962	45,587
Net income (loss) attributable to Tecogen Inc.	$207,868	$(948,842)	$(1,100,839)	$(1,929,144)
Net income (loss) per share - basic	$0.01	$(0.06)	$(0.06)	$(0.12)
Net income (loss) per share - diluted	$0.01	$(0.06)	$(0.06)	$(0.12)
Weighted average shares outstanding - basic	19,640,812	17,153,999	19,071,497	16,575,879
Weighted average shares outstanding - diluted	20,229,120	17,153,999	19,071,497	16,575,879

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2016 and 2015
(unaudited)

	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,165,801)	$(1,974,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,766	205,262
Change in provision for allowance on accounts receivable	(6,000)	—
Provision (recovery) for inventory reserve	(90,000)	(25,000)
Stock-based compensation	117,065	90,971
Non-cash interest expense	37,923	37,550
Loss (gain) on sale of assets	640	(4,631)
Short term investments	294,802	290,974
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(2,664,462)	419,256
Unbilled revenue	(1,024,276)	(1,104,143)
Inventory, net	714,896	(584,692)
Due from related party	744,266	(348,878)
Prepaid expenses and other current assets	(100,398)	(5,991)
Other non-current assets	—	(5,100)
Increase (decrease) in:
Accounts payable	(279,196)	425,545
Accrued expenses	122,809	130,761
Deferred revenue	184,103	(901,872)
Net cash used in operating activities	(2,914,863)	(3,354,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(130,499)	(48,827)
Proceeds from sale of assets	—	16,874
Purchases of intangible assets	(71,223)	(110,502)
Cash paid for investment in Ultra Emissions Technologies Ltd	(2,000,000)	—
Net cash used in investing activities	(2,201,722)	(142,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(2,034)	—
Proceeds on demand notes payable	150,000	—
Payment of stock issuance costs	(28,548)	—
Proceeds from sale of restricted common stock, net	—	5,920,927
Proceeds from the exercise of stock options	312,698	360,225
Proceeds from the exercise of warrants	2,700,000	—
Net cash provided by financing activities	3,132,116	6,281,152
Net increase (decrease) in cash and cash equivalents	(1,984,469)	2,783,978
Cash and cash equivalents, beginning of the period	5,486,526	1,186,033
Cash and cash equivalents, end of the period	$3,502,057	$3,970,011
Supplemental disclosures of cash flows information:
Cash paid for interest	$94,049	$91,076
Stock exchange for non-controlling interest in Ilios	330,852	—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

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
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2016, and of operations and cash flows for the interim periods ended September 30, 2016 and 2015. The results of operations for the interim periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Ilios Inc. or Ilios, whose business focus is on advanced heating systems for commercial and industrial applications. In May 2016, the Company completed an exchange of common stock with the shareholders of Ilios and effected a statutory merger. Ilios is no longer a separate subsidiary.
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
The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. At the period ended September 30, 2016, revenues of $1,548,422 were recorded as bill and hold transactions. For the same period in 2015, $747,328 revenues were recorded as bill and hold transactions.
For those arrangements that include multiple deliverables, the Company first determines whether each service or deliverable meets the separation criteria of FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has stand-alone value to the customer and if the arrangement includes a general right of return related to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Each deliverable that meets the separation criteria is considered a separate ‘‘unit of accounting”. The Company allocates the total arrangement consideration to each unit of accounting

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015 using the relative fair value method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
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
In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the nine months ended September 30, 2016 and 2015, a loss of approximately $164,000 and $0, respectively was recorded. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. At September 30, 2016 and December 31, 2015 the allowance for doubtful accounts was approximately $44,000 and $50,000, respectively.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At September 30, 2016 and December 31, 2015, inventory reserves were $203,000 and $293,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three and nine months ended September 30, 2016 and 2015, depreciation expense was $42,084 and $42,366, and $125,255 and $129,775, respectively.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first nine months of 2016, the Company determined that no interim impairment test was necessary.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

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
Revenues by Product
The following table summarizes net revenue by product line and services for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Products
Cogeneration	$2,639,713	$1,493,335	$5,328,184	$6,592,075
Chiller & Heat Pump	211,188	367,525	2,197,725	2,152,231
Total Product Revenue	2,850,901	1,860,860	7,525,909	8,744,306
Services
Service contracts	2,113,295	1,921,897	6,384,261	5,829,304
Installations	1,652,259	893,285	3,469,108	2,589,697
Total Service Revenue	3,765,554	2,815,182	9,853,369	8,419,001
Total Revenue	$6,616,455	$4,676,042	$17,379,278	$17,163,307
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
Note 2 – Income (Loss) per common share
All shares issuable for both periods were anti-dilutive because of the reported net loss. Basic and diluted loss per share for the three months ended September 30, 2016 and 2015, and nine months ended September 30, 2016 and 2015, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders	$207,868	$(948,842)	$(1,100,839)	$(1,929,144)
Weighted average shares outstanding - Basic	19,640,812	17,153,999	19,071,497	16,575,879
Basic income (loss) per share	$0.01	$(0.06)	$(0.06)	$(0.12)
Weighted average shares outstanding - Diluted	20,229,120	17,153,999	19,071,497	16,575,879
Diluted income (loss) per share	$0.01	$(0.06)	$(0.06)	$(0.12)
Anti-dilutive shares underlying stock options outstanding		1,186,325	1,130,158	1,186,325
Anti-dilutive convertible debentures		625,000	889,830	625,000
Anti-dilutive warrants outstanding		—	250,000	—

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

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
Upon execution of the exchange agreements for 100% of the shares of Ilios, the Company no longer had a non-controlling interest in its subsidiary. On April 30, 2016, Ilios was merged into the Company, and accounting for the noncontrolling interest in the subsidiary ended.
Note 5 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of September 30, 2016, or the Amended Plan.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2016 was 1,627,357.
Stock option activity for the nine months ended September 30, 2016 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,268,200	$1.20-$5.39	$3.06	6.01 years	$985,578
Granted	187,701	$0.79-$4.27	3.47
Exercised	(125,218)	$1.20-$2.60	2.50
Canceled and forfeited	(200,525)	$3.39-$4.96	3.73
Expired	—	—	—
Outstanding, September 30, 2016	1,130,158	$0.79-$5.39	$3.07	5.32 years	$1,432,957
Exercisable, September 30, 2016	821,658		$2.51		$1,417,032
Vested and expected to vest, September 30, 2016	1,083,883		$3.01		$1,430,569
Consolidated stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $117,065 and $90,971, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 6 – Commitments and contingencies
Letters of Credit
On January 28, 2016, the letter of credit from Enterprise Bank and Trust Company required for collateral with an outstanding performance bond was closed as the Company had met the performance obligations of the bond.
Note 7 – Related party transactions and Joint Ventures
The Company has two affiliated companies, namely American DG Energy Inc., or American DG Energy, and EuroSite Power Inc. or EuroSite Power. These companies are affiliates because several of the major stockholders of those companies, have a significant ownership position in the Company. Neither American DG Energy nor EuroSite Power own any shares of the Company, and the Company does not own any shares of American DG Energy or EuroSite Power.
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
Ultra Emissions Technologies Ltd.
On December 28, 2015, the Company entered into a joint venture agreement relating to the formation of a joint venture company (the “JV”) organized to develop and commercialize Tecogen’s patented technology (“Ultera® Technology”) designed to reduce harmful emissions generated by engines using fossil fuels. The joint venture company, called Ultra Emissions Technologies Limited, was organized under the laws of the Island of Jersey, Channel Islands.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

The JV is expected to have losses as it performs the necessary research and development with the Ultera technology. On August 2, 2016, Tecogen exercised 2,000,000 warrants (the "Ultratek Warrants"), in the JV, at $1.00 per share, for an aggregate amount of $2 million. The funds used to exercise the Ultratek Warrants were acquired by the Company from the holders of certain Company warrants (the "Tecogen Warrant Holders"), when they partially exercised their Tecogen warrants (the "Tecogen Warrants"), in July of 2016. The Tecogen Warrant Holders exercised a total of 675,000 Tecogen Warrants with a $4.00 exercise price, resulting in cash proceeds of $2,700,000 to the Company, which the Company then used some of the proceeds to invest in the JV. An additional $6,500,000 was raised from other outside investors for a total equity investment to date of $13,500,000. Due to this additional capital raise, Tecogen's ownership has decreased to 43%.
The Company is accounting for its interest in the JV using the equity method.  Income and losses will be recorded consistent with an agreement between the JV shareholders as to how income and losses will be allocated.  These allocations are consistent with the allocation of cash distributions and liquidating distributions of the JV.  The shareholder agreement calls for Tecogen's investment to be returned before any other shareholder if the venture does not achieve commercialization.  As a result, as of September 30, 2016, Tecogen has not recorded any of the income or losses of the JV.
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., a corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer, ("Tedom") entered into a joint venture, where the Company will hold a 50% participating interest and the remaining 50% interest will be with Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expand the current Tecogen product offerings to the MicroCHP of 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sale leads to TTcogen regarding the products agreed to by the parties and Tecogen shall have the first right to repair and maintain the products sold by TTcogen.
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
Note 8 - Intangible assets other than goodwill
As of December 31, 2015 and September 30, 2016 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Trademarks	Total
Balance at December 31, 2015
Intangible assets	$514,616	$603,915	$240,000	$4,775	$1,363,306
Less - accumulated amortization	(182,931)	(91,764)	(44,000)	—	(318,695)
	$331,685	$512,151	$196,000	$4,775	$1,044,611

Balance at September 30, 2016
Intangible assets	$520,117	$659,473	240,000	$14,940	$1,434,530
Less - accumulated amortization	(221,184)	(115,022)	(56,000)	—	(392,206)
	$298,933	$544,451	$184,000	$14,940	$1,042,324
The aggregate amortization expense of the Company's intangible assets for the three and nine months ended September 30, 2016 and 2015 was $24,741 and $24,067 and $73,511 and $75,487, respectively.
Note 9 - Subsequent events
On November 1, 2016, the Company entered into an agreement and plan of merger, dated as of November 1, 2016 with American DG Energy (NYSE MKT: ADGE) ("American DG"), and Tecogen.ADGE Acquisition Corp Inc., a Delaware corporation and a wholly-owned subsidiary of Tecogen ("Merger Subsidiary").

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015

Under the terms of the Merger Agreement, Merger Subsidiary will merge with and into American DG, with American DG becoming a wholly-owned subsidiary of Tecogen and the surviving corporation of the transaction (the "Merger"). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. Subject to the terms and conditions of the Merger Agreement and shareholder approval, at the closing of the Merger, each outstanding share of American DG common stock will be converted into the right to receive approximately 0.092 shares of common stock of Tecogen ("the Exchange Ratio"). Consummation of the Merger is subject to customary closing conditions, including, among other things, approval by the stockholders of Tecogen and American DG. The Merger Agreement does not contain any termination, prohibitions on termination, no-shop clause, or reimbursements of Merger related expenses. As part of the Merger Agreement, American DG and Tecogen have made customary mutual representations and warranties.
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
Results of Operations
Revenues
Revenues in the third quarter of 2016 were $6,616,455 compared to $4,676,042 for the same period in 2015, an increase of $1,940,413 or 41.5%. Product revenues in the third quarter of 2016 were $2,850,901 compared to $1,860,860 for the same period in 2015, an increase of $990,041 or 53.2%. This increase was the aggregate of an increase in cogeneration sales of $1,146,378 and a decrease in chiller and heat pump sales, which include the Ilios products, of $156,337. Service revenues in the third quarter of 2016 were $3,765,554 compared to $2,815,182 for the same period in 2015, an increase of $950,372 or 33.8%. This increase in the third quarter is the due to an increase in installation activity of $758,974 and an increase of $191,398 in service contract revenues.
Revenues in the first nine months of 2016 were $17,379,278 compared to $17,163,307 for the same period in 2015, an increase of $215,971 or 1.3%. Product revenues in the first nine months of 2016 were $7,525,909 compared to $8,744,306 for the same period in 2015, a decrease of $1,218,397 or 13.9%. This decrease was the aggregate of a decrease in cogeneration sales of $1,263,891 and an increase in chiller and heat pump sales of $45,494. Service revenues in the first nine months of 2016 were $9,853,369 compared to $8,419,001 for the same period in 2015, an increase of $1,434,368 or 17.0%. This increase in the first nine months of 2016 is due to an increase in installation activity of $879,411 and an increase of $554,957 in the service contracts.

TECOGEN INC.

Cost of Sales
Cost of sales in the third quarter of 2016 was $3,841,637 compared to $3,007,111 for the same period in 2015, an increase of $834,526, or 27.8%. During the third quarter of 2016 our overall gross profit margin was 41.9% compared to 35.7% for the same period in 2015, an increase of 17.4%. The increase in margins was the direct result of product upgrades and improvements. Management expects growth in sales volume to maintain this gross margin going forward.
Cost of sales in the first nine months of 2016 was $10,782,222 compared to $11,128,511 for the same period in 2015 a decrease of $346,289, or 3.1%. During the first nine months of 2016 our overall gross profit margin was 38.0% compared to 35.2% for the same period in 2015, an increase of 8.0%. The increase in margins was the direct result of product upgrades and improvements which were phased in over the first nine months. Management expects growth in sales volume to continue to improve gross margins going forward as lower margin quarters roll off the trailing period results.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the third quarter ending September 30, 2016 were $2,003,838 compared to $1,864,529 for the same period in 2015, an increase of $139,309 or 7.5%. The majority of the increase was for the mergers and acquisition activities over the same period this year.
General and administrative expenses in the first nine months of 2016 were $5,898,230 compared to $5,942,161 for the same period in 2015, a decrease of $43,931 or 0.7%. This decrease is the result of managements continued efforts to contain and reduce our administrative expenses.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2016 were $367,412 compared to $521,924 for the same period in 2015, a decrease of $154,512 or 29.6%. This difference is due to a higher mix of in-house sales versus representation commissions and lowered public relations fees.
Selling expenses for the first nine months of 2016 were $1,217,533 compared to $1,339,982 for the same period in 2015, a decrease of $122,449 or 9.1%. This difference is due to a higher mix of in-house sales versus representation commissions and lowered public relations fees.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the third quarter ending September 30, 2016 were $154,075 compared to $206,223 for the same period in 2015, a decrease of $52,148 or 25.3%. This decrease was due to the completion of a product development cycle.
Research and development expenses for the first nine months of 2016 were $524,696 compared to $610,703 for the same period in 2015, a decrease of $86,007 or 14.1%. This decrease was due to the timing of the completion of projects including product improvement programs.
Income (Loss) from Operations
Income from operations for the third quarter of 2016 was $249,493 compared to a loss of $923,745 for the same period in 2015, an increase of $1,173,238. The increase was due to a reduction in cost of goods sold and increased revenues from high margin products and services.
Loss from operations for the first nine months of 2016 was $1,043,403 compared to $1,858,050 for the same period in 2015, a decrease in loss of $814,647. The decrease in the loss was due to a reduction in cost of goods sold and continued expense reduction.
Other Income (Expense), net
Other expense, net for the three months ended September 30, 2016 was $41,625 compared to $66,059 for the same period in 2015. Other income (expense) includes interest income and other income of $3,914, net of interest expense on notes payable of $45,539 for the third quarter of 2016. For the same period in 2015, interest and other income was $2,157 and interest expense was $68,216.
Other expense, net for the nine months ended September 30, 2016 was $122,398 compared to $116,681 for the same period in 2015. Other income (expense) includes interest income and other income of $9,575, net of interest expense on notes payable of $131,973 for the first nine months of 2016. For the same period in 2015, interest and other income was $11,945 and interest expense was $128,626.

TECOGEN INC.

Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The loss attributable to the noncontrolling interest was $0 in the three months ended September 30, 2016 as a result of the Company's acquisition of the noncontrolling interest in May 2016. For the same period in 2015, the loss attributable to the noncontrolling interest was $40,962.
The loss attributable to the noncontrolling interest was $64,962 in the nine months ended September 30, 2016. With the Company's acquisition of the noncontrolling interest in May 2016, this loss will remain unchanged through the end of 2016. For the same period in 2015, the loss attributable to the noncontrolling interest was $45,587.
Net Income (Loss)
Net income attributable to Tecogen for the three months ended September 30, 2016 was $207,868 compared to a loss of $948,842 for the same period in 2015, an increase of $1,156,710. The increase in income was the result of the reduction of cost of goods sold and higher margin product sales.
Net loss attributable to Tecogen for the nine months ended September 30, 2016 was $1,100,839 compared to $1,929,144 for the same period in 2015, a decrease of $828,305. The decrease in net loss was the result of the improvements in gross profit and higher revenues.
Liquidity and Capital Resources
Consolidated working capital at September 30, 2016 was $14,264,031 compared to $13,978,381 at December 31, 2015, an increase of $285,650. Included in working capital were cash and cash equivalents of $3,502,057 and $0 in short-term investments at September 30, 2016, compared to $5,486,526 in cash and cash equivalents and $294,802 in short-term investments at December 31, 2015, a decrease of $2,279,271. The increase in working capital and decrease in cash was the net of a reduced loss in the period and proceeds from equity transactions.
Cash used in operating activities for the nine months ended September 30, 2016 was $2,914,863 compared to $3,354,719 for the same period in 2015. Our accounts receivable balance increased to $7,957,325 at September 30, 2016 compared to $5,286,863 at December 31, 2015, using $2,664,462 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties decreased by $744,266 providing cash due to timing of billing and collections. Our inventory decreased to $5,058,147 as of September 30, 2016 compared to $5,683,043 as of December 31, 2015, a decrease of $624,896. Although lowering inventory is a goal, management expects inventory to vary significantly based on production and customer delivery requirements.
As of September 30, 2016, the Company's backlog of product and installation projects, excluding service contracts, was $12 million, consisting of $4 million of purchase orders received by us and $8 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable decreased to $3,032,613 as of September 30, 2016 from $3,311,809 at December 31, 2015, using $279,196 in cash flow from operations. Accrued expenses increased to $1,189,669 as of September 30, 2016 from $1,066,860 as of December 31, 2015, providing $122,809 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.
During the first nine months of 2016, our investing activities used $2,201,722 of cash and included purchases of property and equipment of $130,499, expenditures related to intangible assets of $71,223 and an investment of $2,000,000 in our joint venture.
During the first nine months of 2016, our financing activities included $150,000 in proceeds from the amendment of our convertible debt agreement, $312,698 in proceeds from the exercise of stock options, $2,700,000 in proceeds from the exercise of stock warrants, and the payment of expenses from the issuance of our common stock of $28,548. This includes the issuance of stock related to the acquisition of the noncontrolling interest in Ilios.

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
Off-Balance Sheet Arrangements
Currently, we do not have any material off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.
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
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. During the period ended September 30, 2016, no changes have been made to the Company's process.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen, Inc. and Tecogen.ADGE Acquisition Corp.(k)
3.1	Amended and Restated Certificate of Incorporation.(a)
3.2	Amended and Restated Bylaws.(a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement.(b)
4.3	Form of Stock Option Agreement.(a)
4.6	Tecogen Ultratek Warrant signed August 2, 2016.(j)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC dated Jan 16, 2013.(a)
10.19	Form of Common Stock Purchase Agreement. (a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.26+	Tecogen 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014.(e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015.(e)
10.36	Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016.(g)
10.37	Tedom Joint Venture Agreement dated May 19, 2016. (h)
10.38	Tedom Joint Venture LLC Agreement dated May 19, 2016. (h)
10.39	Form of a Warrant Amendment dated June 27, 2016.(i)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

(g)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2016.

(h)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on May 24, 2016.

(i)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on June 30, 2016.

(j)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on August 8, 2016.

(k)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on November 2, 2016.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 14, 2016.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)