Form 10-Q
period 2017-03-31
TECOGEN INC.
filed 2017-05-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non –accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, April 30, 2017
Common Stock, $0.001 par value	20,043,052

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiary, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,148,753	$3,721,765
Accounts receivable, net	9,102,078	8,630,418
Unbilled revenue	2,347,055	2,269,645
Inventory, net	6,075,277	4,774,264
Due from related party	336,693	260,988
Prepaid and other current assets	601,437	401,876
Total current assets	20,611,293	20,058,956
Property, plant and equipment, net	548,111	517,143
Intangible assets, net	1,094,747	1,065,967
Goodwill	40,870	40,870
Other assets	2,128,300	2,058,425
TOTAL ASSETS	$24,423,321	$23,741,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,011,804	$3,367,481
Accrued expenses	1,153,864	1,378,258
Deferred revenue	907,445	876,765
Total current liabilities	6,073,113	5,622,504
Long-term liabilities:
Deferred revenue, net of current portion	489,959	459,275
Senior convertible promissory note, related party	3,148,712	3,148,509
Total liabilities	9,711,784	9,230,288
Commitments and contingencies (Note 6)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,043,052 and 19,981,912 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	20,043	19,982
Additional paid-in capital	37,490,389	37,334,773
Accumulated deficit	(22,798,895)	(22,843,682)
Total stockholders’ equity	14,711,537	14,511,073
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,423,321	$23,741,361
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2017 and 2016
(unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Products	$2,807,347	$2,266,148
Services	4,039,420	2,809,367
Total revenues	6,846,767	5,075,515
Cost of sales
Products	1,756,849	1,552,716
Services	2,175,245	1,803,455
Total cost of sales	3,932,094	3,356,171
Gross profit	2,914,673	1,719,344
Operating expenses
General and administrative	2,208,905	1,892,220
Selling	447,452	515,032
Research and development	180,614	218,958
Total operating expenses	2,836,971	2,626,210
Income (loss) from operations	77,702	(906,866)
Other income (expense)
Interest and other income (expense)	(1,213)	2,891
Interest expense	(31,702)	(42,381)
Total other expense, net	(32,915)	(39,490)
Income (loss) before income taxes	44,787	(946,356)
Consolidated net income (loss)	44,787	(946,356)
Less: Loss attributable to the noncontrolling interest	—	53,188
Net income (loss) attributable to Tecogen Inc.	$44,787	$(893,168)
Net income (loss) per share - basic	$0.00	$(0.05)
Net income (loss) per share - diluted	$0.00	$(0.05)
Weighted average shares outstanding - basic	20,037,795	18,478,990
Weighted average shares outstanding - diluted	20,317,142	18,478,990

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2017 and 2016
(unaudited)

	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$44,787	$(946,356)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,281	65,456
Recovery of inventory reserve	(36,000)	14,000
Stock-based compensation	48,842	27,243
Non-cash interest expense	203	12,382
Loss on sale of assets	2,909	640
Provision for losses on accounts receivable	—	(6,154)
Changes in operating assets and liabilities
(Increase) decrease in:
Short term investments	—	(73)
Accounts receivable	(471,660)	(595,293)
Unbilled revenue	(77,410)	213,121
Inventory, net	(1,265,013)	367,511
Due from related party	(75,705)	582,662
Prepaid expenses and other current assets	(199,561)	(1,786)
Other non-current assets	(69,875)	—
Increase (decrease) in:
Accounts payable	644,323	(934,598)
Accrued expenses	(224,394)	13,109
Deferred revenue	61,364	37,021
Net cash used in operating activities	(1,552,909)	(1,151,115)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,330)	(47,371)
Purchases of intangible assets	(53,608)	(27,959)
Net cash used in investing activities	(126,938)	(75,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of stock issuance costs	—	(6,150)
Proceeds from the exercise of stock options	106,835	—
Net cash provided by financing activities	106,835	(6,150)
Net increase (decrease) in cash and cash equivalents	(1,573,012)	(1,232,595)
Cash and cash equivalents, beginning of the period	3,721,765	5,486,526
Cash and cash equivalents, end of the period	$2,148,753	$4,253,931
Supplemental disclosures of cash flows information:
Cash paid for interest	$31,150	$29,999

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and notes necessary for a complete presentation of our financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. We filed audited financial statements which included all information and notes necessary for such presentation for the two years ended December 31, 2016 in conjunction with our 2016 Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 23, 2017. This form 10-Q should be read in conjunction with our Annual Report.
The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 2017, and of operations and cash flows for the interim periods ended March 31, 2017 and 2016. The results of operations for the interim period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year.
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
The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms are granted. For the period ended March 31, 2017, revenues of $1,140,699 were recorded as bill and hold transactions. For the same period in 2016, $140,600 revenues were recorded as bill and hold transactions.
For those arrangements that include multiple deliverables, the Company first determines whether each service or deliverable meets the separation criteria of FASB ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has stand-alone value to the customer and if the arrangement includes a general right of return related to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Each deliverable that meets the separation criteria is considered a separate ‘‘unit of accounting”. The Company allocates the total arrangement consideration to each unit of accounting

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 using the relative fair value method. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
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
In some cases, our customers may choose to have the Company design, engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire expected loss, regardless of the percentage of completion. During the three months ended March 31, 2017 and 2016, a loss of approximately $35,000 and $155,200, respectively was recorded. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated profit is recorded as deferred revenue.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was approximately $30,000.
Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. The Company periodically reviews inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. Any reserves that result from this review are charged to cost of sales. At March 31, 2017 and December 31, 2016, inventory reserves were $230,000 and $266,000, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. For the three months ended March 31, 2017 and 2016, depreciation expense was $39,453 and $41,166.
Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated economic life of the intangible asset. The Company reviews intangible assets for impairment when the circumstances warrant.
Goodwill
The Company tests its recorded goodwill for impairment in the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's single reporting unit exceeds its estimated fair value. During the first three months of 2017, the Company determined that no interim impairment test was necessary.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. The determination of the fair value of share-based payment awards is affected by the Company’s stock price. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options (see Note 5).
Revenues by Product
The following table summarizes net revenue by product line and services for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Products
Cogeneration	$2,296,637	$1,417,972
Chiller & Heat Pump	510,710	848,176
Total Product Revenue	2,807,347	2,266,148
Services
Service contracts	2,361,582	2,188,322
Installations	1,677,838	621,045
Total Service Revenue	4,039,420	2,809,367
Total Revenue	$6,846,767	$5,075,515
Note 2 – Income (Loss) per common share
Basic and diluted income (loss) per share for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three months ended March 31,
	2017	2016
Net income (loss) attributable to stockholders	$44,787	$(893,168)
Weighted average shares outstanding - Basic	20,037,795	18,478,990
Basic income (loss) per share	$0.00	$(0.05)
Weighted average shares outstanding - Diluted	20,317,142	18,478,990
Diluted income (loss) per share	$0.00	$(0.05)
Anti-dilutive shares underlying stock options outstanding	—	1,123,200
Anti-dilutive convertible debentures	889,830	890,207
Anti-dilutive warrants outstanding	—	—

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

Note 5 - Stock-based compensation
Stock-Based Compensation
In 2006, the Company adopted the 2006 Stock Option and Incentive Plan or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of March 31, 2017, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2017 was 2,186,424.
Stock option activity for the three months ended March 31, 2017 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,117,918	$0.79-$5.39	$3.10	5.00 years	$1,415,150
Granted	3,000	$3.72	3.72
Exercised	(61,140)	$0.79-$2.00	1.75
Canceled and forfeited	—	—	—
Expired	—	—	—
Outstanding, March 31, 2017	1,059,778	$0.79-$5.39	$3.18	5.12 years	$1,000,757
Exercisable, March 31, 2017	783,153		$2.73		$993,591
Vested and expected to vest, March 31, 2017	1,018,284		$3.13		$999,682
Consolidated stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $48,842 and $27,243, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.
Note 6 – Commitments and contingencies
Letters of Credit
On January 28, 2016, the letter of credit from Enterprise Bank and Trust Company required for collateral with an outstanding performance bond was closed as the Company had met the performance obligations of the bond.
Legal Proceedings
Tecogen is not currently a party to any material litigation arising from its operations, and it is not aware of any pending or threatened litigation against it from its operations that could have a material adverse effect on its business, operating results or financial condition. However, it is a party to a claim in the Superior Court of the Commonwealth of Massachusetts and named as a defendant in a case in the United States District Court for the District of Massachusetts, described below, related to the Merger.
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and Merger Sub were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleges the proposed Merger is subject to certain conflicts of interest; that ADGE’s board failed to protect its shareholders by failing to conduct an auction or market check; that the Exchange Ratio undervalues ADGE’s outstanding shares; that ADGE’s directors breached their fiduciary duties in approving the Merger proposal; that the registration statement on Form S-4 contained material omissions; that Tecogen aided and abetted ADGE’s board’s breaches of its fiduciary duties; and other claims. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

United States District Court Action
On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Tecogen.ADGE Acquisition Corp., and Cassel Salpeter and Co., LLC, as defendants. In the complaint related to the matter, Vardakas claims: that the defendants violated Section 14(a)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 thereunder, in that the Form S-4 registration statement, as amended, filed by Tecogen contained certain material misstatements or omissions related to the valuation analysis in support of the fairness opinion, certain financial projections, and information related to certain conflicts of interest; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors of ADGE breached their fiduciary duties to ADGE’s stockholders related to the merger transactions, including that they failed to take steps to obtain the highest possible consideration for ADGE stockholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling stockholders of ADGE, violated their fiduciary duties to the stockholders of ADGE; and that Mr. George Hatsopoulos, Tecogen.ADGE Acquisition Corp., Cassel Salpeter aided and abetted breaches of fiduciary duties by the directors and officers of ADGE. Vardakas is seeking a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper. As of the date of this report, none of the persons named as defendants in this action have been served with the complaint in the matter.
At this time the Company believes these cases are not material to its financial statements.
Note 7 – Related party transactions and Joint Ventures
The Company has three affiliated companies, namely American DG Energy Inc., or American DG Energy, Ultra Emissions Technologies Ltd, and TTcogen LLC. These companies are related because either several of the major stockholders of those companies, have a significant ownership position in the Company or they joint ventures between Tecogen and other parties. Neither American DG Energy own any shares of the Company, nor does the Company own any shares of American DG Energy.
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
The Company provides office space and certain utilities to American DG Energy based on a monthly rate set at the beginning of each year. This sublease was signed on July 1, 2014 and subsequently amended. The lease will expire on July 1, 2017. The agreement contains an automatic monthly renewal at expiration. In addition, the Company pays certain operating expenses, including benefits and insurance, on behalf of American DG Energy. The Company is reimbursed for these costs. In January of 2017, Tecogen purchased a large quantity of used equipment from American DG Energy for approximately $985,000. Tecogen plans to sell this equipment to specific customers in the coming quarters.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

The Company is accounting for its interest in the JV using the equity method.  Income and losses will be recorded consistent with an agreement between the JV shareholders as to how income and losses will be allocated.  These allocations are consistent with the allocation of cash distributions and liquidating distributions of the JV.  The shareholder agreement calls for Tecogen's investment to be returned before any other shareholder if the venture does not achieve commercialization.  As a result, as of March 31, 2017, Tecogen has not recorded any of the income or losses of the JV.
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
Note 8 - Intangible assets other than goodwill
As of December 31, 2016 and March 31, 2017 the Company has the following amounts related to intangible assets:

	Product Certifications	Patents	Developed Technology	Trademarks	Total
Balance at December 31, 2016
Intangible assets	$544,651	$681,155	$240,000	$17,165	$1,482,971
Less - accumulated amortization	(233,992)	(123,012)	(60,000)	—	(417,004)
	$310,659	$558,143	$180,000	$17,165	$1,065,967

Balance at March 31, 2017
Intangible assets	$582,166	$696,498	240,000	$17,915	$1,536,579
Less - accumulated amortization	(246,830)	(131,002)	(64,000)	—	(441,832)
	$335,336	$565,496	$176,000	$17,915	$1,094,747
The aggregate amortization expense of the Company's intangible assets for the three months ended March 31, 2017 and 2016 was $24,828 and $24,290, respectively.
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

TECOGEN INC.
Notes to Interim Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016

The Company filed a registration statement on Form S-4, which contains a proxy statement of the Company and a prospectus of the Company (the “Registration Statement”), with the Securities and Exchange Commission (the “SEC”). On April 12, 2017, the Registration Statement was declared effective by the SEC, and the Company announced that a special meeting of the Company’s stockholders (the “Special Meeting”) is scheduled to be held on May 18, 2017, at 11 a.m., Eastern Time, at the Company’s principal executive offices at 45 First Avenue, Waltham, Massachusetts 02451, to consider and vote on (1) a proposal to approve the issuance of the shares of common stock, par value $.001 per share, of the Company pursuant to the Agreement and Plan of Merger, dated as of November 1, 2016, as subsequently amended (the “Merger Agreement”), among the Company, Tecogen.ADGE Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and American DG Energy Inc. (“ADGE”), pursuant to which Merger Sub will merge with and into ADGE, with ADGE as the surviving entity such that ADGE will become a wholly-owned subsidiary of the Company (the “Merger”), and (2) a proposal to approve the adjournment or postponement of the Special Meeting, if necessary or appropriate, to solicit additional proxies. Stockholders of record of the Company at the close of business on April 24, 2017, will be entitled to vote by proxy or in person at the Special Meeting. The proxy statement is expected to be mailed to stockholders of record on or about May 4, 2017.
Completion of the Merger is subject to certain conditions, including approval by the Company’s stockholders and other customary closing conditions.
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
Results of Operations
Revenues
Revenues in the first quarter of 2017 were $6,846,767 compared to $5,075,515 for the same period in 2016, an increase of $1,771,252 or 34.9%. Product revenues in the first quarter of 2017 were $2,807,347 compared to $2,266,148 for the same period in 2016, an increase of $541,199 or 23.9%. This increase was the aggregate of an increase in cogeneration sales of $878,665 and a decrease in chiller and heat pump sales, which include the Ilios products, of $337,466. Service revenues in the first quarter of 2017 were $4,039,420 compared to $2,809,367 for the same period in 2016, an increase of $1,230,053 or 43.8%. This increase in the first quarter is the due to an increase in installation activity of $1,056,793 and an increase of $173,260 in service contract revenues.

TECOGEN INC.

Cost of Sales
Cost of sales in the first quarter of 2017 was $3,932,094 compared to $3,356,171 for the same period in 2016, an increase of $575,923, or 17.2%. During the first quarter of 2017 our overall gross profit margin was 42.6% compared to 33.9% for the same period in 2016, an increase of 25.7%. The increase in margins was the direct result of product upgrades and improvements. Management expects growth in sales volume to maintain this gross margin going forward.
Operating Expenses
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the quarter ending March 31, 2017 were $2,208,905 compared to $1,892,220 for the same period in 2016, an increase of $316,685 or 16.7%. The majority of the increase was for the mergers and acquisition activities over the same period this year.
Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the first quarter of 2017 were $447,452 compared to $515,032 for the same period in 2016, a decrease of $67,580 or 13.1%. This difference is due to a higher mix of in-house sales versus representation commissions and lowered public relations fees.
Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ending March 31, 2017 were $180,614 compared to $218,958 for the same period in 2016, a decrease of $38,344 or 17.5%. This decrease was due to the completion of a product development cycle.
Income (Loss) from Operations
Income from operations for the first quarter of 2017 was $77,702 compared to a loss of $906,866 for the same period in 2016, an increase of $984,568. The increase was due to a reduction in cost of goods sold and increased revenues from high margin products and services.
Other Income (Expense), net
Other expense, net for the three months ended March 31, 2017 was $32,915 compared to $39,490 for the same period in 2016. Other income (expense) includes interest income and other expense of $1,213, and interest expense on notes payable of $31,702 for the first quarter of 2017. For the same period in 2016, interest and other income of $2,891 and interest expense was $42,381.
Provision for Income Taxes
The Company did not record any benefit or provision for income taxes for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, the income tax benefits generated from the Company’s net losses have been fully reserved.
Noncontrolling Interest
The loss attributable to the noncontrolling interest was $0 in the three months ended March 31, 2017 as a result of t he Company's acquisition of the noncontrolling interest in May 2016. For the same period in 2016, the loss attributable to the noncontrolling interest was $53,188.
Net Income (Loss)
Net income attributable to Tecogen for the three months ended March 31, 2017 was $44,787 compared to a loss of $893,168 for the same period in 2016, an increase of $937,955. The increase in income was the result of the reduction of cost of goods sold and higher margin product sales.
Liquidity and Capital Resources
Consolidated working capital at March 31, 2017 was $14,538,180 compared to $14,436,452 at December 31, 2016, an increase of $101,728. Included in working capital were cash and cash equivalents of $2,148,753 at March 31, 2017, compared to $3,721,765 in cash and cash equivalents at December 31, 2016, a decrease of $1,573,012. The increase in working capital and decrease in cash was the result of non-cash expense and income for the period.
Cash used in operating activities for the three months ended March 31, 2017 was $1,552,909 compared to $1,151,115 for the same period in 2016. Our accounts receivable balance increased to $9,102,078 at March 31, 2017 compared to $8,630,418 at December 31, 2016, using $471,660 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties decreased by $75,705 providing cash due to timing of billing and collections. Our inventory increased to $6,075,277 as of March 31, 2017 compared to $4,774,264 as of December 31, 2016, an increase of $1,301,013. This increase is primarily due to the purchase of used equipment from American DG. Although lowering inventory is a goal, management expects inventory to vary significantly based on production and customer delivery requirements.

TECOGEN INC.

As of March 31, 2107, the Company's backlog of product and installation projects, excluding service contracts, was $14 million, consisting of $5 million of purchase orders received by us and $9 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Accounts payable increased to $4,011,804 as of March 31, 2017 from $3,367,481 at December 31, 2016, providing $644,323 in cash flow from operations. Accrued expenses decreased to $1,153,864 as of March 31, 2017 from $1,378,258 as of December 31, 2016, using $224,394 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.
During the first three months of 2017, our investing activities used $126,938 of cash and included purchases of property and equipment of $73,330, expenditures related to intangible assets of $53,608.
During the first three months of 2017, our financing activities included $106,835 in proceeds from the exercise of stock options.
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

TECOGEN INC.

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
In connection with the material weaknesses referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. During the period ended March 31, 2017, no changes have been made to the Company's process.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On or about February 6, 2017, Tecogen was served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of American DG Energy ("ADGE"). The complaint names Tecogen as a defendant, along with ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, and ADGE.Acquisition Corp. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleges that the proposed Merger is subject to certain conflicts of interest; that the Exchange Ratio undervalues ADGE's outstanding shares; that Tecogen’s registration statement on Form S-4 contained material omissions and that Tecogen aided and abetted ADGE's board of directors breaching of their fiduciary duties. Among other things, the complaint also alleged that ADGE's board failed to protect their stockholders by failing to conduct an auction or market check and that ADGE's directors breached their fiduciary duties in approving the Merger proposal. The plaintiff is seeking preliminary and permanent injunctions related to the Merger, rescissory damages, compensatory damages, accounting, and other relief.
The May action is in its earliest stages. The state court denied May's motion for expedited discovery. The defendants have not yet answered or otherwise responded to the complaint, and May has not yet filed a motion for injunctive relief.
On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other shareholders of ADGE, naming Tecogen as a defendant, along with ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen.ADGE Acquisition Corp., and Cassel Salpeter & Co., LLC. Among other things, the complaint alleges (1) the merger is the result of a flawed and conflicted sales process and that the Exchange Ratio undervalues ADGE’s outstanding shares and (2) Tecogen's registration statement on Form S-4 contains materially incomplete and misleading information concerning: (a) the financial analyses performed by ADGE’s  financial advisor, (b) financial projections for ADGE and Tecogen, and (c) conflicts of interest in the sales process.  The complaint also asserts that defendants violated Section 14(a)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 14a-9 thereunder, as a result of the alleged materially incomplete and misleading information; that the directors and officers of ADGE have control person liability for the alleged material misstatements and omissions pursuant to Section 20(a) of the Exchange Act; that the directors of ADGE breached their fiduciary duties to ADGE’s stockholders related to the merger, including that they failed to take steps to obtain the highest possible consideration for ADGE shareholders in the transaction; that Mr. John Hatsopoulos and Mr. George Hatsopoulos, acting in concert and as a group, as controlling shareholders of ADGE, violated their fiduciary duties to the shareholders of ADGE; and that Mr. George Hatsopoulos, Tecogen.ADGE Acquisition Corp., and ADGE’s financial advisor aided and abetted breaches of fiduciary duties by the directors and officers of ADGE.  Vardakas is seeking to certify a class action, a preliminary injunction, damages, costs and disbursements, including reasonable attorneys’ fees, and such other relief as the court deems just and proper.
The Vardakas action is in its earliest phase. The defendants have not yet answered or otherwise responded to the complaint, and Vardakas has not yet filed a motion for injunctive relief.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen, Inc. and Tecogen.ADGE Acquisition Corp.(k)
2.2	Amendment 1 to the Agreement and Plan of Merger, dated as of March 23, 2017, by and among registrant, American DG Energy Inc. and Tecogen.ADGE Acquisition Corp.(k)
3.1	Amended and Restated Certificate of Incorporation.(a)
3.2	Amended and Restated Bylaws.(a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement.(b)
4.3+	Form of Stock Option Agreement.(a)
4.5	Warrant to Subscribe for Shares between Ultra Emissions Technology, Ltd and registrant.(m)
4.6	Tecogen Ultratek Warrant signed August 2, 2016.(j)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC dated Jan 16, 2013.(a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.26	Tecogen 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014.(e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015.(e)
10.36	Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016.(g)
10.37	Tedom Joint Venture Agreement dated May 19, 2016. (h)
10.38	Tedom Joint Venture LLC Agreement dated May 19, 2016. (h)
10.39	Form of a Warrant Amendment dated June 27, 2016.(i)
10.40+	Employment Agreement dated December 1, 2016 between registrant and David A. Garrison. (l)
21.1	List of Subsidiaries. (k)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

(g)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2016.

(h)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on May 24, 2016.

(i)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on June 30, 2016.

(j)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on August 8, 2016.

(k)	incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-215231), as amended, originally filed with the SEC on December 21, 2016.

(l)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on December 2, 2016.

(m)	Incorporated by reference to the registrant's Annual Report on Form 10-K, as filed with the SEC on March 29, 2016.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 11, 2017.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David A. Garrison
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)