Form 10-Q
period 2017-09-30
TECOGEN INC.
filed 2017-11-09
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, October 31, 2017
Common Stock, $0.001 par value	24,724,392

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,077,047	$3,721,765
Accounts receivable, net	11,094,287	8,630,418
Unbilled revenue	3,063,089	2,269,645
Inventory, net	6,118,835	4,774,264
Due from related party	496,655	260,988
Prepaid and other current assets	742,701	401,876
Total current assets	23,592,614	20,058,956
Property, plant and equipment, net	15,502,974	517,143
Intangible assets, net	2,430,178	1,065,967
Excess of cost over fair value of net assets acquired	12,602,409	—
Goodwill	40,870	40,870
Other assets	2,462,870	2,058,425
TOTAL ASSETS	$56,631,915	$23,741,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,356,449	$3,367,481
Accrued expenses	1,676,307	1,378,258
Deferred revenue	1,477,124	876,765
Loan due to related party	850,000	—
Interest payable, related party	39,403	—
Total current liabilities	9,399,283	5,622,504
Long-term liabilities:
Deferred revenue, net of current portion	386,494	459,275
Senior convertible promissory note, related party	3,149,086	3,148,509
Unfavorable contract liability	10,358,283	—
Total liabilities	23,293,146	9,230,288
Commitments and contingencies (Note 9)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,724,392 and 19,981,912 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24,724	19,982
Additional paid-in capital	56,081,026	37,334,773
Accumulated other comprehensive loss-investment securities	(184,998)	—
Accumulated deficit	(23,065,226)	(22,843,682)
Total Tecogen Inc. stockholders’ equity	32,855,526	14,511,073
Noncontrolling interest	483,243	—
Total stockholders’ equity	33,338,769	14,511,073
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,631,915	$23,741,361
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Revenues
Products	$2,425,616	$2,850,901
Services	4,519,467	3,765,554
Energy production	1,556,115	—
Total revenues	8,501,198	6,616,455
Cost of sales
Products	1,538,515	1,715,462
Services	2,981,454	2,126,175
Energy production	723,198	—
Total cost of sales	5,243,167	3,841,637
Gross profit	3,258,031	2,774,818
Operating expenses
General and administrative	2,427,352	2,003,838
Selling	503,415	367,412
Research and development	241,725	154,075
Total operating expenses	3,172,492	2,525,325
Income from operations	85,539	249,493
Other income (expense)
Interest and other income	14,849	3,914
Interest expense	(45,242)	(45,539)
Total other expense, net	(30,393)	(41,625)
Consolidated net income	55,146	207,868
Income attributable to the noncontrolling interest	(27,935)	—
Net income attributable to Tecogen Inc.	27,211	207,868
Other comprehensive income - unrealized gain on securities	39,361	—
Comprehensive income	$66,572	$207,868

Net income per share - basic	$0.00	$0.01
Net income per share - diluted	$0.00	$0.01
Weighted average shares outstanding - basic	24,720,613	19,640,812
Weighted average shares outstanding - diluted	24,930,624	20,229,120

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenues
Products	$8,349,159	$7,525,909
Services	12,259,037	9,853,369
Energy production	2,330,307	—
Total revenues	22,938,503	17,379,278
Cost of sales
Products	5,261,245	5,035,230
Services	7,464,193	5,746,992
Energy production	1,053,741	—
Total cost of sales	13,779,179	10,782,222
Gross profit	9,159,324	6,597,056
Operating expenses
General and administrative	7,042,500	5,898,230
Selling	1,558,378	1,217,533
Research and development	641,064	524,696
Total operating expenses	9,241,942	7,640,459
Loss from operations	(82,618)	(1,043,403)
Other income (expense)
Interest and other income	21,033	9,575
Interest expense	(115,026)	(131,973)
Total other expense, net	(93,993)	(122,398)
Consolidated net loss	(176,611)	(1,165,801)
(Income) loss attributable to the noncontrolling interest	(44,933)	64,962
Net loss attributable to Tecogen Inc.	(221,544)	(1,100,839)
Other comprehensive loss - unrealized loss on securities	(184,998)	—
Comprehensive loss	$(406,542)	$(1,100,839)

Net loss per share - basic and diluted	$(0.01)	$(0.06)
Weighted average shares outstanding - basic and diluted	22,643,406	19,071,497

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(176,611)	$(1,165,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	402,939	198,766
Provision (recovery) of inventory reserve	43,609	(90,000)
Stock-based compensation	138,329	117,065
Non-cash interest expense	577	37,923
Loss on sale of assets	2,909	640
Provision (recovery) for losses on accounts receivable	8,000	(6,000)
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Short term investments	—	294,802
Accounts receivable	(1,908,655)	(2,664,462)
Unbilled revenue	(776,365)	(1,024,276)
Inventory, net	(1,279,847)	714,896
Due from related party	(236,971)	744,266
Prepaid expenses and other current assets	(18,673)	(100,398)
Other non-current assets	(32,251)	—
Increase (decrease) in:
Accounts payable	1,641,206	(279,196)
Accrued expenses and other current liabilities	(233,824)	122,809
Deferred revenue	407,379	184,103
Interest payable, related party	21,378	—
Net cash used in operating activities	(1,996,871)	(2,914,863)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(315,205)	(130,499)
Purchases of intangible assets	(34,551)	(71,223)
Cash acquired in acquisition	971,454	—
Cash paid for investment in Ultra Emissions Technologies Ltd	—	(2,000,000)
Payment of stock issuance costs	(367,101)	—
Distributions to noncontrolling interest	(31,362)	—
Net cash provided by (used in) investing activities	223,235	(2,201,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand notes payable, related party	—	150,000
Payment of stock issuance costs	—	(28,548)
Proceeds from debt issuance costs	—	(2,034)
Proceeds from the exercise of stock options	128,918	312,698
Proceeds from exercise of warrants	—	2,700,000
Net cash provided by financing activities	128,918	3,132,116
Net decrease in cash and cash equivalents	(1,644,718)	(1,984,469)
Cash and cash equivalents, beginning of the period	3,721,765	5,486,526
Cash and cash equivalents, end of the period	$2,077,047	$3,502,057

TECOGEN INC.

Supplemental disclosures of cash flows information:
Cash paid for interest	$95,550	$94,049
Exchange of stock for non-controlling interest in Ilios	$—	$330,852
Issuance of stock to acquire American DG Energy	$18,745,007	$—
Issuance of Tecogen stock options in exchange for American DG Energy options	$114,896	$—

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
The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast. The Company's common stock is listed on NASDAQ under the ticker symbol TGEN.
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger (see Note 3. "Acquisition of American DG Energy Inc.").
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries American DG Energy Inc. and Ilios Inc. and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51.0% interest. Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.
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
Significant New Accounting Standards or Updates Not Yet Effective
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2018, and has engaged an outside expert to assist with the evaluation of the impact of this accounting standard update on its consolidated financial statements and its implementation.
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

Note 2. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to stockholders	$27,211	$207,868	$(221,544)	$(1,100,839)
Weighted average shares outstanding - Basic	24,720,613	19,640,812	22,643,406	19,071,497
Basic income (loss) per share	$0.00	$0.01	$(0.01)	$(0.06)
Weighted average shares outstanding - Diluted	24,930,624	20,229,120	22,643,406	19,071,497
Diluted income (loss) per share	$0.00	$0.01	$(0.01)	$(0.06)
Anti-dilutive shares underlying stock options outstanding			235,736	1,130,158
Anti-dilutive convertible debentures			889,830	889,830
Anti-dilutive warrants outstanding			250,000	250,000

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

We have included the financial results of ADGE in our condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2017, ADGE contributed $1,556,115 and $2,330,307 to our total revenues and $832,917 and $1,276,566 to our gross profit, respectively.

Acquisition related costs included in general and administrative expenses totaled $37,445 and $374,042, respectively for the three and nine months ended September 30, 2017. Stock issuance related costs totaling $367,101 were netted against additional paid in capital during the nine months ended September 30, 2017.

The merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. Subject to the terms and conditions of the merger agreement, at the

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Consideration
Tecogen common stock - 4,662,937 shares	$18,745,007
Assumed fully vested equity awards	114,896
$18,859,903

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$1,551,590
Inventory	108,333
Prepaid and other current assets	358,628
Property, plant and equipment	15,430,250
Investment securities	519,568
Identifiable intangibles assets	1,456,166
Financial liabilities	(1,857,859)
Unfavorable contract liability	(10,838,571)
Other liabilities	(939)
Total identifiable net assets	6,727,166
Noncontrolling interest in American DG New York, LLC	(469,672)
Excess of cost over fair value of net assets acquired	12,602,409
$18,859,903
Amounts recognized in respect of inventory, property, plant and equipment, identifiable intangible assets, unfavorable contract liability and noncontrolling interest are provisional, pending completion of the necessary valuations and analysis.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Pro Forma Financial Information
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

	Nine months ended September 30,
	2017	2016
Total revenues	$25,030,586	$21,240,102
Net income (loss)	(998,323)	(2,236,396)
Basic earnings (loss) per share	(0.04)	(0.09)
Diluted earnings (loss) per share	(0.04)	(0.09)

     One-time acquisition-related expenses related to the merger incurred during the three-month and nine-month periods ended September 30, 2017 are not included in the unaudited pro forma financial information as they are not expected to have a continuing impact on the consolidated results.

The unaudited pro forma financial information does not include the revenues or results of operations of a subsidiary previously owned and consolidated by American DG Energy as that subsidiary was disposed of in 2016 prior to the acquisition by Tecogen and was considered to be a discontinued operation by American DG Energy. Additionally, the unaudited pro forma financial information does not include a gain recognized on deconsolidation of that same subsidiary by American DG Energy and an amount of interest cost related to American DG Energy's long-term debt which was extinguished contemporaneously with the disposition of the subsidiary.

Note 4. Property, Plant and Equipment

Property, plant and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2017	December 31, 2016
Energy systems	1 - 15 years	$12,823,745	$—
Machinery and equipment	5 - 7 years	1,127,264	1,009,893
Furniture and fixtures	5 years	103,971	141,874
Computer software	3 - 5 years	196,417	102,415
Leasehold improvements	*	440,519	437,341
		14,691,916	1,691,523
Less - accumulated depreciation and amortization		(2,017,401)	(1,174,380)
		12,674,515	517,143
Construction in progress		2,828,459	—
		$15,502,974	$517,143
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2017 and 2016 was $425,911 and $751,960, and $42,084 and $125,255, respectively.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Intangible Assets and Liabilities Other Than Goodwill and Excess of Cost Over Fair Value of Net Assets Acquired

As of September 30, 2017 and December 31, 2016 the Company had the following amounts related to intangible assets and liabilities other than goodwill and excess of cost over fair value of net assets acquired:

	September 30, 2017			December 31, 2016
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$602,202	$(272,503)	$329,699	$544,651	$(233,992)	$310,659
Patents	656,105	(146,983)	509,122	681,155	(123,012)	558,143
Developed technology	240,000	(72,000)	168,000	240,000	(60,000)	180,000
Trademarks	19,215	—	19,215	17,165	—	17,165
Favorable contract asset	1,456,166	(52,024)	1,404,142	—	—	—
	$2,973,688	$(543,510)	$2,430,178	$1,482,971	$(417,004)	$1,065,967

Intangible liability
Unfavorable contract liability	$10,838,571	$(480,288)	$10,358,283	$—	$—	$—
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the nine months ended September 30, 2017 and 2016 was $74,482 and $73,511, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the nine months ended September 30, 2017 and 2016 was $428,264 and $-0-, respectively.

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

In determining the estimate of fair value of ADGE’s customer contracts, the measure of at market, and thus the baseline to measure the amount related to any of the off market terms or conditions with respect to the contracts, was considered best determined, given the nature of the services provided under the contracts, by utilizing a benchmark level of margin, in this case 35% of revenue which is consistent with the average return on revenue of US investor owned public utilities. It is believed that a market participant would have utilized a similar margin in arriving at a buy price for the contract(s).

Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term. Aggregate future amortization over the next five years is estimated to be as follows:

Year 1	$(993,749)
Year 2	(911,514)
Year 3	(847,307)
Year 4	(858,084)
Year 5	(840,273)

Note 6. Goodwill and Excess of Cost Over Fair Value of Net Assets Acquired

Changes in the carrying amount of goodwill and excess of cost over fair value of net assets acquired were as follows:

	Goodwill	Excess of cost over fair value of net assets acquired
Balance at December 31, 2016	$40,870	$—
Acquisitions	—	12,602,409
Balance at September 30, 2017	$40,870	$12,602,409

Excess of cost over fair value of net assets acquired at September 30, 2017 has not as of yet been allocated to the respective segments pending completion of the necessary analysis.

Note 7. Stock-Based Compensation

Stock-Based Compensation
The Company adopted the 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of September 30, 2017, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2017 was 2,250,536.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity for the nine months ended September 30, 2017 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share		Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,117,918	$0.79-$5.39		$3.10	5.00 years	$1,415,150
Granted	45,000	$3.22-$3.72		3.35
Assumed in merger	156,124	$3.15-$30.33	—	10.35
Exercised	(79,543)	$0.79-$2.00		1.62
Canceled and forfeited	(106,112)	$2.60-$30.33		9.67
Outstanding, September 30, 2017	1,133,387	$0.79-$25.11		$3.62	5.25 years	$484,535
Exercisable, September 30, 2017	883,631			$3.42		$201,957
Vested and expected to vest, September 30, 2017	1,095,925			$3.59		$605,063
Consolidated stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $138,329 and $117,065, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2017 by level within the fair value hierarchy.

September 30, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$334,570	$—	$—	$334,570	$(184,998)
Total recurring fair value measurements	$334,570	$—	$—	$334,570	$(184,998)

The Company utilizes a Level 3 category fair value measurement to value its investment in EuroSite Power as an available-for-sale security at period end. That measurement is determined by management based on the lowest closing sales price in a 15 day trading period prior to period end.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes changes in level 3 assets which are comprised of available-for-sale securities for the period:

Fair value at acquisition on May 18, 2017	$519,568
Unrealized loss recognized in other comprehensive loss	(184,998)
Fair value at September 30, 2017	$334,570

Note 9. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at September 30, 2017 of approximately $301,000 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $10,000 which is recorded as liability in the accompanying financial statements.
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
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion papers, defendants contend that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim. Defendants also assert that

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

if the Federal Securities Law Claims are dismissed, the district court must also dismiss the State Law Claims because it would lack subject matter jurisdiction. The parties are awaiting a decision from the court.
The Company believes that the lawsuit is without merit and intends to defend vigorously. The Amended Complaint does not specify the amount of damages claimed and the likelihood of an unfavorable outcome is not reasonably estimable.
Note 10. Related Party Transactions
The Company has two affiliated companies, namely Ultra Emissions Technologies Ltd, and TTcogen LLC. These companies are related because either several of the major stockholders of those companies have a significant ownership position in the Company or they are joint ventures between Tecogen and other parties.
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

The JV is expected to have losses as it performs the necessary research and development with the Ultera technology. The Company accounts for its interest in the JV using the equity method.  Income and losses will be recorded consistent with an agreement between the JV shareholders as to how income and losses will be allocated.  These allocations are consistent with the allocation of cash distributions and liquidating distributions of the JV.  The shareholder agreement calls for Tecogen's investment to be returned before any other shareholder if the venture does not achieve commercialization.  As a result, as of September 30, 2017, Tecogen has not recorded any of the losses of the JV as the cumulative losses of the JV have not exceeded the other owners' investments to date. As of September 30, 2017, $94,777 is due to Tecogen from Ultratek.
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

The Company accounts for its interest in TTcogen's operations using equity method accounting. Any initial operating losses of TTcogen are to be borne and funded by Tedom. To the extent any such losses are borne and funded solely by Tedom, the

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Company will not recognize any portion of such losses given the Company does not guarantee the obligations of the joint venture nor is it committed to provide funding to the joint venture. As of period ending September 30, 2017, $391,618 is due to Tecogen from TTcogen.

On September 22, 2017, the Company provided written notice to Tedom and Tedom USA Inc., a Delaware subsidiary of Tedom (“Tedom USA”) in exercise of its rights under the Join Venture Agreement dated May 19, 2016 ("JVA") and its corresponding LLC Operating Agreement ("LLC Operating Agreement"), of the immediate termination of the JVA and LLC Operating Agreement. This notice begins the dissolution process under the LLC Operating Agreement. The termination notice was the result of a material and incurable breach of certain provisions thereunder by Tedom and/or Tedom USA. The Company intends to work together with Tedom to come to an amicable decision to create a new path forward for TTcogen and the relationship between the Company and Tedom and/or facilitate an amicable wind up of TTcogen's affairs as provided for in the LLC Operating Agreement and in accordance with the terms therewith.

Note 11. Segments
As of September 30, 2017, the Company was organized into two operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 3. “Acquisition of American DG Energy Inc.”), the Company’s operations were comprised of a single segment.The following table presents information by reportable segment for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended September 30, 2017

Revenue - external customers	$6,945,083	$1,556,115	$—	$8,501,198
Intersegment revenue	250,525	—	(250,525)	—
Total revenue	7,195,608	1,556,115	(250,525)	8,501,198
Gross profit	2,425,114	832,917	—	3,258,031
Identifiable assets	19,179,530	16,028,115	21,424,270	56,631,915

Three months ended September 30, 2016

Revenue - external customers	$6,616,455	$—	$—	$6,616,455
Intersegment revenue	—	—	—	—
Total revenue	6,616,455	—	—	6,616,455
Gross profit	2,774,818	—	—	2,774,818
Identifiable assets	15,112,139	—	8,078,531	23,190,670

Nine months ended September 30, 2017

Revenue - external customers	$20,608,196	$2,330,307	$—	$22,938,503
Intersegment revenue	442,343	—	(442,343)	—
Total revenue	21,050,539	2,330,307	(442,343)	22,938,503
Gross profit	7,882,758	1,276,566	—	9,159,324
Identifiable assets	19,179,530	16,028,115	21,424,270	56,631,915

Nine months ended September 30, 2016

Revenue - external customers	$17,379,278	$—	$—	$17,379,278
Intersegment revenue	—	—	—	—
Total revenue	17,379,278	—	—	17,379,278
Gross profit	6,597,056	—	—	6,597,056
Identifiable assets	15,112,139	—	8,078,531	23,190,670

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets. Excess of cost over fair value of net assets acquired at September 30, 2017 has not as of yet been allocated to the respective segments pending completion of the necessary analysis.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Subsequent Events
By unanimous written consent on October 24, 2017, the shareholders of Tecogen Inc.'s (the "Company") joint venture, Ultra Emissions Technologies S.ar.L, ("Ultratek"), voted to dissolve Ultratek, thus terminating the joint venture agreement dated December 28, 2015 and the license agreement between the Company and Ultratek, dated December 28, 2015. This joint venture agreement and license agreement is described in its entirety on the Company's Form 8-K that was filed with the Securities and Exchange Commission on December 31, 2015.

Pursuant to the unanimous shareholder consent dissolving Ultratek, the Company will be receiving its full $2,000,000 investment into Ultratek back upon the completion of the liquidation process. Further, upon termination of the license agreement all intellectual property immediately reverts back to the Company. The Company has also agreed to purchase all of the assets of Ultratek upon dissolution, including new intellectual property that Ultratek developed, for a total purchase price of $400,000.

The Company has evaluated subsequent events through the date of this filing and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

With the acquisition of American DG Energy Inc., or American DG or ADGE, on May 18, 2017, we now also sell energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a standard term of 10 to 15 years). Our typical sales model is to own and install energy systems in our customers’ buildings and sell the energy produced by those systems back to the customers at a cost set by a negotiated formula in our customer contracts. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of September 30, 2017, we had 93 energy systems operational.

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

Results of Operations

Third Quarter of 2017 Compared to Third Quarter of 2016

Revenues

Total revenues in the third quarter of 2017 were $8,501,198 compared to $6,616,455 for the same period in 2016, an increase of $1,884,743 or 28.5%.

Segment 1 - Product and Services

Product revenues in the third quarter of 2017 were $2,425,616 compared to $2,850,901 for the same period in 2016, a decrease of $425,285 or 14.9%. This decrease was the aggregate of a decrease in cogeneration sales of $797,528 and an increase in chiller and heat pump sales of $372,243. Service revenues in the third quarter of 2017 were $4,519,467 compared to $3,765,554 for the same period in 2016, an increase of $753,913 or 20.0%. This increase in the third quarter is due to an increase in installation activity of $757,554 and a decrease of $3,641 in service contract revenues.

Segment 2 - Energy Production

Energy production revenues in the third quarter of 2017 were $1,556,115, which represents energy revenues earned for the entire quarter as American DG Energy was acquired during Q2 2017.

Cost of Sales

Cost of sales in the third quarter of 2017 was $5,243,167 compared to $3,841,637 for the same period in 2016, an increase of $1,401,530, or 36.5%.

Segment 1 - Product and Services

Cost of sales for product and services in the third quarter of 2017 was $4,519,969 compared to $3,841,637 for the same period in 2016, an increase of $678,332 or 17.7%. During the third quarter our overall gross margin was 34.9% compared to 41.9% for the same period in 2016, a decrease of 16.7%. This decrease is due to a change in product mix.

Segment 2 - Energy Production

Cost of sales for energy production in the third quarter of 2017 was $723,198 which represents the cost associated with energy revenues earned during the quarter. During this period our gross margin for energy production was 53.5%.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses in the quarter ending September 30, 2017 were $2,427,352 compared to $2,003,838 for the same period in 2016, an increase of $423,514 or 21.1%. The increase was due to increased costs from the addition of American DG Energy's operations.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2017 were $503,415 compared to $367,412 for the same period in 2016, an increase of $136,003 or 37.0%. This difference is due to a larger sales force and increased public relations and trade show costs.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ending September 30, 2017 were $241,725 compared to $154,075 for the same period in 2016, an increase of $87,650 or 56.9%. This increase was due to the Company's cost sharing in connection with a research and development grant, which pertains to the potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

Income from Operations

Income from operations for the third quarter of 2017 was $85,539 compared to $249,493 for the same period in 2016, a decrease of $163,954. The decrease was a result of lower margins due to change in product mix. Income for the third quarter of 2017 included one-time merger related expenses of $37,445 and depreciation and amortization expense on the energy producing sites of $160,061.

Other Income (Expense), net

Other expense, net for the three months ended September 30, 2017 was $30,393 compared to $41,625 for the same period in 2016. Other income (expense) includes interest and other income of $14,849, and interest expense on notes payable of $45,242 for the third quarter of 2017. For the same period in 2016, interest and other income was $3,914 and interest expense was $45,539.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $27,935 for the three months ended September 30, 2017 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Income Attributable to Tecogen Inc.

Net income attributable to Tecogen for the three months ended September 30, 2017 was $27,211 compared to $207,868 for the same period in 2016, a decrease of $180,657, year over year. The decrease was the result of a change in product mix.

Other Comprehensive Income

The unrealized gain on securities of $39,361 for the third quarter of 2017 represents a market fluctuation impacting the fair value of American DG Energy's remaining common stock ownership in its former partially owned subsidiary, EuroSite Power Inc. as of September 30, 2017.

First Nine Months of 2017 Compared to First Nine Months of 2016

Revenues

Total revenues for the first nine months of 2017 were $22,938,503 compared to $17,379,278 for the same period in 2016, an increase of $5,559,225 or 32.0%.

Segment 1 - Product and Services

Product revenues in the first nine months of 2017 were $8,349,159 compared to $7,525,909 for the same period in 2016, an increase of $823,250 or 10.9%. This increase was the net of an increase in cogeneration sales of $648,863 and an increase in chiller and heat pump sales of $174,387. Service revenues for the first nine months of 2017 were $12,259,037 compared to $9,853,369 for the same period in 2016, an increase of $2,405,668 or 24.4%. This increase in the first nine months of 2017 is due to an increase in installation activity of $2,095,758 and an increase of $309,910 in service contract revenues.

Segment 2 - Energy Production

Energy production revenues in the first nine months of 2017 were $2,330,307, which represents energy revenues earned from May 19, 2017, the date after acquisition of American DG Energy through September 30, 2017.

Cost of Sales

Cost of sales for the first nine months of 2017 was $13,779,179 compared to $10,782,222 for the same period in 2016, an increase of $2,996,957, or 27.8%.

TECOGEN INC.

Segment 1 - Product and Services

Cost of sales for product and services in the first nine months of 2017 was $12,725,438 compared to $10,782,222 for the same period in 2016, an increase of $1,943,216 or 18.0%. During the first nine months of 2017, our product and services gross margin was 38.3% compared to 38.0% for the same period in 2016, a 0.8% improvement. The increase in margin was a result of material cost savings in production and ongoing product development. Product gross margin for the first nine months of 2017 was 37.0% compared to 33.1% for the same period in 2016, a 11.8% improvement. Service gross margin for the first nine months of 2017 was 39.1% compared to 41.7%, a decrease of 6.2% due to normal fluctuations in cost.

Segment 2 - Energy Production

Cost of sales for energy production in the first nine months of 2017 was $1,053,741 which represents the cost associated with energy revenues earned from May 19, 2017, the date after acquisition of American DG Energy through September 30, 2017; this represents approximately 42% of the second quarter's revenue plus the entire third quarter's revenue for American DG Energy. During this period our gross margin for energy production was 54.8%; higher than expected, due to seasonality and a retroactive rate change which reduced fuel costs.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2017 were $7,042,500 compared to $5,898,230 for the same period in 2016, an increase of $1,144,270 or 19.4%. The increase was mainly due to a combination of costs incurred in connection with the merger and related litigation as well as increased costs from the addition of American DG Energy's operations.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2017 were $1,558,378 compared to $1,217,533 for the same period in 2016, an increase of $340,845 or 28.0%. This difference is due to the mix of in-house sales versus representation commissions and increased public relations and trade show costs.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2017 were $641,064 compared to $524,696 for the same period in 2016, an increase of $116,368 or 22.2%. This increase was due to the Company's cost sharing in connection with a research and development grant in process.

Loss from Operations

Loss from operations for the nine months ended September 30, 2017 was $82,618 compared to a loss of $1,043,403 for the same period in 2016, an improvement of $960,785. The improvement was due to increased product and services revenues, as well as the addition of our energy production revenue stream. The loss for the nine months ended September 30, 2017 included one-time merger related expenses of $156,298 and depreciation and amortization expense of $402,939.

Other Income (Expense), net

Other expense, net for the nine months ended September 30, 2017 was $93,993 compared to $122,398 for the same period in 2016. Other income (expense) includes interest and other income of $21,033, and interest expense on notes payable of $115,026 for the nine months ended September 30, 2017. For the same period in 2016, interest and other income was $9,575 and interest expense was $131,973.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $44,933 for the nine months ended September 30, 2017 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2016, the loss attributable to the noncontrolling interest was $64,962 which was the result of Tecogen's ownership in its former partially owned subsidiary Ilios Inc.

TECOGEN INC.

Net Loss Attributable to Tecogen Inc.

Net loss attributable to Tecogen for the nine months ended September 30, 2017 was $221,544 compared to a loss of $1,100,839 for the same period in 2016, an improvement of $879,295. The improvement was the result of the Company's merger with American DG Energy in addition to 10.9% growth in product revenue and 24.4% growth in services revenue.

Other Comprehensive Loss

The unrealized loss on securities of $184,998 for the nine months ended September 30, 2017 represents the market fluctuation impacting the fair value of American DG Energy's remaining common stock ownership in its former partially owned subsidiary, EuroSite Power Inc. as of September 30, 2017.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2017 was $14,193,331 compared to $14,436,452 at December 31, 2016, a decrease of $243,121. Included in working capital were cash and cash equivalents of $2,077,047 at September 30, 2017, compared to $3,721,765 in cash and cash equivalents at December 31, 2016, a decrease of $1,644,718. The decrease in working capital and cash was the result of longer collection periods and pre-buying for production.

Cash used in operating activities for the nine months ended September 30, 2017 was $1,996,871 compared to $2,914,863 for the same period in 2016. Our accounts receivable balance increased to $11,094,287 at September 30, 2017 compared to $8,630,418 at December 31, 2016, using $1,908,655 of cash due to timing of billing, shipments, and collections. In addition, amounts due from related parties increased by $236,971 using cash due to timing of billing and collections. Our inventory increased to $6,118,835 as of September 30, 2017 compared to $4,774,264 as of December 31, 2016, an increase of $1,344,571. This increase is due to increased product sales as well as the purchase of used equipment from American DG. Although lowering inventory is a goal, management expects inventory to vary significantly based on production and customer delivery requirements.

As of September 30, 2017, the Company's backlog of product and installation projects, excluding service contracts, was $14.5 million, consisting of $11.5 million of purchase orders received by us and $3.0 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Accounts payable increased to $5,356,449 as of September 30, 2017 from $3,367,481 at December 31, 2016, including $369,913 from the ADGE acquisition, providing $1,641,206, in cash flow from operations. Accrued expenses increased to $1,676,307 as of September 30, 2017, including $531,617 from the ADGE acquisition, from $1,378,258 as of December 31, 2016, providing $233,824 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.

During the first nine months of 2017, our investing activities provided $223,235 of cash and included the acquisition of American DG Energy cash through merger of $971,454, offset by purchases of property and equipment of $315,205, expenditures related to intangible assets of $34,551 and cash paid for certain expenses associated with the merger of $367,101.

During the first nine months of 2017, our financing activities included $128,918 in proceeds from the exercise of stock options.

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
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officers and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective due to material weaknesses with respect to a small number of individuals dealing with general controls over information technology and inadequate controls over revenue recognition with respect to the Company's recently acquired subsidiary, American DG Energy Inc. Management will continue to evaluate the above weaknesses. The Company is taking certain steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
During the second and third quarters of 2017 and in connection with the acquisition of American DG Energy Inc. the Company augmented its capabilities with respect to application and implementation of generally accepted accounting principles as it relates to complex transactions and the related financial reporting requirements through modifications to financial management including a new Chief Accounting Officer. Such modifications also included securing timely access to and involvement of individuals with a high level of training and expertise with respect to complex accounting and financial reporting matters.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and Merger Sub were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleged class action claims arising out of the proposed Merger, as described in Note 3. On May 31, 2017, May voluntarily dismissed the action and consolidated his claims with the pending federal action in the United States District Court for the District of Massachusetts. If the complaint in the federal court is dismissed, it is possible that May or another plaintiff will recommence an action in state court with similar claims to those asserted by May.

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
On May 18, 2017, ADGE’s and Tecogen’s shareholders approved the Merger.
Following the consummation of the Merger (and the appointment of May, from the Massachusetts Superior Court Action, as lead plaintiff), Vardakas filed an Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint discontinued the claims against Cassel Salpeter & Co., LLC but asserted against the remaining defendants claims under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9; claims against certain defendants for control person liability under § 20(a) of the Exchange Act (collectively, the “Federal Securities Law Claims”); and common law claims for breach of fiduciary duty and aiding and abetting (the “State Law Claims”). The Federal Securities Law Claims allege, in substance, that defendants made material nondisclosure in the proxy statement about the process leading to the Merger and about the fairness opinion relied upon by ADGE’s Board of Directors in recommending the Merger to shareholders. The State Law Claims assert, in substance, that defendants breached their fiduciary duties in negotiating and approving the Merger, which, plaintiff claims, deprived ADGE’s non-affiliated shareholders of fair value for their shares.
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion papers, defendants contend that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim. Defendants also assert that if the Federal Securities Law Claims are dismissed, the district court must also dismiss the State Law Claims because it would lack subject matter jurisdiction. The parties are awaiting a decision from the court.
The Company believes that the lawsuit is without merit and intends to defend vigorously. The Amended Complaint does not specify the amount of damages claimed and the likelihood of an unfavorable outcome is not reasonably estimable.
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

TECOGEN INC.

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

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated November 1, 2016, among the Company, Tecogen, Inc. and Tecogen.ADGE Acquisition Corp.(q)
2.2	Amendment 1 to the Agreement and Plan of Merger, dated as of March 23, 2017, by and among registrant, American DG Energy Inc. and Tecogen.ADGE Acquisition Corp.(r)
3.1	Amended and Restated Certificate of Incorporation.(a)
3.2	Amended and Restated Bylaws.(a)
4.1	Specimen Stock Certificate of Tecogen, Inc. (a)
4.2	Form of Restricted Stock Purchase Agreement.(b)
4.3+	Form of Stock Option Agreement.(a)
4.5	Warrant to Subscribe for Shares between Ultra Emissions Technology, Ltd and registrant.(m)
4.6	Tecogen Ultratek Warrant signed August 2, 2016.(j)
10.1	Form of Line of Credit Agreement Between American DG Energy and Mr. John Hatsopoulos, dated December 22, 2016.(p)
10.8	Second Amendment to Lease between Atlantic-Waltham Investment II, LLC dated Jan 16, 2013.(a)
10.21	Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP. (a)
10.26	Tecogen 2006 Stock Incentive Plan, as amended on January 24, 2014 with stockholder approval on July 15, 2014.(e)
10.27	Non-Revolving Line of Credit Agreement between the Company and John N. Hatsopoulos, dated June 15, 2015.(e)
10.31	Joint Venture Shareholder Agreement between Tecogen Inc. and Ultra Emissions Technology Limited, dated December 28, 2015. (n)
10.32	License Agreement between Tecogen Inc. and Ultra Emissions Technology Limited, dated December 28, 2015. (n)
10.33	Form of Subscription Agreement between Tecogen and the several investors purchasing shares of Tecogen Common Stock and Warrants, dated December 28, 2015. (n)
10.34	Form of Warrants issued pursuant to the Subscription Agreement described in Exhibit 10.33 hereto. (n)
10.35	Form of Share Exchange Agreement between Tecogen and certain shareholders of Ilios Inc., dated April 11, 2016 and April 13, 2016. (o)
10.36	Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016.(g)
10.37	Tedom Joint Venture Agreement dated May 19, 2016. (h)
10.38	Tedom Joint Venture LLC Agreement dated May 19, 2016. (h)
10.39	Form of a Warrant Amendment dated June 27, 2016.(i)
10.40+	Employment Agreement dated December 1, 2016 between registrant and David A. Garrison. (l)
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Accounting Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

(a)	incorporated by reference from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014.

TECOGEN INC.

(b)	incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-178697), originally filed with the SEC on December 22, 2011.

(c)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2014, originally filed with the SEC on August 14, 2014.

(d)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 6, 2015.

(e)	incorporated by reference from the Company's 10-Q Report for the period ending June 30, 2015, originally filed with the SEC on August 6, 2015.

(f)	incorporated by reference from the Company's form 8-K Report originally filed with the SEC on August 13, 2015.

(g)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2015.

(h)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on May 24, 2016.

(i)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on June 30, 2016.

(j)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on August 8, 2016.

(k)	incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-215231),
as amended, originally filed with the SEC on December 21, 2016.

(l)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on December 2, 2016.

(m)	Incorporated by reference to the registrant's Annual Report on Form 10-K, as filed with the SEC on March 29, 2016.

(n)	Incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on December 31, 2015.

(o)	Incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on April 15, 2016.

(p)	Incorporated by reference from American DG Energy's form 8-K Reports originally filed with the SEC on December 28, 2016.

(q)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on November 2, 2016.

(r)	incorporated by reference from the Company's form 8-K Reports originally filed with the SEC on March 24, 2017.

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 9, 2017.

TECOGEN INC.
(Registrant)

By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)