Form 10-K
period 2017-12-31
TECOGEN INC.
filed 2018-03-21
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $64,151,541. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 21, 2018, 24,803,096 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Tecogen Inc. definitive proxy statement for its 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days following the registrant’s fiscal year ended December 31, 2017.

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
WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, OUR ABILITY TO ACHIEVE THE BENEFITS AND SYNERGIES ANTICIPATED FROM THE ACQUISITION OF AMERICAN DG ENERGY, INC. IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE US, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS TO DIFFER.
THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.
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

TECOGEN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

TECOGEN INC.

Item 1. Business
The Company
Tecogen® Inc. (“Tecogen,”) was incorporated in the State of Delaware on September 15, 2000. Tecogen designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products including natural gas engine-driven combined heat and power, air conditioning systems, and water heaters for residential, commercial, recreational and industrial use. Tecogen is known for cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint.
Tecogen has two wholly-owned subsidiaries, namely, American DG Energy, Inc. ("ADGE"), a Delaware corporation formed in July 2001 and acquired by Tecogen in May 2017 pursuant to the Merger described below, and Ultera Technologies, Inc. ("Ultera Technologies"), a Delaware corporation formed in November 2017. ADGE also owns 51% of American DG New York, LLC ("ADGNY"), a joint venture. Both ADGE and ADGNY distribute, own, and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling. ADGE's business model is to own the equipment that it installs at customer's facilities and to sell the energy produced by these systems to the customer on a long-term contractual basis. Ultera Technologies was organized to continue to develop and commercialize Tecogen's patented technology, Ultera®, for the automotive market. See "Our Products - Ultera Low-Emissions Technology" below for a more in depth discussion of the Ultera emissions opportunity. Tecogen, together with its wholly-owned consolidated subsidiaries, is hereinafter referred to as the "Company," "Tecogen," "we," "our," or "us."
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
Recent Developments
On May 18, 2017, holders of approximately 71% of the ADGE's outstanding common stock approved the proposed acquisition of American DG Energy Inc. (the "Merger" and holders of approximately 55% of the outstanding stock of Tecogen approved the issuance of Tecogen shares in the Merger. Consequently, that day Tecogen completed its acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of ADGE. As a result, ADGE became a wholly-owned subsidiary of Tecogen. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of ADGE common stock, $.001 par value per share, was automatically converted into the right to receive 0.092 shares of common stock, $.001 par value per share, of Tecogen (the “Exchange Ratio”), with cash paid in lieu of any fractional shares. As a result of the Merger, Tecogen issued approximately 4,662,937 shares of Tecogen common stock at $4.02 per share. This price was based on the closing price of Tecogen's common stock on May 18, 2017, the closing date of the Merger. The aggregate value of the consideration to be paid in connection with the Merger to former holders of ADGE common stock was approximately $18.9 million. Upon consummation of the Merger, ADGE stock options and other equity awards were converted into stock options and equity awards with respect to Tecogen common stock, after giving effect to the Exchange Ratio. See Note 4 - Acquisition of American DG Energy, Inc. of the Notes to the Consolidated Financial Statements for further information and Item 3. Legal Proceedings for information regarding litigation related to the Merger.

In May 2016, Tecogen entered into a joint venture agreement, (the "JV Agreement") with Tedom a.s., a European combined heat and power product manufacturer incorporated in the Czech Republic ("Tedom") and Tedom’s subsidiary, Tedom USA, Inc., a Delaware corporation. Pursuant to the JV Agreement, the parties formed TTcogen LLC, a Delaware limited liability company (“TTcogen”), and entered into a limited liability company operating agreement (the "LLC Agreement"), through which the joint venture is operated. TTcogen offered Tedom's line of Combined Heat and Power ("CHP") products to the United States via Tecogen's nationwide sales and service network consisting of 27 CHP modules ranging in size from 35 kW up to 4 MW and fully capable of running on a variety of fuel feedstocks (including natural gas, propane, and biofuel). On September 22, 2017, the Company exercised its rights under the JV Agreement to terminate the joint venture and to begin the process of winding up TTcogen. Currently the Company and Tedom are working together to wind-up TTcogen as provided for in the JV Agreement and the LLC Agreement, and the Company will continue to market, sell, and service the Tedom 35kW CHP equipment on an exclusive basis in certain territories.

On October 28, 2017, all the shareholders of the joint venture company organized by the Company and a group of European strategic investors, Ultra Emissions Technologies, Ltd. ("Ultratek"), including the Company, unanimously voted to terminate the joint venture. Ultratek was organized to develop and commercialize Tecogen's patented technology, Ultera®, for the automotive market. The technology is designed to reduce harmful emissions generated by engines using fossil fuels. Tecogen contributed an exclusive license for use of Ultera® in the automotive space to the joint venture, and the strategic partners had committed to financing the initial research, development and testing of a viable product. Upon termination of the joint venture, Ultratek was dissolved and the exclusive license for the use of Ultera® that was granted to Ultratek automatically reverted back to the Company. The Company received its full $2,000,000 investment in Ultratek upon the completion of the dissolution process. Upon dissolution,

TECOGEN INC.

the Company purchased all of the remaining assets of Ultratek, including new intellectual property that Ultratek developed and other assets, for a total purchase price of $400,000.
On December 14, 2017, Tecogen repaid $3,150,000 to Michaelson Capital Special Finance Fund LP ("Michaelson") to discharge the Senior Convertible Promissory Note (the "Note") with Michaelson. Through the Note, Michaelson was the Company's principle debt holder and a beneficial holder of approximately 5% of Tecogen's shares outstanding. There were no pre-payment penalties paid by the Company, as Michaelson provided a waiver of the pre-payment penalties that were contained in the Note. By completing the payment, we satisfied all our obligations under the Note and the Note was cancelled.
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
Tecogen’s natural gas-powered cogeneration systems (also known as combined heat and power or “CHP”) are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility while recovering the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building.
Tecogen manufactures three types of CHP products:
•Cogeneration units that supply electricity and hot water;
•Chillers that provide air-conditioning and hot water marketed under the TECOCHILL® brand name; and
•High-efficiency water heaters marketed under the Ilios® brand name.
All of these are standardized, modular, CHP products that reduce energy costs, carbon emissions, and dependence on the electric grid. Tecogen’s products allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available via inverter-based black-start capability. Because our CHP systems also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating.
Following the acquisition of ADGE in May 2017, the Company also sells energy in the form of electricity, heat, hot water and cooling to customers under long-term energy sales agreements (with a standard term of 10 to 15 years). The typical sales model is to install and own energy systems in customers' buildings and sell the energy produced by those systems back to the customers at a cost set by a negotiated formula in customer contracts. We call this our "On-Site Utility" business, or our Energy Production segment.
Traditional customers for our cogeneration and chiller systems include hospitals and nursing homes, schools and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, indoor agriculture, and military installations; however, the economic feasibility of using our systems is not limited to these customer types. Market drivers include the price of natural gas, local electricity rates, environmental regulations, and governmental energy policies, as well as customers’ desire to become more environmentally responsible.
Through our factory service centers in California, Connecticut, Massachusetts, Michigan, New Jersey, and New York our specialized technical staff maintains our products via long-term service contracts. To, date the Company has shipped over 2,500 units, some of which have been operating for almost 30 years.
Our CHP technology uses low-cost, mass-produced engines, which we modify to run on natural gas. In the case of our mainstay cogeneration and chiller products, the engines have proven to be cost-effective and reliable. In 2009, in response to the changing regulatory requirements for stationary engines, our research team developed an economically feasible process for removing air pollutants from the engine exhaust. This technology's U.S. and foreign patents were granted beginning in October 2013 with other domestic and foreign patents granted or applications pending. Branded Ultera®, the ultra clean emissions technology repositions our engine driven products in the marketplace, making them comparable environmentally with other technologies such as fuel cells, but at a much lower cost and greater efficiency. Because of this breakthrough design for emission control, our natural gas-fueled CHP modules fitted with the patented Ultera® control technology are certified by the California Air Resources Board ("CARB") as meeting its stringent 2007 emissions requirements, the same emissions standard used to certify fuel cells, and the same emissions levels as a state-of-the-art central power plant. We now offer our Ultera emissions control technology as an option on all our products or as a stand-alone application for the retrofitting of other rich-burn spark-ignited reciprocating internal combustion engines.
Tecogen products are designed as compact modular units that are intended to be installed in multiples when utilized in larger CHP plants. The majority of our CHP modules are installed in multi-unit sites with applications ranging up to 12 units.

TECOGEN INC.

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
Our CHP products are sold directly to customers by our in-house marketing team, and by established sales agents and representatives.
ADGE installs, owns, operates and maintains complete distributed generation, or DG systems (or energy systems), and other complementary systems at customer sites, and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2017 we had 81 operational energy systems, representing an aggregate of approximately 5,035 kilowatts, or kW, 39.0 million British thermal units, or MMBtu's, of heat and hot water and 4,660 tons of cooling (kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated).
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
Products and Services
Our Products and Services segment represented 88.5% and 100.0% of our consolidated revenues for the years ended December 31, 2017 and 2016, respectively. See Note 16. "Segments" of the Notes to the Consolidated Financial Statements. Our products and services are described below.
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
Traditionally all of our cogeneration systems and most of our chillers have utilized the same engine, the TecoDrive 7400 model. This is an engine modified by us to use natural gas fuel. In the past year, we have introduced a new, slightly larger engine into certain products with advanced features, including improved efficiency and an advanced ignition system. The CHP products utilizing the new engine are the InVerde e+® and the TecoPower models CM-60 and CM-75. The new engine and the older TecoDrive model share custom features that enhance durability and efficiency, many of which date from our extensive research done previously with engine manufacturers and the gas industry, including the Gas Research Institute. For the Ilios® water heater, we introduced a technologically advanced Ford engine that is enhanced for industrial applications.
Our commercial product lines includes:
•the InVerde e+® and TecoPower cogeneration units;
•TECOCHILL® air-conditioning and refrigeration chillers;
•Ilios® high-efficiency water heaters; and
•Ultera® emissions control technology.
InVerde Cogeneration Units
Our premier cogeneration product has been the InVerde, a 100-kW CHP system that not only provides electricity and hot water, but also satisfies the growing customer demand for operation during a utility outage, commonly referred to as “black-start” capability. Our exclusively licensed microgrid technology (see “Intellectual Property” below) enables our InVerde CHP products to provide backup power in the event of power outages that may be experienced by local, regional, or national grids. In 2017 we introduced an extensively redesigned version of the unit, the InVerde e+®, which includes a state of the art power conversion system, more effective acoustic treatment, and the larger, more efficient engine. The InVerde e+® includes variations with power ratings from 75kW to 125kW.

TECOGEN INC.

The InVerde e+® incorporates an inverter, which converts direct current, or DC, electricity to alternating current, or AC. With an inverter, the engine and generator can run at variable speeds, which maximizes efficiency at varying loads. The inverter then converts the generator’s variable output to the constant-frequency power required by customers in 50 or 60 Hertz.
This inverter technology was developed originally for solar and wind power generation. The Company believes that the InVerde is the first commercial engine-based CHP system to use an inverter. Electric utilities accept inverter technology as “safe” by virtue of its certification to the Underwriters Laboratory interconnection standard 1741. Our InVerde has earned this certification. This qualifies our product for a much simpler permitting process nationwide and is mandatory in some areas such as New York City and California, a feature we consider to be a competitive advantage. The inverter also improves the CHP system’s efficiency at partial load, when less heat and power are needed by the customer.
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
TECOGEN Cogeneration Units
The TECOGEN cogeneration system is the original model introduced in the 1980s; available in sizes of 60 kW and 75 kW and capable of producing up to 500,000 Btu/hr of hot water. This technology is based on a conventional single-speed generator. It is meant only for grid-connected operation and is not universally accepted by utilities for interconnection, in contrast to the InVerde. Although this cogeneration product has the longest legacy and largest installed population, much of its production volume has been supplanted by the InVerde and its broader array of product features. In 2017 the Company introduced an upgraded version of the 60kW and 75kW models under the new name TecoPower. The key features of the TecoPower models are the larger engine with improved efficiency, advanced ignition system, more effective acoustic aftertreatment, and the ability to operate even at the very low gas supply pressures in New York City with a pressure booster.
TECOCHILL Chillers
Our TECOCHILL® natural gas engine-driven chillers are available in capacities ranging from 25 to 400 tons, with the smaller units air-cooled and the larger ones water-cooled. Using technology first developed in 1987, the engine drives a compressor that makes chilled water, while the engine’s free waste heat can be recovered to satisfy the building’s needs for heat or hot water. This process is sometimes referred to as “mechanical” cogeneration, as it generates no electrical power, and the equipment does not have to be connected to the utility grid.
A gas-fueled chiller provides enough air conditioning to avoid most of the utility’s seasonal peak charges for electric usage and capacity. In summer when electric rates are at their highest, natural gas is “off-peak” and quite affordable, allowing TECOCHILL® customers to avoid typically higher summer-time “peak-usage” electric rates. Gas-fueled chillers also free up the building’s existing electrical capacity to use for other loads and can operate on minimal electric load in case of electric grid blackout; a key feature for customers concerned about load demand on backup power generators.
Ilios High-Efficiency Water Heaters
Tecogen has developed several heat pumps under the Ilios® brand name including a High Efficiency ("HE") Air-Source Water Heater, HE Water-Sourced Water Heater, and HE Air-Sourced “Split System” Water Heater. Our water heater products operate like an electric heat pump but use a natural gas engine instead of an electric motor to power the system. The Ilios® high-efficiency water heater uses a heat pump, which captures warmth from outdoor air even if it is moderately cool outside. Heat pumps work somewhat like a refrigerator, but in reverse. Refrigerators extract heat from inside the refrigerator and move it outside the refrigerator while heat pumps extract heat from outside and move it indoors.
The gas engine’s waste heat is recovered and used in the process, unlike its electric counterpart, which runs on power that has already lost its waste heat. This means that the heat being captured from outdoors is supplemented by the engine’s waste heat, which increases the efficiency of the process. The net effect is that an Ilios® heat pump’s efficiency far surpasses that of conventional boilers for water heating. Gas engine heat pumps can deliver efficiencies in excess of 200%.
Similarly, if used for space heating, the engine-powered heat pump is more efficient than an electric heat pump, again because heat is recovered and used for other building processes. The product’s higher efficiency translates directly to lower fuel consumption and, for heavy use customers, significantly lowers operating costs when compared with conventional equipment.

TECOGEN INC.

In 2013, a water-sourced model of the heat pump was added to our product line. This heat pump captures heat from a water source such as a geothermal well or from a pre-existing chilled water loop in the facility; the latter configuration provides simultaneous heating and cooling benefits, doubling the effect.
Following on the success of the water-sourced model, in early 2015 a 'split system' Ilios® model was introduced. The new split system offers increased flexibility because its air-source evaporator package can be installed remotely. The engine driven heat pump, which is contained in a small acoustic enclosure, can be located within a building's mechanical space while the quiet air-source evaporator package can be installed on a roof, or in any outdoor space. The outdoor evaporator component is connected to the indoor heat pump via refrigerant lines, therefore eliminating all freeze protection issues in colder climates. All of the water being heated remains inside the conditioned space, eliminating the need for a costly isolation heat exchanger and additional pumps, which simplifies installation and increases efficiency because it can operate at a lower delivery temperature.
The heat pump water heater serves as a boiler, producing hot water for drinking and washing, space heating, swimming pools, or other building loads. Energy cost savings to the customer depend on the climate. Heat pumps in general, whether gas or electric, perform best in moderate weather conditions although the performance of the Ilios® water-source heat pump is not impacted by weather or climate conditions. In a typical building, the Ilios® heat pump would be added on to an existing heating or water heating system, and would operate as many hours as possible. The conventional boiler would be left in place, but would serve mainly as a backup when the heat pump’s engine is down for maintenance or when the heat pump cannot meet the building’s peak heating load. In areas where low electric rates make CHP less economical, the Ilios® heat pump could be a financially attractive alternative because its economics depend only on natural gas rates. In some areas with high electric rates, the Ilios® option could have advantages over CHP; for example where it is hard to connect to the utility grid or where the building’s need for electricity is too low for CHP to be economically sound.
Ultera Low-Emissions Technology
All of our CHP products are available with the patented Ultera® low-emissions technology as an equipment option. This breakthrough technology was developed in 2009 and 2010 as part of a research effort partially funded by the California Energy Commission and Southern California Gas Company. The objective was to bring our natural-gas engines into compliance with California’s stringent air quality standards.

TECOGEN INC.

The chart below compares emission levels of the Company's Ultera® technology to other technologies. As of December 31, 2017 our Ultera® CHP and fuel cell technologies are the only technologies that we know of which comply with California's air quality standards for CO and NOx, represented in the chart by the colored horizontal lines, shown as the world's strictest air quality standards on the lower right of the chart.

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
(4)     Microturbine and Fuel Cell emissions from EPA CHP Partnership - Catalog of CHP Technologies- March 2015.
(5)     Stationary Engine BACT as defined by SCAQMD.

TECOGEN INC.

Through development of a two stage catalyst emission treatment system, the Company was able to meet or exceed the strict air quality regulations with a solution that is cost-effective, robust, and reliable. Inclusion of the patent-protected Ultera® low-emissions technology as an option keeps our CHP systems compliant with air quality regulations. The first commercial CHP units equipped with Ultera® low-emissions technology shipped to a California utility in 2011. We conducted three validation programs for this technology:

1.
Third-party laboratory verification.  The AVL California Technology Center, a long-standing research and technology partner with the international automotive industry, confirmed our results in their state-of-the-art dynamometer test cell, which was outfitted with sophisticated emissions measurement equipment.

2.
Verifying longevity and reliability in the field.  By equipping one of our 75 kW units, already operating at a customer location in Southern California with the Ultera® low-emissions technology and a device to continuously monitor emissions we verified longevity and reliability. The Ultera® low-emissions system operated successfully for more than 25,000 hours, approximately 3.5 years, and consistently complied with California’s stringent emission standards over the entire field testing period.

3.
Additional independent tests.  During the field test, two companies licensed in California to test emissions each verified our results at different times. The results from one of these tests, obtained in August 2011, enabled us to qualify for New Jersey’s fast-track permitting. Virtually every state nationwide requires some kind of permit related to local air quality, but New Jersey allows an exemption for systems such as ours that demonstrate superior emissions performance. This certification was granted in November 2011, and since then we have sold Ultera® low-emissions systems to customers in this territory.

In 2012, a 75 kW CHP unit equipped with the Ultera® system became our first unit to obtain a conditional air permit (i.e., pending a third party source test to verify compliance) in Southern California since the strict regulations went into effect in 2009. A state-certified source test, administered in January 2013, verified that our emissions levels were well below the new permitting requirements, and the final permit was approved in August 2013.
Standby Generators
After successfully developing the Ultera® technology for our own equipment, the Company's research & development team began exploring other possible emissions control applications in an effort to expand the market for the ultra-clean emissions system. Retrofit kits were developed in 2014 for other stationary engines and in 2015 the Ultera Retrofit Kit was applied successfully to natural gas stand-by generators from other manufacturers, including Generac and Caterpillar.
Historically, standby generators have not been subjected to the strict air quality emissions standards of traditional power generation. However, generators which run for more than 200 hours per year or run for non-emergency purposes (other than routine scheduled maintenance) in some territories are subject to compliance with the same stringent regulations applied to a typical electric utility. As demand response programs become more economically attractive and air quality regulations continue to become more stringent, there could be strong demand for retrofitting standby generators with our Ultera® emissions control technology, thus providing a cost-effective solution to keeping the installed base of standby generators operational and in compliance.
In 2017, a group of generators owned by a single customer in Southern California were supplied Ultera® kits because of their particular requirement to exceed the 200-hour annual limit. These units are now operational and have been tested by the customer and shown to be compliant with the local pollution limits which we believe to be the strictest anywhere in the United States, and potentially the world. Our CHP products have been permitted to this same standard. However, CHP products are given a heat credit which effectively increases the allowable limit. Once permitting is complete these engines will be certified to the lowest level we have achieved.
Biogas
The Ultera® emissions control technology developed by our engineering team applies specifically to rich-burn, spark-ignited, internal combustion engines. While originally intended for natural gas powered engines, we believe that our technology may be adapted for other fuel types as long as the engine meets the rich-burn criteria.
In 2015 the Ultera® system was applied to a biogas powered engine operating at the Eastern Municipal Water District’s (EMWD) Moreno Valley Region Water Reclamation Facility in Perris, California. The demonstration project was a result of an ongoing collaboration between Tecogen, the EMWD and various other partners, and successfully applied an Ultera Retrofit Kit to a 50 liter Caterpillar engine fueled by biogas extracted from an anaerobic digester.
Biogas is a significant byproduct of wastewater treatment plants. Considered to be a renewable source of fuel, it is becoming an increasingly important resource for power generation. According to the American Biogas Council, nationwide there are over 1,100 engines fueled by wastewater-derived biogas, over 600 fueled by landfill-generated biogas, and over 100 running

TECOGEN INC.

on biogas from agricultural waste. This represents a significant potential market for the Ultera Retrofit Kit application as these biogas engines become subject to the same air quality standards as traditional power generation sources.
Automotive Emissions Control
In October 2015, following revelations of wide-scale problems with vehicle emissions compliance and testing, Tecogen formed an Emissions Advisory Committee to examine the potential application of Ultera® to the automotive gasoline market. According to the U.S. EPA, 50 percent of nitrogen oxides (NOx) and 60 percent of all carbon monoxide (CO) emissions in the United States come from vehicle exhaust. The Ultera® emission control system is designed to target both NOx and CO. After a thorough investigative process on the part of the Emissions Advisory Committee and various industry expert consultants, the group recommended that the Company pursue a funded initiative to develop the technology for gasoline vehicles.
In December 2015, the Company and a group of strategic investors formed a joint venture company, Ultra Emissions Technologies, Ltd. ("Ultratek"), to advance the Ultera® near-zero emissions technology for adaptation to transportation applications powered by spark-ignited rich-burn engines in the automobile and truck categories. Tecogen granted Ultratek an exclusive license for the development of its patented, emissions-related, intellectual property for the vehicle market.
Initially Ultratek's focus was on preliminary research, testing, and verification that the Ultera® technology can in fact be applied to gasoline engines while maintaining similar near-zero emission results as have been demonstrated in other use cases. Having completed multiple phases of testing at AVL's California Technology Center, the Ultratek team verified the viability of the Ultera® technology for gasoline automotive use.
On October 24, 2017, the Company and the group of strategic investors agreed to dissolve Ultratek due to varying opinions regarding next steps toward potential commercialization. Upon dissolution, the remaining cash was disbursed in accordance with the joint venture agreement, first to the Company which was entitled to receive its cash investment of $2,000,000, with the remainder, on a pro rata basis, to the strategic investors. Additionally, the license the Company originally granted to Ultratek reverted back to the Company, and the Company purchased all of the remaining Ultratek assets and intellectual property that Ultratek had created for a total purchase price of $400,000.
On November 28, 2017 Tecogen formed Ultera Technologies, Inc., a Delaware Corporation, as its wholly owned subsidiary of the Company, to continue the effort toward commercialization that was begun by Ultratek. Ultera Technologies Inc. intends to continue research and development and to produce a prototype for commercialization. If successfully developed, the market for automotive emissions control could be a source of future growth for the Company; although it could take years to realize that goal, and there is no guarantee that such efforts will be successful.
Fork-Truck Research
In October 2016, the Company was awarded a Propane Education & Research Council (PERC) research grant funding the Company's proposal to develop the Ultera®ultra-clean emissions control technology for the propane powered fork truck market.
Electric fork trucks have been making significant in-roads in the fork truck industry, in part, because of their green image and indoor air quality benefit. The primary benefit of the Ultera-equipped ultra-clean propane fork truck will be fuel cell like emissions and a propane-green brand that offers a robust indoor air quality advantage without compromising vehicle performance. The project will assess the adaption of the Ultera® near-zero emissions technology for the fork truck category and demonstrate the technical performance on popular propane fork truck models. Select industry-leading fork truck manufacturers are also participating in the research initiative.
Management believes that approximately 70,000 propane powered fork trucks are sold annually in the United States. Successful completion of this project could open a new emissions control market to the Company.
Other Ultera Applications
According to a 2013 Massachusetts Institute of Technology study, the U.S. experiences 200,000 early deaths each year due to emissions from heavy industry, transportation, and commercial and residential heating. As climate change and air quality continue to develop as areas of focus for government regulators, emissions restrictions are expected to become increasingly stringent around the world. These tightening regulations could open up new markets and applications for the Ultera® near-zero emissions control technology. These opportunities may include:

•	commercial and industrial natural gas fueled engines from other manufacturers; and

•	natural gas and biogas powered vehicle fleets - such as municipal bus fleets
Product Service
We provide long-term maintenance contracts, parts sales, and turnkey installation through a network of nine well-established field service centers in California, the Midwest, and the Northeast. These centers are staffed by full-time Company technicians, working from local leased facilities. The facilities provide offices and warehouse space for inventory. We encourage our customers to provide internet or phone connections to our units so that we may maintain remote communications with the

TECOGEN INC.

installed equipment. For connected installations, the machines are contacted daily and download their status and provide regular operational reports (daily, monthly, and quarterly) to our service managers. This communication link is used to support the diagnosis efforts of our service staff, and to send messages to preprogrammed phones if a unit has experienced an unscheduled shutdown. In many cases, communications received by service technicians from connected devices allow for proactive maintenance, minimizing equipment downtime and improving operating efficiency for the customer.
The work of our service managers, supervisors, and technicians focuses on our products. Because we manufacture our own equipment, our service technicians bring hands-on experience and competence to their jobs. They are trained at our corporate headquarters and primary manufacturing facility in Waltham, Massachusetts.
Most of our service revenue is in the form of annual service contracts, which are typically of an all-inclusive “bumper-to-bumper” type, with billing amounts proportional to the equipment's achieved operating hours for the period. Customers are thus invoiced in level, predictable amounts without unforeseen add-ons for such items as unscheduled repairs or engine replacements. We strive to maintain these contracts for many years, and work to maintain the integrity and performance of our equipment.
Our products have a long history of reliable operation. Since 1995, we have had a remote monitoring system in place that connects to hundreds of units daily and reports their “availability,” which is the amount of time a unit is running or is ready to run. More than 80% of the units operate above 90% availability, with the average being 93.8%. Our factory service agreements have directly impacted these positive results and represent an important long-term annuity-like stream of revenue for the Company.
New equipment sold beginning in 2016 and select upgrades to the existing installed equipment fleet includes an industrial internet solution which enables Tecogen to collect, analyze, and manage valuable asset data continuously and in real-time. This provides the service team with improved insight into the functionality of our installed CHP fleet. Specifically, it enables the service department to perform remote monitoring and diagnostics and to view system results in real time via a computer, smart phone or tablet. Consequently, we can better utilize monitoring data ensuring customers are capturing maximum possible savings and efficiencies from their installation. Through constant monitoring and analysis of equipment data, Tecogen expects to enhance the performance of installed equipment by ensuring machinery consistently operates at peak performance and is available to deliver maximum potential value for customers. For the past two years we have used General Electric's Company's Equipment Insight product for online monitoring. Management believes that similar monitoring solutions are available from other alternative sources.
Energy Production
Our Energy Production segment represented 11.5% and 0% of our consolidated revenues for the years ended December 31, 2017 and 2016, respectively. See Note 16 "Segments" of the Notes to the Consolidated Financial Statements. Our on-site utility business is described below.
On-Site Utility
Our wholly-owned subsidiary, ADGE, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat, and cooling. Our business model is to own the equipment that ADGE installs at customers' facilities and to sell the energy produced by these systems to customers on a long-term contractual basis. We call this business the “On-Site Utility” and offer natural gas powered cogeneration systems that are reliable and energy efficient. ADGE utilizes energy equipment supplied by Tecogen and other cogeneration manufactures. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use on-site. ADGE also distributes and operates water chiller systems for building cooling applications that operate in a similar manner, except that the engines in the water chiller systems drive a large air-conditioning compressor while recovering heat for hot water.
Cogeneration systems reduce the amount of electricity that a customer must purchase from the local utility and produce valuable heat and hot water on-site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant positive impact on the environment by reducing the carbon dioxide, or CO2, produced by replacing a portion of the traditional energy supplied by the electric grid and conventional hot water boilers. Distributed generation of electricity, or DG, often referred to as cogeneration systems or combined heat and power systems, or CHP, is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented by others in large industrial installations over 10 Megawatts ("MW"), where the market has been growing for a number of years, and is increasingly being accepted in smaller sized units because of technology improvements, increased energy costs, and better DG economics. We believe that our target market for DG, users of up to 1 MW, has been barely penetrated and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies, and DG-favorable legislation and regulation at the state and federal level will drive our near-term growth and penetration of this market.
We believe that the primary opportunity for DG energy and equipment sales is in regions of the U.S. where commercial electricity rates exceed $0.12 per kW hour, or kWh, which is predominantly in the Northeast and California. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels,

TECOGEN INC.

schools and colleges, recreational facilities, food processing plants, dairies, and other light industrial facilities. We also believe that the largest number of potential DG users in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are able to design our systems to suit a particular customer's needs because of our ability to place multiple units at a site. This approach is part of what allows our products and services to meet changing power and cooling demands throughout the day (also from season-to-season) and greatly improves efficiency. As these technologies mature to the point that they are both reliable and economical, the Company will consider employing these power sources to supply energy for our customers. Management regularly assesses the technical, economic, reliability, and emissions issues associated with systems that use solar, micro-turbine, or fuel cell technologies to generate power.
Sales & Distribution
Our products are sold directly to end-users by our sales team and by established sales agents and representatives. Various agreements are in place with distributors and outside sales representatives, who are compensated by commissions for certain territories and product lines. Sales through our in-house team or sales that are not covered by a representative’s territory carry no or nominal commissions. For the fiscal years ended 2017 and 2016, no distribution partner or customer relationship accounted for more than 10% of total combined company revenue.
Our product sales cycle exhibits typical seasonality for the HVAC industry with sales of chillers generally stronger in the warmer months while heat pump sales are stronger in the cooler months.
Total product and installation backlog as of December 31, 2017 was $15.6 million compared to year end backlog 2016 of $11.1 million. Please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and related Risk Factors below for additional information about the Company’s backlog.
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
A number of developments related primarily to the deregulation of the utility industry as well as significant technological advances have now broadened the range of power supply choices available to all types of customers. CHP, which harnesses waste energy from power generation processes and puts it to work for other uses on-site, can boost the energy conversion efficiency to nearly 90%, a better than two-fold improvement over the average efficiency of a fossil fuel plant. This distributed generation, or power generated on-site at the point of consumption rather than power generated centrally, eliminates the cost, complexity, and inefficiency associated with electric transmission and distribution. The implications of the CHP distributed generation approach are significant. Management believes that if CHP were applied on a large scale, global fuel usage might be dramatically curtailed and the utility grid made far more resilient.
Our CHP products address the inherent efficiency limitation of central power plants by siting generation close to the loads being served. This allows customers with energy-intensive buildings or processes to reduce energy costs and operate with a lower carbon footprint. Furthermore, with technology we have introduced, like the Ultera® low-emissions technology, our products can now contribute to better air quality at the local level while complying with the strictest air quality regulations in the United States.
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
Increasingly favorable economic conditions could improve our business prospects domestically and abroad. Specifically, we believe that natural gas prices might increase from their historically depressed values, but only modestly, while electric rates would continue to rise over the long-term as utilities pay for grid expansion, better emission controls, efficiency improvements, and the integration of renewable power sources.

TECOGEN INC.

The largest numbers of potential new customers in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are targeting customers in states with high electricity rates in the commercial sector, such as California, Connecticut, Massachusetts, New Hampshire, New Jersey, and New York. These regions also have high peak demand rates, which favor utilization of our modular units in groups so as to assure redundancy and peak demand savings. Governmental agencies in some of these regions may also provide generous rebates that can improve the economic viability of our systems.
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
On-site utility services are provided in standardized packages of energy, equipment, and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities, and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.
Competition
Although we believe that the Company offers customers a suite of premier best-in-class clean energy and thermal solutions, the markets for our products are highly competitive. Our cogeneration products compete with the utility grid, existing technologies such as other reciprocating engine and microturbine CHP systems, and other emerging distributed generation technologies including solar power, wind-powered systems, and fuel cells. We believe that Capstone Turbine Corporation is the only microturbine manufacturer with a commercial presence in CHP.
Although operating solar and wind powered systems produce no emissions, the main drawbacks to these renewable powered systems are their dependence on weather conditions, their reliance on backup utility grid-provided power, and high capital costs that can often make these systems uneconomical without government subsidies. Similarly, while the market for fuel cells is still developing, a number of companies are focused on markets similar to ours. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as CHP systems in many territories. We believe that, absent these higher government incentives, our CHP solutions provide a better value and more robust solution to end users in most applications.
Additionally, our patents relating to the Ultera® ultra-low emissions technology give Tecogen products a strong competitive advantage in markets where severe emissions limits are imposed or where very clean power is favored, such as New Jersey, California, and Massachusetts.
Our products fall into the broad market category of distributed generation systems that produce electric power on-site to mitigate the drawbacks of traditional central power and the low efficiency of conventional heating processes.
Overall, we compete with end users’ other options for electrical power, heating, and cooling on the basis of our clean technology’s ability to:

•	Provide power when a utility grid is not available or goes out of service;

•	Reduce the customer’s total cost of purchasing electricity and other fuel;

•	Reduce emissions of criteria pollutants (NOx and CO) to near-zero levels and cut the emission of greenhouse gases such as carbon dioxide;

•	Provide reliable on-site power generation, heating and cooling services; and

•	Control maintenance costs and ensure optimal peak equipment performance.
InVerde e+® CHP
We believe that no other company has developed a product that competes with our inverter-based InVerde e+® , which offers UL-certified grid connection, black-start capability, and patented variable-speed operation. An inverter-based product with at least some of these features has been introduced by others, but we believe that they face serious challenges in duplicating all the unique features of the InVerde e+®. Competitors product development time and costs could be significant. The Company has exclusive license rights to Microgrid algorithms developed by the University of Wisconsin researchers. We have exclusive rights for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is

TECOGEN INC.

less than 500kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde e+® units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. We expect that our patents and license for Microgrid software will deter others from offering certain important functions. See "Business-Intellectual Property".
Similarly, in the growing Microgrid segment, neither fuel cells nor microturbines can respond to changing energy loads when the system is disconnected from the utility grid. Engines such as those used in the Company's equipment inherently have a fast dynamic response to step load changes, which is why they are the primary choice for emergency generators. Fuel cells and microturbines require additional energy storage systems to be utilized in off-grid operation, giving our engine-driven solutions an advantage for Microgrid and resiliency applications.
TECOCHILL Chillers
The Company's TECOCHILL line of chillers are the only gas-engine-driven chillers available on the market. Natural gas can also fuel absorption chillers, which use fluids to transfer heat without an engine drive. However, engine chillers continue to have an efficiency advantage over absorption machines. TECOCHILL chillers reach efficiencies well above levels achieved by similarly sized absorption systems. Today’s relatively low natural gas prices in the United States improve the economics of gas-fueled chillers while their minimal electric demand on back up power systems make them ideal for facilities requiring critical precision climate control.

Ilios® Heat Pump
There are a few companies manufacturing gas-engine heat pumps. Two companies that we deem to be competitors are Yanmar and Tedom. The Ilios® water heater and other heat pump products compete in both the high-efficiency water heating market and the CHP market.
On-Site Utility
Our on-site utility business competes with established utilities that provide electricity, wholesale electricity and gas utility distributors, companies that provide services similar to ours, and other forms of alternative energy. We believe DG is gaining acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity services. These end-users, together with growing support from state legislatures and regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In our target markets, we compete with large utility companies such as Con Edison Inc. and Long Island Power authority in New York, Public Service Electric and Gas Company in New Jersey, and Eversource and National Grid USA Service Company, Inc. in Massachusetts. These companies are much larger than us in terms of revenues, assets, marketing, and other resources, but we target the same markets and customers. We compete with large utility companies by marketing our electricity services to the same potential commercial building customers. We compete on the basis of the cost, service, price, and favorable environmental benefits of generating energy with our installed systems. We also compete with other on-site utility companies, such as Aegis Energy Services Inc. and All Systems Cogeneration Inc.
Research & Development
Tecogen's long and rich research and development tradition and sustained programs have allowed us to cultivate deep engineering expertise. We have strong core technical knowledge that is critical to product support and continuous product improvement efforts. Our TecoDrive engine, permanent magnet generator, cogeneration and chiller products, InVerde, Ilios® heat pumps, and most recently the Ultera® emissions control system were all created and optimized in-house with both public and private funding support.
We continue to seek to forge alliances with utilities, government agencies, universities, research facilities, and manufacturers. The Company has already succeeded in developing new technologies and products in collaboration with several entities, including:

TECOGEN INC.

•	Sacramento Municipal Utility District has provided test sites for the Company since 2010.

•	Southern California Gas Company and San Diego Gas & Electric Company, each a Sempra Energy subsidiary have granted us research and development contracts since 2004.

•
Department of Energy’s Lawrence Berkeley National Laboratory, with which the Company has had research and development contracts since 2005, including ongoing Microgrid development work related to the InVerde.

•
Eastern Municipal Water District has co-sponsored demonstration projects to retrofit both a natural-gas powered municipal water pump engine and a biofuel powered pumping station engine with the Ultera low emissions technology since 2012.

•	Consortium for Electric Reliability Technology Solutions executed research and development contracts with the Company, and provided a test site to the Company since 2005.

•	California Energy Commission executed research and development contracts with the Company from 2004 until March 2013.

•
The AVL California Technology Center performed a support role in research and development contracts as well as internal research and development on our Ultera® emission control system from August 2009 to November 2011. Currently, this testing center's work on emissions from gasoline vehicles which began in January of 2016 continues for the Ultra Emissions products.

•
Propane Education & Research Council (PERC) executed research and development contracts with the Company for work related to developing Ultera low emissions control systems for the propane powered fork truck market.

•
The Southwest Research Institute (SWRI), a non-profit independent research center located in San Antonio, Texas, has been engaged by the Company to complete the next phase of research in the Ultera® automotive application. This effort will focus on evaluation of advanced catalyst formulations tailored to the Ultera® process.

Our efforts to forge partnerships continue to focus on utilities, particularly to promote the InVerde, our most utility-friendly product. The nature of these alliances varies by utility, but includes simplified interconnection, joint marketing, ownership options, peak demand mitigation agreements, and customer services. We have commissioned a Microgrid with the Sacramento Municipal Utility District at its headquarters in Sacramento, California, where the central plant incorporated three InVerde systems equipped with our Ultera® low-emissions technology. Some expenses for this project were reimbursed to the utility through a grant from the California Energy Commission.
Certain components of our InVerde product were developed through a grant from the California Energy Commission. This grant includes a requirement that we pay royalties on all sales of all products related to the grant. As of December 31, 2017, such royalties accrued in accordance with this grant agreement were less than $6,000 on an annual basis.
Our relationship with the Propane Education & Research Council (PERC) plays an instrumental role in the development of our Ultera® emissions control system for the propane powered fork truck market.
We also continue to leverage our resources with government and industry funding, which has yielded a number of successful developments, including the Ultera® low-emissions technology, sponsored by the California Energy Commission and Southern California Gas Company. Pursuant to the terms of the grants from the California Energy Commission, the California Energy Commission has a royalty-free, perpetual, non-exclusive license to these technologies for government purposes.
For the years ended December 31, 2017 and 2016, we spent approximately $936,929 and $667,064, respectively, in research and development activities.
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

•
8,578,704: “Assembly and method for reducing nitrogen oxides, carbon monoxide, and hydrocarbons in exhausts of internal combustion engines.” This patent, granted in November 2013, is for the Ultera emission control system applicable to all our products.

TECOGEN INC.

•
7,239,034: “Engine driven power inverter system with cogeneration.” This patent, granted in July 2007, pertains to the utilization of an engine-driven CHP module combined with an inverter and applies to our InVerde product specifically.

•
7,243,017: “Method for controlling internal combustion engine emissions.” This patent, granted in July 2007, applies to the specific algorithms used in our engine controller for metering fuel usage to obtain the correct combustion mixture and is technology used by most of our engines.

We have filed for several additional patents, most notable among them are the following:

•
"Systems and methods for reducing emissions in exhaust of vehicles and producing electricity." This application, filed in November 2015 and published in March 2016, is related to the development of the Ultera emission control system for vehicle applications.

•
“Poison-Resistant Catalyst and Systems Containing Same.” This application, filed in March 2016, relates to treatment of exhaust generated by internal combustion engines, combustion turbines, and boilers, and more particularly to systems and method for treating exhausts containing one or more poisons, such as sulfur.

•
“Internal Combustion Engine Controller.” This application, filed in October 2015, relates to controllers and control circuits for controlling an internal combustion engine, including a gas fired internal combustion prime motor used for driving a generator for generating electrical power.

•	“Emissions Control Systems and Methods for Vehicles.” This application, filed in April 2016 relates to emissions control systems for vehicles.

•
"Assemblies and Methods for Reducing Particulate Matter, Hydrocarbons, and Gaseous Oxides from Internal Combustion Engine Exhaust." This application, filed in February 2017 relates to emissions controls system for vehicles.

•
"Dual Stage Internal Combustion Engine Aftertreatment System Using Exhaust Gas Intercooling and Charger-Driven Air Ejector." This application filed in February 2017 relates to emissions controls systems for vehicles.

In addition, the Company licensed specific rights to Microgrid software algorithms developed by University of Wisconsin researchers for which we pay royalties to the assignee, The Wisconsin Alumni Research Foundation (WARF). The specific patent named in our agreement is “Control of small distributed energy resources” (7,116,010), granted in 2006. Our exclusive rights are valid for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500 kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. The licensed software allows us to implement such a Microgrid with minimal control devices and associated complexity and cost. Tecogen pays WARF a royalty for each cogeneration module sold using the licensed technology. Such royalty payments have been in the range of $5,000 to $20,500 on an annual basis through the year ended December 31, 2017. In addition, WARF reserved the right to grant non-profit research institutions and governmental agencies non-exclusive licenses to practice and use, for non-commercial research purposes, the technology developed by the Company that is based on the licensed software.
We consider our patents and licensed intellectual property to be important in the operation of our business. The expiration, termination, or invalidity of one or more of these patents may have a material adverse effect on our business. Our earliest patent, licensed from WARF, was issued in 2006 and expires in 2022. Most of our current patents expire between 2022 and 2027.
We believe that one other company, Aegis Energy Service Inc., has developed a product that competes with our inverter-based InVerde. We anticipate that an inverter-based product with at least some of these features will be introduced by others, but we believe that competitors will face serious challenges in duplicating the InVerde. Product development time and costs would likely be significant, and we expect that our patent for the inverter-based CHP system (7,239,034) would offer significant protection, for key features. We consider the Microgrid software algorithm licensed from WARF to be a key feature of our InVerde product, and one that would be difficult to duplicate outside the patent.
In 2013, we purchased rights to designs and technologies, including patents granted or pending for our permanent magnet generators. A key component of our InVerde module uses this acquired technology.
The recent issuance by the U.S. PTO of the patent for the Ultera® low-emissions control technology keeps that technology exclusive to us. It applies to all of our gas engine-driven products and may have applications to other rich-burn spark-ignited internal combustion engines. We have also filed for or been granted patents for this technology in Europe, Australia, Brazil, Canada, China, Costa Rica, Dominican Republic, India, Japan, Mexico, New Zealand, Republic of Korea, Singapore, and South Africa. There is no assurance, however, that the Ultera low-emissions control patent applications will be approved in any other country.
Copyrights
Our control software is protected by copyright laws or on an exclusive license agreement.
Trademarks

TECOGEN INC.

The Company has registered the brand names of our equipment and logos used on our equipment. These registered trademarks include Tecogen, Tecochill, Ultera, InVerde, Ilios, InVerde e+ and the associated logos. We will continue to trademark our product names and symbols.
We rely on treatment of our technology as trade secrets through confidentiality agreements, which our employees and vendors are required to sign. Also, we rely on non-disclosure agreements with others that have or may have access to confidential information to protect our trade secrets and proprietary knowledge.
Sourcing & Manufacturing
We are focused on continuously strengthening our manufacturing processes and increasing operational efficiencies within the Company. Many of the components used in the manufacture of our highly-efficient clean energy equipment are readily fabricated from commonly available raw materials or are standard available parts sourced from multiple suppliers. We believe that in most cases, adequate supplies exist to meet our near to medium term manufacturing needs. Tecogen has an on-going focus on developing and implementing new systems to simplify our manufacturing processes, product sourcing methods, and our supply chain.
The Company has a combined total of approximately 26,000 square feet of manufacturing and warehouse space running on a single 5-day per week shift at the Waltham, Massachusetts facility. We believe we have sufficient spare capacity to meet near to medium term demand without incurring additional fixed costs.
Government & Regulation
Several kinds of federal, state and local government regulations affect our products and services, including but not exclusive to:

•	Product safety certifications and interconnection requirements;

•	Air pollution regulations which govern the emissions allowed in engine exhaust;

•	State and federal incentives for CHP technology;

•	Various local building and permitting codes and third party certifications;

•	Electric utility pricing and related regulations; and

•	Federal versus state laws regarding the legalization of cannabis for medicinal and recreational use.
Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are impacted not only by energy policy, laws, regulations and incentives of governments in the markets in which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities may place barriers on the installation or interconnection of our products with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation; thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our product, or increase the cost to our potential customers for using our systems. This could make our systems less desirable, adversely impacting our revenue and profitability. In addition, utility rate reductions can make our products less competitive, causing a material adverse effect on our operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete.
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
Our products are well-suited to meet the needs of the rapidly emerging indoor agriculture market, including cannabis. To date our focus in the indoor agricultural market has primarily involved cannabis, a high revenue generating potential. However, we have sold to other indoor agricultural growers, and we believe that the indoor food production market will provide significant opportunities for the Company. While sales to cannabis growers made up less than 5% of total revenue in 2017, we believe this segment of the indoor agriculture market in particular has the potential to be a major driver of growth as states move to legalize the use of cannabis for medicinal purposes and possibly even recreational use. However, under the Controlled Substances Act (CSA) cannabis continues to be categorized as a Schedule I drug, so that cannabis growers continue to face significant uncertainty regarding their ability to conduct business.
First passed by Congress in 2014, the Rohrabcher-Farr Amendment is an amendment to the annual appropriations bill that, among other things, funds the Department of Justice. It prohibits the Attorney General from using funds to prosecute the medical use of cannabis. It does not address recreational use. On January 4, 2018, US Attorney General Jeff Sessions rescinded the Cole memo. Written in 2013, the Cole memo had directed US Attorneys not to allocate resources to prosecute "individuals whose actions are in clear and unambiguous compliance with existing state laws" regarding the cannabis market. As of the date of this filing, to our knowledge, no US Attorney in a district where the recreational use of cannabis has taken action against

TECOGEN INC.

participants in the recreational cannabis market operating in accordance with state law. However, none have unambiguously stated that they intend to take no action. Consequently, we face uncertainty regarding the potential for growth from the cannabis industry.
Our Energy Production segment is subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects, and must make various local and state filings related to environmental emissions.
In the past, many electric utility companies have raised opposition to DG, a critical element of our On-Site Utility business. Such resistance has generally taken the form of stringent standards for interconnection and the use of target rate structures as disincentives to combined generation of on-site power and heating or cooling services. A DG company's ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to the business model. Utility policies and regulations in most states are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make more difficult or uneconomic our ability to connect to the electric grid at customer sites and are an impediment to the growth of this segment. The development of this segment could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating back-up power supply agreements with electric providers in the areas where we intend to do business.
Employees
As of December 31, 2017, we employed 91 full-time employees and 4 part-time employees, including 7 sales and marketing personnel and 46 service personnel. We believe that our relationship with our employees is satisfactory. Seven of our New Jersey service employees are represented by a collective bargaining agreement which was executed on December 30, 2016 with an effective date of January 1, 2017.
Item 1A. Risk Factors
Our business, operations, and the Company face many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occur, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. Investors and prospective investors should consider the following risks and the information contained under the heading ''Cautionary Note Concerning Forward-Looking Statements'' above before deciding whether to invest in our securities.
Risks Relating to Our Business
To the extent cash generated from operations in the future is insufficient to fund our operating requirements, we will be required to seek outside financing. Our inability to obtain necessary capital or financing to fund these working capital needs will adversely affect our ability to expand our operations.
If the cash generated by operations is insufficient to fund our future operating requirements, we will need to raise additional funds through public or private equity or debt financings. Such financing may not be available to us when needed, or if available, may not be available on terms that are favorable to us and could result in significant dilution to the holdings of our stockholders. Furthermore, any such debt financing is likely to include financial and other covenants that may impede our ability to react to changes in the economy or industry. Although we are in discussions with various possible funding sources and have executed a term sheet, we have no commitments for any such financing at this time. If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts or implement other measures, which may adversely affect our overall business results of operations and financial condition.
If we experience a period of significant growth or expansion, it could place a substantial strain on our resources.
If our cogeneration and chiller products penetrate the market rapidly, we may be unable deliver large volumes of technically complex products or components to our customers on a timely basis and at a reasonable cost to us. We have never ramped up our manufacturing capabilities to meet significant large-scale production requirements. If we were to commit to deliver large volumes of products, we may not be able to satisfy these commitments on a timely and cost-effective basis.
Our operating history is characterized by net losses and there can be no assurance we will be able to increase our sales and sustain profitability in the future.
Although we were able to generate net income from our Products and Services segment for the year ended December 31, 2017, we have historically incurred annual operating losses from such segment. Such business is capital intensive and, because our products generally are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and sustain or increase or profitability in the future.

TECOGEN INC.

We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in all of our products. Our engine supplier, generator supplier for cogeneration products (other than the InVerde), and the compressor and vessel sets in our chillers, are all purchased from large multinational equipment manufacturers. The loss of one or more of our suppliers could materially and adversely affect our business if we are unable to replace them. While alternate suppliers for the manufacture of our engine, generator and compressor have been identified, should the need arise, there can be no assurance that alternate suppliers will be available and able to provide such items on acceptable terms or on a timely basis.
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
The amount of the Company's backlog is subject to fluctuation due to its customers’ experiencing unexpected delays in financing, permitting or modifications in specifications of the equipment.
The Company's total product and installation backlog as of December 31, 2017 was $15.7 million compared to $11.1 million as of 2016. Although Tecogen expects its customers to issue definitive purchase orders with respect to such backlog, there can be no assurance that such amounts will not be subject to modification in the event customers experience unexpected delays in obtaining permits, interconnection agreements or financing. Any of such events may result in customers modifying the equipment or the terms or timing of the expected installation, which may result in changes to the amount of backlog attributed to those projects.
We expect significant competition for our products and services.
Many of our competitors and potential competitors are well established and have substantially greater financial, research and development, technical, manufacturing and marketing resources than we do. If these larger competitors decide to focus on the development of distributed power or cogeneration, they have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of these products more quickly and effectively than we can. There can also be no assurance that current and future competitors will not develop new or enhanced technologies or more cost-effective systems, and therefore, there can be no assurance that we will be successful in this competitive environment.
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
The introduction of products embodying new technologies and the shifting of customer demands or changing industry standards could render our existing products obsolete and unmarketable. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.
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

TECOGEN INC.

We may be subject to infringement claims from time to time. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay additional royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are costly, our operating results would suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technologies.
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
Our business exposes us to potential product liability claims, which are inherent in the manufacturing, marketing and sale of our products, and we may face substantial liability for damages resulting from the faulty design of products, manufacture of products or improper use of products by end users. We currently maintain a moderate level of product liability insurance, but there can be no assurance that this insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not harm our business or financial condition. In addition, negative publicity in connection with the faulty design or manufacture of our products would adversely affect our ability to market and sell our products.
We sell our products with limited warranties. There can be no assurance that the provision in our financial statements for estimated product warranty expense will be sufficient. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant occurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.
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
The reduction, elimination or expiration of government and economic incentives for applications of our equipment could reduce demand for our equipment and harm our business.
The market for cogeneration equipment depends in part on the availability and size of government and economic incentives that vary by geographic market. Because our sales to customers are typically into geographic areas with such incentives, elimination, or expiration of government subsidies and economic incentives for cogeneration equipment may negatively affect the competitiveness of equipment relative to other sources of electricity, heating, and cooling equipment, and could harm or halt the growth of the cogeneration industry and our business. In particular, the Company depends on the New York State Energy Development Authority CHP Program (PON 2568) and the New Jersey Smart Start Combined Heat and Power Incentive.
The Company sometimes incorporates price reduction on equipment sold to customers based on the anticipated receipt of governmental economic incentive payments, and applies for and collects the incentives payments. If such incentives become unavailable to the Company the Company may be materially adversely affected.
Competing sources of electricity, heating, and cooling equipment may successfully lobby for changes in the relevant legislation in their markets that are harmful to the cogeneration industry. Reductions in, or eliminations or expirations of, governmental incentives in regions where we focus our sales efforts could result in decreased demand for and lower revenue from cogeneration equipment there, which would adversely affect the Company. In addition, our ability to successfully penetrate new geographic markets may depend on new geographic areas adopting and maintaining incentives to promote cogeneration, to the extent such incentives are not currently in place. Additionally, electric utility companies may establish pricing structures or interconnection requirements that could adversely affect our sales and be harmful to cogeneration.

TECOGEN INC.

We may not achieve production cost reductions necessary to competitively price our products, which would adversely affect our sales.
We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to develop low-cost design enhancements, to obtain necessary tooling and favorable supplier contracts, and to increase sales volumes so we can achieve economies of scale. We can make no assurance that we will be able to achieve any such production cost reductions. Our failure to do so could have a material adverse effect on our business and results of operations.
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
Our products and on-site utility service could become less competitive if electric rates were to fall substantially in the future, although, historically, electric rates have not had any sustained decline in price. Potential customers may perceive the risk of unpredictable swings in natural gas and electricity prices as a risk of investing in on-site CHP, and may decide not to purchase CHP products.
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
To expedite development of our business, including with regard to equipment installation and service functions, we anticipate investigating and potentially pursuing future acquisitions of complementary businesses. Risks associated with such acquisitions include the diversion of management attention and cash from operating to costs associated with acquisitions, disruption of our existing operations, loss of key personnel in the acquired companies, dilution through the issuance of additional securities, assumptions of existing liabilities, and commitment to further operating expenses. If any or all of these problems actually occur, acquisitions could negatively impact our financial performance and future stock value.
The Company has recently completed the acquisition of ADGE. As the Company continues to integrate ADGE's business model into its operations, the Company's financial condition, cash flows, and results of operations could be negatively impacted.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA contains significant changes to the U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income. Further, it imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a "worldwide" system of taxation to a territorial system, and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. The Company is in the process of quantifying the impact of the TCJA and will record any adjustments in accordance with the guidance provided in SAB118.

TECOGEN INC.

The impact of the TCJA on holders of common stock is uncertain and could be adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
Our business and financial performance may be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our business and results from operations.
We depend upon information technology, infrastructure, including network, hardware and software systems to conduct our business. Despite our implementation of network and other cybersecurity measures, our information technology system and networks could be disrupted or experience a security breach from computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Our security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information. Additionally, we may have access to confidential or other sensitive information of our customers, which despite our efforts to protect, may be vulnerable to security breaches, theft, or improper disclosure any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Risks Relating to the Company's Acquisition of ADGE
Through ADGE, we may be exposed to substantial liability claims if we fail to fulfill our obligations to our customers or our on-site equipment malfunctions.
Through ADGE we enter into contracts with large commercial and not-for-profit customers under which we assume responsibility for meeting a portion of the customers' building energy demand and equipment installation. We may be exposed to substantial liability claims if we fail to fulfill our obligations to customers. If the equipment malfunctions, it may be costly to repair or replace. There can be no assurance that we will not be vulnerable to claims by customers and by third parties that are beyond any contractual protections that we are able to negotiate. As a result, liability claims could cause us significant financial harm.
Expiring ADGE customer contracts may lead to decreases in revenue and increases in expenses.
Each year, a portion of our customer contracts expire and need to be renewed or replaced. We may not be able to renew or extend contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts. To the extent ADGE is unable to extend customer contracts prior to their expiration date, energy production revenue will decline due to less energy billing. Expiring customer contracts can also lead to an increase in expenses because we are obligated to remove the equipment from the customer location at our own expense at the end of the customer contract.
ADGE revenue from energy billing is partly dependent on the weather and increased temperatures could reduce our revenue.
In warmer months the customers do not use as much thermal energy because they do not have as much demand for heat at their locations. Due to lower demand in warmer months we may not be able to bill for thermal energy and in turn may have a decrease in revenue.
Although Tecogen expects that the acquisition of ADGE will result in synergies and other benefits to the Company, we may not realize those benefits because of difficulties related to integration, the realization of synergies, and other challenges.
Tecogen and ADGE operated, until completion of the Merger, independently, and there can be no assurances that the respective businesses can be combined in a manner that allows for the achievement of substantial benefits. It is possible that there could be loss of Tecogen’s or ADGE’s key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be successfully addressed in combining Tecogen’s and ADGE’s operations in order to realize the anticipated benefits of the transaction:

•
combining Tecogen’s and ADGE’s businesses in a manner that permits Tecogen to achieve the synergies anticipated to result from the transaction, the failure of which would result in the anticipated benefits of the transaction not being realized in the time frame currently anticipated or at all;

•	maintaining existing agreements with customers, distributors, and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, and vendors; and

•	addressing possible differences in corporate cultures and management philosophies.

The transaction may not be accretive, and may be dilutive, to the Company's earnings per share, which may negatively affect the market price of the Company's common stock.
The Company currently expects the Merger to be accretive to its adjusted earnings per share within 12 months after the completion of the transaction. This expectation, however, is based on preliminary estimates that may materially change. In addition, the Company could fail to realize all the benefits anticipated in the transaction or experience delays or inefficiencies in realizing

TECOGEN INC.

such benefits. Such factors could, combined with the issuance of shares of the Company's common stock in the Merger, result in the transaction being dilutive to the Company's earnings per share, which could negatively affect the market price of shares of the Company's common stock.
Pending litigation relating to the Merger pursuant to which the Company acquired ADGE or any future litigation, has required, and may continue to require, the Company to incur significant costs.

The Company, along with ADGE and certain of our current and ADGE’s former directors and officers, have been named as defendants in a class action lawsuit filed prior to the Merger. This litigation has been and any future litigation may be costly and a distraction from the daily operation of our business. Although the Company maintains, and ADGE maintained prior to the Merger, directors’ and officers’ insurance coverage, there can be no assurances that this insurance coverage will be sufficient to cover the substantial fees and expenses of lawyers and other professional advisors relating to the pending lawsuit or any future litigation, our obligations to indemnify our officers and directors who are or may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with such actions. We may be required to make material payments in connection with the defense of or to settle such litigation or to satisfy any adverse judgment. In addition, such action, or those that arise in the future, could be excluded from coverage or, if covered, could exceed our deductibles and/or the coverage provided. In addition, an adverse outcome of the litigation could cause our insurance premiums and retention amounts to increase in the future. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations. The Company believes that the lawsuit is without merit and intends to defend it vigorously. For more information regarding the pending litigation, see "Item 3. Legal Proceedings" and Note 10 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included elsewhere herein.

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

TECOGEN INC.

We experience significant fluctuations in revenues from quarter to quarter on our product sales which may make period to period comparisons difficult.
We have low volume, high dollar sales for projects that are generally non-recurring, and therefore our sales have fluctuated significantly from period to period. Fluctuations cannot be predicted because they are affected by the purchasing decisions and timing requirements of our customers, which are unpredictable. Such fluctuations may make quarter to quarter and year to year comparisons difficult.
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
The trading market for our Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. If one or more analysts downgrade our Common Stock or change their opinion of our Common Stock our share price would likely decline. In addition, if one or more analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Because our directors and executive officers are among our largest stockholders, they can exert influence over our business and affairs and have actual or potential interests that may depart from other stockholders or investors.
As of the date of this report our directors and executive officers collectively beneficially own approximately 13% of our issued and outstanding Common Stock. John Hatsopoulos, our co-Chief Executive Officer and a director, beneficially owns approximately 9% of our issued and outstanding Common Stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our Common Stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have influence over corporate actions requiring shareholder approval.
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
“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional stock, convertible preferred stock, or convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of our Common Stock. Also, the exercise of warrants and options may result in additional dilution.
The holders of outstanding options and warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our Common Stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other stockholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.
Future sales of our Common Stock by our existing stockholders may cause our stock price to fall.
The market price of our Common Stock could decline as a result of sales by our existing stockholders of shares of our Common Stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.
Because we have not and do not intend to pay cash dividends, our stockholders receive no current income from holding our stock.
We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We currently expect to retain earnings for use in the operation and expansion

TECOGEN INC.

of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our Common Stock could be the sole source of gain for our stockholders for the foreseeable future.
Failure to comply with the Nasdaq Capital Market continued listing requirements could lead to the commencement of delisting proceedings in accordance with the Nasdaq rules. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.
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
Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of the Company. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. These provisions could limit the price that certain investors might be willing to pay for shares of our Common Stock. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. This provision may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.
Our board of directors may issue additional shares of preferred stock without stockholder approval.
Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of our Common Stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the Company. Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.
Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As of the end of the period covered by this report, our principal executive officers and principal accounting officer have concluded there is a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.
As a public company, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). If we fail to achieve and maintain the adequacy of our disclosure control or internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock. Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
As of the end of the period covered by this Annual Report, December 31, 2017, our principal executive officers and principal accounting officer performed an evaluation of disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2017. The Company has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

TECOGEN INC.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.
Refinement of our internal controls and procedures will be required as we manage future growth, integrate the operations of ADGE and operate effectively as a public company. Such refinement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our disclosure controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.
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
Item 2.    Properties.
Our headquarters is located in Waltham, Massachusetts, and consists of approximately 43,000 square feet of manufacturing, storage and office space. Our lease will expire March 31, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Our nine leased service centers can be broken into two different sizes. The larger leased spaces have office space to accommodate administrative, sales and engineering personnel, and warehouse space to stock parts in support of our service contracts.
As of December 31, 2017, the service centers that fit this larger category are based in Piscataway, New Jersey, Valley Stream and Buchanan, New York to service the Metro New York City and the Mid-Atlantic region. The San Francisco bay area and Northern California is served by such a center in Hayward, California. A portion of the corporate headquarters in Waltham, Massachusetts is used in this manner to service Boston and New England.
The smaller type service centers are a parts depot or warehouse for the stocking of parts in support of our service contracts. These centers are located in Los Angeles, California; Sterling Heights, Michigan; Newark, New York; and East Windsor, Connecticut.

TECOGEN INC.

Item 3.    Legal Proceedings.
The Company is a party to a pending action in the United States District Court for the District of Massachusetts, described below, related to the Merger.
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and Merger Sub were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleged class action claims arising out of the proposed Merger. On May 31, 2017, May voluntarily dismissed the action without prejudice and consolidated his claims with the pending federal action in the United States District Court for the District of Massachusetts. There can be no assurance, if the complaint in the federal court is dismissed, that May or another plaintiff will recommence an action in state court with similar claims to those originally asserted by May.
United States District Court Action
On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanne M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen Inc., Merger Sub., and Cassel Salpeter and Co., LLC, as defendants. The action is captioned Vardakas v. American DG Energy Inc., Case No. 17-CV-10247(LTS). At the time Vardakas commenced the action, his complaint challenged the proposed Merger between Tecogen and ADGE.
Following the consummation of the Merger (and the appointment of May from the Massachusetts Superior Court Action, as lead plaintiff), Vardakas filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint discontinued the claims against Cassel Salpeter & Co., LLC but asserted against the remaining defendants claims under Section 14(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") and SEC Rule 14a-19; claims against certain defendants for control person liability under Section 20(a) of the Exchange Act (collectively, the "Federal Securities Law Claims"); and common law claims for breach of fiduciary duty and aiding and abetting (the "State Law Claims"). The Federal Securities Law Claims allege, in substance, that defendants failed to disclose material information in the proxy statement about the process leading to the merger and about the fairness opinion relied upon by ADGE's Board of Directors in recommending the Merger to the shareholders. The State Law Claims assert, in substance, that defendants breached their fiduciary duties in negotiating and approving the Merger, which plaintiff claims deprived ADGE's nonaffiliated shareholders of fair value for their shares.
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion to dismiss, defendants contend that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim. Defendants also assert that if the Federal Securities Law Claims are dismissed, the district court must also dismiss the State Law Claims because it would lack subject matter jurisdiction.
On February 28, 2018 the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018 the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018 the Defendants filed their answer.
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

Year Ended December 31, 2017	High	Low
1st Quarter	$4.35	$3.50
2nd Quarter	4.17	3.04
3rd Quarter	3.50	2.95
4th Quarter	3.38	2.20

Year Ended December 31, 2016	High	Low
1st Quarter	$6.50	$2.80
2nd Quarter	5.75	3.50
3rd Quarter	5.20	4.00
4th Quarter	4.80	3.75

Holders
As of March 21, 2018, there were more than 300 beneficial owners of our Common Stock including 66 holders of record.
Dividends
To date, we have not declared or paid any dividends on our outstanding Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors which our Board of Directors may deem relevant.
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
Our products are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. We have an installed base of more than 2,500 units. Many of these have been operating for almost 30 years.
As a result of our acquisition of American DG Energy ("ADGE") in May 2017, we added an additional source of revenue. Through ADGE, we install, own, operate and maintain complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. As of December 31, 2017, we had 81 operational energy systems, representing an aggregate of approximately 5,035 kilowatts, or kW, 39.0 million British thermal units, or MMBtu's, of heat and hot water and 4,660 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.
Although we may, from time to time, have one or a few customers who may represent more than 10% of our product revenue for a given year, we are not dependent on the recurrence of revenue from those customers. Our product revenue is such that customers may make a large purchase once and may not ever make a purchase again. Our equipment is built to last 30 or more years. Therefore, on the one hand, our product revenue model is not dependent on recurring sales transactions from the same customer. Our service revenue, on the other hand, does lend itself to recurring revenue from particular customers, although we currently do not have any service revenue customers who make up more than 10% of our total revenues on an annual basis.
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
Our product revenue is derived from the sale of the various cogeneration modules, such as the InVerde 100, the CM-75, the CM-60, Ilios heat pumps, and the three TECOCHILL chiller models, such as the smaller ST, the larger DT and the RT (roof-top) units. The sales cycle for each module varies widely, and can range from as short as a month to as long as a year or more. Furthermore, since our products and their installation are costly, they are considered a major capital improvement and customers may be slow in making their buying decisions. Our products sales are high dollar value, low volume transactions. Therefore, our product revenue can be difficult to predict and the expected margin variable.
Our cogeneration, heat pump, and chiller modules are built to order and revenue is recognized upon shipment. The lead time to build and deliver a unit depends on its customized configuration and is approximately 12 to 14 weeks for a chiller and 6

TECOGEN INC.

to 8 weeks for a cogeneration or heat pump from time of purchase order. As revenue is recognized upon shipment, our work-in-process is an important factor in understanding our financial condition in any given quarter.
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
Recent Developments
On May 18, 2017, holders of approximately 71% of ADGE’s outstanding common stock approved the Merger and approximately 55% of the outstanding stock of Tecogen approved the issuance of Tecogen shares in the Merger. Consequently, that day Tecogen completed its acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of ADGE. As a result, ADGE became a wholly owned subsidiary of Tecogen. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of ADGE common stock, $.001 par value per share, was automatically converted into the right to receive 0.092 shares of common stock, $.001 par value per share, of Tecogen (the “Exchange Ratio”), with cash paid in lieu of any fractional shares. As a result of the Merger, Tecogen issued approximately 4,662,937 shares of Tecogen common stock at $4.02 per share. This price was based on the closing price of Tecogen's common stock on May 18, 2017, the closing date of the Merger. The aggregate value of the consideration to be paid in connection with the Merger to former holders of ADGE common stock was approximately $18.9 million. Upon consummation of the Merger, ADGE stock options and other equity awards converted into stock options and equity awards with respect to Tecogen common shares, after giving effect to the Exchange Ratio. See Note 4."Acquisition of American DG Energy Inc." of the Notes to Consolidated Financial Statements for further information and Item 3. Legal Proceedings for information regarding litigation related to the Merger.
In May 2016, Tecogen entered into a joint venture agreement, (the "JV Agreement") with Tedom a.s., a European combined heat and power product manufacturer incorporated in the Czech Republic ("Tedom") and Tedom’s subsidiary, Tedom USA, Inc., a Delaware corporation. Pursuant to the JV Agreement, the parties formed TTcogen LLC, a Delaware limited liability company (“TTcogen”), and entered into a limited liability company operating agreement (the "LLC Agreement"), through which the joint venture is operated. TTcogen offered Tedom's line of Combined Heat and Power ("CHP") products to the United States via Tecogen's nationwide sales and service network consisting of 27 CHP modules ranging in size from 35 kW up to 4 MW and fully capable of running on a variety of fuel feedstocks (including natural gas, propane, and biofuel). On September 22, 2017, the Company exercised its rights under the JV Agreement to terminate the joint venture and to begin the process of winding up TTcogen. Currently the Company and Tedom are amicably working together to wind-up TTcogen as provided for in the JV Agreement and the LLC Agreement, and the Company will continue to market, sell, and service the Tedom 35kW CHP equipment on an exclusive basis in certain territories.
On October 28, 2017, all the shareholders of the joint venture company organized by the Company and a group of European strategic investors, Ultra Emissions Technologies, Ltd. (“Ultratek”), including the Company, unanimously voted to terminate the joint venture. Ultratek was organized to develop and commercialize Tecogen’s patented technology, Ultera®, for the automotive market. The technology is designed to reduce harmful emissions generated by engines using fossil fuels. Tecogen contributed an exclusive license for use of Ultera in the automotive space to the joint venture, and the strategic partners have committed to financing the initial research, development and testing of a viable product. Upon termination of the joint venture, Ultratek was dissolved and the exclusive license for the use of Ultera that was granted to Ultratek automatically reverted back to the Company. The Company received its full $2,000,000 investment in Ultratek upon the completion of the liquidation process. Upon dissolution, the Company purchased all of the remaining assets of Ultratek, including new intellectual property that Ultratek developed and other assets, for a total purchase price of $400,000.
On December 14, 2017, Tecogen through principal payment of $3,150,000 to Michaelson Capital Special Finance Fund LP ("Michaelson") discharged the Senior Convertible Promissory Note (the "Note") with Michaelson. Through the Note, Michaelson was the Company's principal debt holder and a beneficial holder of approximately 5% of Tecogen's outstanding shares. There were no pre-payment penalties paid by the Company, as Michaelson provided a waiver of the pre-payment penalties that were contained in the Note. By completing the payment, we satisfied all our obligations under the Note and the Note was cancelled .
See Note 18. "Subsequent events" of the Notes to the Consolidated Financial Statements for a discussion regarding a Summary of Proposed Terms and Conditions with a bank for a senior revolving credit facility of up to $10 million.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported.  Note 2. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements.  Some of these significant accounting policies are considered to be critical accounting policies, as defined below.

TECOGEN INC.

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

TECOGEN INC.

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
With the addition of ADGE, revenue from their energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills its customers each month based on energy consumption indicated on meters installed at each site. The amount of energy produced by on-site energy systems is invoiced according to a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as a reduction of revenue and as a reduction of cost of fuel. Revenues from operation, including shared savings, are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears. Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.
ADGE's Property and Equipment and Depreciation
Upon the acquisition, property and equipment were recorded at fair value using a cost approach whereby replacement cost new ("RCN") was utilized as the starting point, with factors for inflation, physical obsolescence, functional obsolescence and economic obsolescence being considered and applied as required to arrive at an estimated fair value.
Depreciation is computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.
The Company reviews its energy systems for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. The Company evaluates the recoverability of its long-lived assets when impairment is indicated by comparing the net book value of the asset group to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company's energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value.
Contract Assets and Liabilities
The favorable contract asset and unfavorable contract liability included in the intangible assets and liabilities of the consolidated balance sheets represent the fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company on May 18, 2017 (see Note 4. "Acquisition of American DG Energy Inc." of the Notes to the Consolidated Financial Statements). These contracts are long-term and provide customers with an alternative source of electrical power in addition to that provided by the local power utility, at rates that are lower than local utilities. This alternative electrical power is typically produced by ADGE owned, operated and maintained natural gas powered systems installed at the customers' sites, with ADGE bearing all costs of operation and maintenance. In addition to the alternative source of electrical power provided by ADGE’s systems, customers can opt to add and take advantage of the heat generated in the electrical production process in the form of hot water and/or space heating. Pricing to the customer for electrical power produced and supplied by ADGE under the contracts is under a fixed formula which requires the customer to pay for the kilowatts of electrical power provided at a fixed percentage discount to the local utility’s electric rate for that period. As a result, as utility rates for electrical power change, the amount ADGE is able to charge the customer under the contract also changes. There has been a sharp decrease in electric rates over the past several years, subsequent to the vast majority of customer contract dates, causing the billable value of the electrical power generated by ADGE’s systems to decrease, resulting in a deterioration of expected profitability. As of the date of acquisition, utility electric rates were significantly below the level anticipated at the time the fixed percentage discounts contained in the vast majority of ADGE’s customer contracts were contracted for, thus these contract terms, although they produce cash flow, were considered to be off market in the vast majority of ADGE’s customer contracts. Additionally, the demand and volume of kilowatts produced and billed for vary by contract and by period and in certain instances have been significantly below what was originally expected such that had it been known at the time the contract(s) were negotiated, it would have influenced ADGE’s determination of the level of the fixed percentage discount in those contracts.

TECOGEN INC.

The determination of fair value required development of an estimate of the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Contracts are considered to be assets or liabilities by virtue of the rights and obligations inherent in the contract terms. Typically, contracts with terms considered to be at market are considered to have no fair value as in order to be entitled to the rights under the contract, performance must occur for which a market rate of return is earned due to the at market terms. The fair value of a contract is primarily a measurement of its off market terms. The obligation to perform under a contract with terms that are unfavorable to market results in a liability to the extent its terms are off market. The resulting liability is an estimate of the price that would need to be paid to a willing market participant to assume the obligations under the contract in order for them to receive a market rate of return for their remaining performance obligation under the contract. The exact opposite holds true in instances where the terms of a contract are considered to be favorable to market. In that case an asset would exist as an estimate of the price that would be received from a willing market participant in order to be entitled to the rights under the contract.
In determining the estimate of fair value of ADGE’s customer contracts, the measure of market, and thus the baseline to measure the amount related to any of the off market terms or conditions with respect to the contracts, was considered best determined, given the nature of the services provided under the contracts, by utilizing a benchmark level of margin, in this case 35% of revenue which is consistent with the average return on revenue of US investor owned public utilities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of 2018. Management has completed its assessment of the impact of the new revenue recognition standard and concluded that no significant differences are expected to result upon adoption.
In January 2016, the FASB issued an accounting standard update related to investments in equity securities requiring unrealized holding gains and losses to be included in net income. Prior to this update, unrealized holding gains and losses related to available-for-sale securities were included in accumulated other comprehensive income and not included in determining net income. This accounting standard update will be effective for the Company beginning in the first quarter of 2018 and is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company plans to adopt this accounting standard update in the first quarter of 2018 which will result in reclassification of $165,317 of cumulative unrealized holding losses from accumulated other comprehensive loss to accumulated deficit. The future impact of recognizing unrealized holding gains or losses in net income is dependent on the movement in the stock prices related to such investments.
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

	Years ended December 31,
	2017	2016
Revenues	100.0%	100.0%
Cost of Sales	61.0	62.0
Gross Profit	39.0	38.0
General and administrative	28.7	32.6
Selling	6.8	6.7
Research and development	2.8	2.7
Income (loss) from operations	0.7	(4.1)
Total other expense, net	(0.4)	(0.7)
Consolidated net income (loss)	0.3	(4.7)
(Income) loss attributable to the noncontrolling interest	(0.2)	0.3
Net income (loss) attributable to Tecogen Inc.	0.1%	(4.5)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Revenues in 2017 were $33,202,666 compared to $24,490,386 in 2016, an increase of $8,712,280 or 35.6%. This increase is the result of the increased sales in both equipment and services as well as the new energy production revenue stream from ADGE. Product revenues in 2017 were $12,991,283 compared to $10,722,285 in 2016, an increase of $2,268,998 or 21.2%. This increase from the year ended December 31, 2016 to 2017 resulted from an increase in cogeneration sales of $390,976 in addition to an increase in chiller sales of $1,878,022. The focus on chiller sales efforts in 2017 yielded this increase in sales. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment.
Revenues derived from our service centers, including installation activities, in 2017 were $16,377,443 compared to $13,768,101 for the same period in 2016, an increase of $2,609,342 or 19.0%. Our service operation grows with the sales of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result our “fleet” of units being serviced by our service department grows with product sales. Our service department revenue has increased due to turnkey projects of $7,680,125 in 2017 compared to $5,227,054 in 2016.
Energy production revenues for the year ending December 31, 2017 were $3,833,940, which represents energy revenues earned through our wholly owned subsidiary ADGE from May 19, 2017, the date after the acquisition.
Cost of Sales
Cost of sales in 2017 was $20,248,262 compared to $15,189,708 in 2016, an increase of $5,058,554 or 33.3%. Our gross margin was 39.0% in 2017 compared to 38.0% in 2016, a 2.6% improvement. The increase in gross margin is attributable to improved margins on product sales year over year due to production efficiencies in material, labor and factory utilization as well as the addition of the energy production segment. The factory continues to improve product service cycles, ease of maintenance, and component sourcing in order to continuously improve efficiencies in our processes.
Cost of sales for energy production for the year ending December 31, 2017 was $2,034,518, which represents the cost associated with energy revenues earned from May 19, 2017, the date after the acquisition of ADGE. Included in Energy production cost of sales is depreciation expense associated with the Sites, net of amortization of unfavorable contract liability of $304,340.

TECOGEN INC.

Operating Expenses
Operating expenses increased in 2017 to $12,729,252 compared to $10,298,129 in 2016, an increase of $2,431,123 or 23.6%. This increase was the combination of an increase in general and administrative expense of $1,526,136, an increase of $635,122 in selling expense and an increase in research and development expense of $269,865. General and administrative increase was mainly due to the acquisition of ADGE and the additional costs associated with this business. Selling expenses increased in 2017 to $2,271,826 compared to $1,636,704 in 2016, an increase of $635,122 or 38.8%. This increase in selling expenses was due to an increase in commissions and marketing expenses. Research and development expenses increased in 2017 to $936,929 compared to $667,064 in 2016, an increase of $269,865 or 40.5%. The increase in research and development expenses was due to development of our fork truck emissions program, bringing the vehicle emissions program in-house and other product developments. There has not been a change in focus with research and development. Management continues its efforts to improve the product's performance and cost.
Income (Loss) from Operations
Income from operations for the year ended December 31, 2017 was $225,152 compared to a loss of $997,451 in 2016, an increase of $1,222,603 or 122.6%. The increase in the net income from operations was due to the continuing effort to reduce material costs and control operating expenses as well as to revenue growth, including the revenue recognized as a result of the acquisition of ADGE.
Other Income (Expense), net
Other expense, net, for the year ended December 31, 2017 was $127,456 compared to $163,794 for the same period in 2016. Other income (expense) includes interest and other income of $27,626, net of interest expense on notes payable of $155,082 in 2017. For the same period in 2016, interest and other income was $11,988 and interest expense was $175,782.
Noncontrolling Interest
The noncontrolling interest share in the losses of Ilios was $64,962 on December 31, 2016. The noncontrolling interest losses ended with the private placement exchange of the outstanding shares of Ilios. On April 11, 2016, this exchange was completed as Ilios merged into Tecogen through a statutory merger.
With the addition of ADGE, the Company has income attributable to the noncontrolling interest portion it has in ADGE's 51% owned subsidiary, ADGNY. The income attributable to the noncontrolling interest was $50,260 on December 31, 2017.
Net Income (Loss) Attributable to Tecogen, Inc
Net income for the year ended December 31, 2017 was $47,436 compared to a loss of $1,096,283 for the same period in 2016. The increase in income of $1,143,719 or 104.3% was the result of our growth in product revenue and services revenue together with the Company's acquisition of ADGE.
Other Comprehensive Loss
The unrealized loss on securities of $165,317 for the year ended December 31, 2017 represents the market fluctuation impacting the fair value of ADGE's remaining common stock ownership in its former partially owed subsidiary, EuroSite Power Inc.
Net Income (Loss) Per Share
Net income per share for the year ended December 31, 2017 was $0.00 compared to a loss of $0.06 for the same period in 2016. The increase in income of $0.06 was due to the increase in gross profit offset partially by the increase in operating expenses as discussed above. The basic weighted average shares outstanding for the year ended December 31, 2017 was 23,171,033 compared to 19,295,922 for the same period in 2016.
Liquidity and Capital Resources
Consolidated working capital at December 31, 2017 was $12,952,537, compared to $14,436,452 at December 31, 2016, a decrease of $1,483,915 or 10.3%. Included in working capital were cash and cash equivalents of $1,673,072 at December 31, 2017, compared to $3,721,765 at December 31, 2016. This decrease in consolidated working capital and cash and cash equivalents is primarily due to the pay off of the Michaelson debt of $3.15 million partially offset by an increase in accounts payable and deferred revenue.
Net cash used in operating activities for the years ended December 31, 2017 and 2016 were $591,256 and $2,717,856, respectively, a decrease of $2,126,600 or 78.2%. The Company's consolidated net income increased by $1,258,941. In addition, our accounts receivable from operations increased by $336,051 at December 31, 2017 compared to December 31, 2016, due to timing of billing, shipments, and collections. Unbilled revenues also increased by $1,676,409 in connection with turnkey projects as some revenues are recognized prior to contractual milestones for invoicing. Our inventory from operations increased by

TECOGEN INC.

$298,167 as of December 31, 2017 compared to December 31, 2016. Prepaid expenses and other current assets increased by $47,498 as of December 31, 2017 as compared to December 31, 2016.
Accounts payable increased by $1,335,042 from December 31, 2016 to December 31, 2017. The increase in accounts payable is related to increased activities in manufacturing. Accrued expenses from operations decreased by $494,095 as of December 31, 2017 compared to December 31, 2016. Deferred revenues from operations increased by $375,499 as of December 31, 2017 as compared to December 31, 2016. This increase in deferred revenues relates to an increase in prepaid service contracts and an increase in projects billed but not completed.
Our related party balance was a net receivable of $585,492 as of December 31, 2017 and $260,988 as of December 31, 2016. This change is due to the intercompany transactions related to TTcogen LLC and Tedom.
During 2017 our cash flows provided by investing activities were $1,512,645, and included purchases of property and equipment of $580,044, expenditures related to intangible assets such as patents and product certifications of $453,598, a return of an investment of $2,000,000 in Ultratek and cash acquired in the acquisition of ADGE of $971,454.
During 2017 our cash flows used in financing activities were $2,970,082 resulting from the payoff of the Michaelson debt of $3,150,000 and proceeds from the exercise of stock options of $179,918.
Tecogen’s total product and installation backlog as of December 31, 2017 was $15.7 million compared to $11.1 million as of December 31, 2016. This backlog meets management's expectation of exceeding a backlog of $10 million. Backlog does not include maintenance contract service revenues or energy contract revenues.
At December 31, 2017, our commitments included various leases for office and warehouse facilities of $3,335,188 to be paid over several years through 2024. The source of funds to fulfill these commitments are expected to be provided from operations.
See Note 18. "Subsequent events" in the Notes to Consolidated Financial Statements for discussion regarding a Summary of Proposed Terms and Conditions with a bank for a senior revolving credit facility of up to $10 million.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. As we continue to grow our business, we expect that our cash requirements will increase. As a result, we may need to raise additional capital through a debt financing or an equity offering to meet our operating and capital needs for future growth.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officers and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2017, (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in financial reporting relating to a small number of employees dealing with general controls over information technology. At the present time, our management has decided that the expense associated with a new system is justified and is in the process of implementing a system which will put the proper control procedures in place to remediate these weaknesses.

TECOGEN INC.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

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
Management, including our Co-Chief Executive Officers and Chief Accounting Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion regarding this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.
At December 31, 2017, the Company employed 91 active full-time employees and 4 part-time employees. Considerable progress has been made during 2017 with the addition of competent staff, competent consultants and changes in processes, however, due to the small number of employees dealing with general controls over information technology security and user access, management believes this constitutes a material weakness in financial reporting. At this time, management has decided that the expense associated with a new system is justified and is in the process of implementing a system which will put the proper control procedures in place to remediate these weaknesses.
Our management, including our Co-Chief Executive Officers and Chief Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
Changes in Internal Control Over Financial Reporting
The Company instituted mitigating controls related to energy billing whereby multiple level reviews are performed prior to revenue recognition. Additionally, the Company is in the process of implementing a company-wide system which will put the proper control procedures in place to remediate internal control weaknesses. There has been no change to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2017.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2017.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2017.

TECOGEN INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following consolidated financial statements and the related notes thereto of Tecogen Inc. and the report of the Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

(a)	Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits
The exhibits to the Registration Statement are listed in the Exhibit Index attached hereto and incorporated by reference herein.
Item 16. Form 10K Summary.
The Company has determined not to include a summary of the information permitted by this Item 16 of the Form 10-K.

TECOGEN INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of November 1, 2016, by and among Tecogen Inc, American DG Energy Inc. and ADGE.Tecogen Merger Sub Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on November 2, 2016).

2.2
Amendment 1 to the Agreement and Plan of Merger, dated as of March 23, 2017, by and among Tecogen Inc., American DG Energy Inc., and ADGE.Tecogen Merger Sub Inc. (Incorporated by reference to exhibit 2.2 to the registrant's Current Report on Form 8-K, as filed with the SEC on March 24, 2017).

3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.1 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

3.2
Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

4.1
Specimen Common Stock Certificate of Tecogen Inc. (Incorporated by reference to exhibit 4. to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

4.3+
Form of Stock Option Agreement (Incorporated by reference to exhibit 4.3 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

4.5
Warrant to Subscribe for Shares between Ultra Emissions Technology, Ltd and Tecogen (Incorporated by reference to exhibit 4.5 to the registrant's Annual Report on Form 10-K, as filed with the SEC on March 30, 2016).

4.6
Warrant to Subscribe for Ultra Emissions Technology, Ltd. Shares signed August 2, 2016 (Incorporated by reference to exhibit 4.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on August 8, 2016).

10.1+*	Tecogen Inc. 2006 Stock Incentive Plan, as amended and restated on November 1, 2016 with stockholder approval on June 29, 2017.
10.7
Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 14, 2008 (Incorporated by reference to exhibit 10.7 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

10.8
Second Amendment to Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated January 16, 2013 (Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2014).

10.13#
Exclusive License Agreement between Tecogen Inc. and the Wisconsin Alumni Research Foundation, dated February 5, 2007 (Incorporated by reference to exhibit 10.13 to the registrant's Registration Statement on form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

10.21
Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP (Incorporated by reference to exhibit 10.21 of the registrant's Registration Statement on form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27th, 2014).

10.24
Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated August 8, 2014. (Incorporated by reference to exhibit 10.1 to American DG Energy Inc.'s Quarterly Report on Form 10-Q (No. 001-34493) filed with the SEC on August 14, 2014).

10.26
Non-Revolving Line of Credit Agreement between Tecogen Inc. and John N. Hatsopoulos, dated July 1, 2015 (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on June 18, 2015).

10.29	Shelf Registration Rights Agreement dated August 3, 2015 (Incorporated by reference to Exhibit 10.29 to the registrant's Current Report on Form 8-K, as filed with the SEC on August 8, 2015).
10.30
First Amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated August 7, 2015 (Incorporated by reference to exhibit 10.1 to American DG Energy Inc.'s Current Report on Form 8-K (No. 001-34493), as filed with the SEC on August 13, 2015).

10.31
Joint Venture Shareholder Agreement, dated December 28, 2015 between Tecogen, Inc. and Ultra Emissions Technologies Limited (Incorporated by reference to exhibit 10.31 to the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).

10.32
License between Tecogen and Ultra Emissions Technologies Ltd., dated December 28, 2015 (Incorporated by reference to exhibit 10.32 to the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).

10.34	Form of Warrant to Purchase Common Stock of Tecogen, Inc. (Incorporated by reference to exhibit 10.34 to the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).

TECOGEN INC.

10.35
Form of Share Exchange Agreement dated April 11, 2016 and April 13, 2016 between Tecogen and certain shareholders of Ilios (Incorporated by reference to exhibit 10.35 to the registrant's Current Report on Form 8-K, as filed with the SEC on April 15, 2016).

10.36
Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016 (Incorporated by reference to exhibit 10.37 to the registrant's current report on Form 8-K, as filed with the SEC on April 15, 2016).

10.37
Joint Venture Agreement dated May 19, 2016 among Tecogen Inc., Tedom a.s. and Tedom USA, Inc. (Incorporated by reference to exhibit 10.37 to the registrant's Current Report on Form 8-K, as filed with the SEC on May 24, 2016).

10.38	TTcogen LLC Operating Agreement dated as of May 19, 2016 (Incorporated by reference to exhibit 10.38 to the registrant's Current Report on Form 8-K, as filed with the SEC on May 24, 2016).
10.39
First Amendment to Warrant Agreement dated June 27, 2016 described in Exhibit 10.34 hereto (Incorporated by reference to exhibit 10.39 to the registrant's current Report on Form 8-K, as filed with the SEC on June 30, 2016).

10.40+
Employment Agreement dated December 1, 2016 between Tecogen Inc. and David A. Garrison (Incorporated by reference to exhibit 99.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on December 2, 2016).

10.41
Promissory Note-Line of Credit issued on December 22, 2016 by American DG Energy Inc. to John Hatsopoulos (Incorporated by reference to American DG Energy Inc.'s Current Report on Form 8-K (No. 001-34493), as filed with the SEC on December 28, 2016).

10.42+
Advisor and Retirement Agreement, dated January 3, 2018, between Tecogen Inc. and John N. Hatsopoulos (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on January 8, 2018).

10.43
Research and Development Contract between Southwest Research Institute and Tecogen Inc. (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on January 9, 2018).

21.1*	List of subsidiaries
23.1*	Consent of Wolf & Company, P.C.
31.1*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Co-Chief Executive Officer
31.3*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Co-Chief Executive Officers and Chief Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

TECOGEN INC.
(Registrant)

Dated: March 21, 2018	By:	/s/ John N. Hatsopoulos
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2018	By:	/s/ Benjamin M. Locke
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2018	By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Chief Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin Locke and Bonnie J. Brown, or either of them, each with the power of substitution and re-substitution, as his or her attorney-in-fact and agents, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2017, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Chairman of the Board	March 21, 2018
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Director and Co-Chief Executive Officer	March 21, 2018
John N. Hatsopoulos	(Principal Executive Officer)

/s/ Benjamin M. Locke	Co-Chief Executive Officer	March 21, 2018
Benjamin M. Locke	(Principal Executive Officer)

/s/ Bonnie J. Brown	Chief Accounting Officer, Treasurer and Secretary	March 21, 2018
Bonnie J. Brown	(Chief Accounting Officer)

/s/ Charles T. Maxwell	Director	March 21, 2018
Charles T. Maxwell

/s/ Ahmed F. Ghoniem	Director	March 21, 2018
Ahmed F. Ghoniem

/s/ Keith Davidson	Director	March 21, 2018
Keith Davidson

/s/ Deanna Petersen	Director	March 21, 2018
Deanna Petersen

TECOGEN INC.

Contents

Report of Independent Registered Public Accounting Firm    F-2
Consolidated Financial Statements:
Consolidated balance sheets    F-4
Consolidated statements of operations and comprehensive loss    F-5
Consolidated statements of stockholders' equity    F-6
Consolidated statements of cash flows    F-7
Notes to the consolidated financial statements     F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tecogen Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tecogen Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WOLF & COMPANY, P.C.
We have served as the Company's auditor since 2014.
Boston, Massachusetts
March 21, 2018

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,673,072	$3,721,765
Accounts receivable, net	9,536,673	8,630,418
Unbilled revenue	3,963,133	2,269,645
Inventory, net	5,130,805	4,774,264
Due from related party	585,492	260,988
Prepaid and other current assets	771,526	401,876
Total current assets	21,660,701	20,058,956
Property, plant and equipment, net	12,265,711	517,143
Intangible assets, net	2,896,458	1,065,967
Goodwill	13,365,655	40,870
Other assets	482,551	2,058,425
TOTAL ASSETS	$50,671,076	$23,741,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,095,285	$3,367,481
Accrued expenses	1,416,976	1,378,258
Deferred revenue	1,293,638	876,765
Loan due to related party	850,000	—
Interest payable, related party	52,265	—
Total current liabilities	8,708,164	5,622,504
Long-term liabilities:
Deferred revenue, net of current portion	538,100	459,275
Senior convertible promissory note, related party	—	3,148,509
Unfavorable contract liability, net	7,729,667	—
Total liabilities	16,975,931	9,230,288

Commitments and contingencies (Note 10)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,766,892 and 19,981,912 issued and outstanding at December 31, 2017 and 2016, respectively	24,767	19,982
Additional paid-in capital	56,176,330	37,334,773
Accumulated other comprehensive loss-investment securities	(165,317)	—
Accumulated deficit	(22,796,246)	(22,843,682)
Total Tecogen Inc. stockholders’ equity	33,239,534	14,511,073
Noncontrolling interest	455,611	—
Total stockholders’ equity	33,695,145	14,511,073
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,671,076	$23,741,361
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenues
Products	$12,991,283	$10,722,285
Services	16,377,443	13,768,101
Energy production	3,833,940	—
Total revenues	33,202,666	24,490,386
Cost of sales
Products	8,012,012	7,189,225
Services	10,201,732	8,000,483
Energy production	2,034,518	—
Total cost of sales	20,248,262	15,189,708
Gross profit	12,954,404	9,300,678
Operating expenses
General and administrative	9,520,497	7,994,361
Selling	2,271,826	1,636,704
Research and development	936,929	667,064
Total operating expenses	12,729,252	10,298,129
Income (loss) from operations	225,152	(997,451)
Other income (expense)
Interest and other income	27,626	11,988
Interest expense	(155,082)	(175,782)
Total other expense, net	(127,456)	(163,794)
Income (loss) before income taxes	97,696	(1,161,245)
Income tax provision	—	—
Consolidated net income (loss)	97,696	(1,161,245)
(Income) loss attributable to the noncontrolling interest	(50,260)	64,962
Net income (loss) attributable to Tecogen Inc.	47,436	(1,096,283)
Other comprehensive loss-unrealized loss on securities	(165,317)	—
Comprehensive loss	$(117,881)	$(1,096,283)

Net income (loss) per share - basic	$0.00	$(0.06)
Net income (loss) per share - diluted	$0.00	$(0.06)
Weighted average shares outstanding - basic	23,171,033	19,295,922
Weighted average shares outstanding - diluted	23,342,627	19,295,922
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017 and 2016

	Tecogen Inc. Stockholders
	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2015	18,478,990	$18,479	$34,501,640	$—	$(21,682,437)	$(395,814)	$12,441,868
Exercise of warrants	675,000	675	2,699,325		—	—	2,700,000
Exercise of stock options	157,458	158	395,414	—	—	—	395,572
Acquisition of non-controlling interest in Ilios	670,464	670	(427,537)	—	(64,962)	460,776	(31,053)
Stock-based compensation	—	—	165,931	—	—	—	165,931
Net loss	—	—	—	—	(1,096,283)	(64,962)	(1,161,245)
Balance at December 31, 2016	19,981,912	$19,982	$37,334,773	$—	$(22,843,682)	$—	$14,511,073
Exercise of stock options	122,043	122	179,796	—	—	—	179,918
Issuance of common stock in connection with ADGE acquisition, net of costs of $377,246	4,662,937	4,663	18,477,993	—	—	—	18,482,656
Consolidation of non-controlling interest in ADGNY	—	—	—	—	—	453,272	453,272
Distributions to non-controlling interest	—	—	—	—	—	(47,921)	(47,921)
Stock-based compensation	—	—	183,768	—	—	—	183,768
Comprehensive income (loss)	—	—	—	(165,317)	47,436	50,260	(67,621)
Balance at December 31, 2017	24,766,892	$24,767	$56,176,330	$(165,317)	$(22,796,246)	$455,611	$33,695,145
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016

CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016

Consolidated net income (loss)	$97,696	$(1,161,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, net	587,822	264,005
Loss on sale of assets	2,909	640
Recovery for losses on accounts receivable	(16,600)	(19,245)
Provision (recovery) of inventory reserve	17,000	(27,000)
Stock-based compensation	183,768	165,931
Non-cash interest expense	1,491	49,532
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in:
Short-term investments, restricted	—	294,802
Accounts receivable	(336,051)	(3,324,310)
Unbilled revenue	(1,676,409)	(1,197,254)
Inventory, net	(298,167)	935,779
Due from related party	(325,651)	916,273
Prepaid expenses and other current assets	(47,498)	(48,771)
Other non-current assets	(32,252)	—
Increase (decrease) in:
Accounts payable	1,335,042	55,672
Accrued expenses and other current liabilities	(494,095)	311,398
Deferred revenue	375,499	65,937
Interest payable, related party	34,240	—
Net cash used in operating activities	(591,256)	(2,717,856)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(580,044)	(139,725)
Purchases of intangible assets	(453,598)	(119,665)
Cash acquired in acquisition	971,454	—
Cash paid for investment in Ultra Emissions Technologies Ltd	—	(2,000,000)
Return of investment in Ultra Emissions Technologies Ltd	2,000,000	—
Payment of stock issuance costs	(377,246)	—
Distributions to noncontrolling interest	(47,921)	—
Net cash provided by (used in) investing activities	1,512,645	(2,259,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for debt issuance costs	—	(2,034)
Proceeds on notes payable	—	150,000
Payments for share issuance	—	(31,053)
Payments made on loan due to related party	(3,150,000)	—
Proceeds from exercise of stock options	179,918	395,572
Proceeds from exercise of warrants	—	2,700,000
Net cash provided by (used in) financing activities	(2,970,082)	3,212,485
Change in cash and cash equivalents	(2,048,693)	(1,764,761)
Cash and cash equivalents, beginning of the year	3,721,765	5,486,526
Cash and cash equivalents, end of the year	$1,673,072	$3,721,765
Supplemental disclosure of cash flow information:

Cash paid for interest	$110,979	$126,250
Exchange of common stock for non-controlling interest in Ilios	$—	$330,852
Issuance of stock to acquire American DG Energy, net	$18,482,656	$—
Issuance of Tecogen stock options in exchange for American DG Energy options	$114,896	$—
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Note 1 – Nature of business and operations
Tecogen Inc. ("Tecogen" or the “Company”), a Delaware Corporation, was incorporated on September 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. The Company produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Tecogen’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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
On November 28, 2017 after the dissolution of Ultratek, the Company created Ultera Technologies Inc., a Delaware corporation that is wholly owned by the Company ("Ultera Technologies"). Ultera Technologies was organized to continue to develop and commercialize Tecogen's patented technology, Ultera®, for the automotive market.
The Company’s operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
Acquisition of American DG Energy, Inc.
On May 18, 2017, we completed our acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of American DG Energy Inc. ("ADGE"), a company which installs, owns, operates and maintains completed distributed generation of electricity, or DG systems or energy systems, and other complementary systems at customer sites and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates.
Prior to the acquisition, ADGE was considered a related company because certain major stockholders had significant ownership positions in both companies. ADGE also had a sales representation agreement for Tecogen's products and service in New England and purchased the majority of its energy system from Tecogen.
Pursuant to the Merger Agreement, Tecogen acquired ADGE by means of a merger of one of our wholly owned subsidiaries (the "Merger Sub") with and into ADGE, so that ADGE became a wholly owned subsidiary of Tecogen. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of ADGE common stock, $.001 par value per share, was automatically converted into the right to receive 0.092 shares of common stock, $.001 par value per share, of Tecogen (the “Exchange Ratio”), with cash paid in lieu of any fractional shares. As a result of the Merger, Tecogen issued approximately 4,662,937 shares of Tecogen common stock at $4.02 per share. This price was based on the closing price of Tecogen's common stock on May 18, 2017, the closing date of the Merger. The aggregate value of the consideration to be paid in connection with the Merger to former holders of ADGE common stock, net of costs, was approximately $18.5 million. Upon consummation of the Merger, ADGE stock options and other equity awards converted into stock options and equity awards with respect to Tecogen common shares, after giving effect to the Exchange Ratio.
ADGE distributes, owns, and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling. ADGE's business model is to own the equipment that it installs at customer's facilities and to sell the energy produced by these systems to the customer on a long-term contractual basis. We have assumed these customer contracts and ADGE's business model and have fully incorporated ADGE's business into ours.

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
The accompanying consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries, ADGE and Ilios Inc. and a joint venture, American DG New York, LLC, or ADGNY in which ADGE holds a 51.0% interest. As the controlling partner, all major

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

decisions in respect of ADGNY are made by the ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter, the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On the Company’s balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of December 31, 2017.
Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method.
Noncontrolling interests in the net assets and operations of Ilios and ADGNY are reflected in the caption “Noncontrolling interest” in the accompanying consolidated financial statements. All intercompany transactions have been eliminated. In May 2016, the Company completed an exchange of common stock with the shareholders of Ilios and effected a statutory merger. Ilios is no longer a subsidiary.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s general deposit insurance limits. The amount on deposit at December 31, 2017 and 2016 which exceeded the $250,000 federally insured limit were approximately $1,172,911 and $3,471,765, respectively. The Company has not experienced any losses in such accounts and thus believes that it is not exposed to any significant credit risk on cash.
There was one customer who represented more than 10% of revenues for the year ended December 31, 2017 and no customers who represented more than 10% of revenues for the year ended December 31, 2016. The Company has approximately four hundred seventy customers who represented 100% of the revenues for the year ended December 31, 2017. There were no customers who represented more than 10% of the accounts receivable balance as of December 31, 2017, and one customer who represented 15% of the accounts receivable balance as of December 31, 2016.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity date of three months or less when purchased to be cash and cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2017 and 2016, the allowance for doubtful accounts was $22,400 and $29,665, respectively.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

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
The Company receives rebates and incentives from various utility companies and governmental agencies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of the installed unit and are earned upon the installation and inspection by the utility and are not related to or subject to adjustment based on the future operating performance of the installed units. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date. During 2017 the amount of rebates applied to the cost of construction was $64,395.
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
The favorable contract asset which relates to existing ADGE customer contracts is more fully described in Note 6., "Intangible assets and liabilities other than goodwill".
Impairment of Long-lived Assets
Long-lived assets, including intangible assets and property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2017.
Goodwill
The Company's goodwill was recorded as a result of the Company's asset acquisition of the permanent magnet generator technology in 2013 and the acquisition of ADGE in 2017. The Company tests its recorded goodwill for impairment as of the last day of the year, or more often if indicators of potential impairment exist, by determining if the carrying value of the Company's reporting units exceed estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business, significant negative industry or economic trends and a sustained period where market capitalization, plus an appropriate control premium is less than stockholders' equity.
The Company's impairment testing involves a step zero process. Step zero allows for management to first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying value. As of December 31, 2017, the Company determined that it was more likely than not that the fair value of the reporting units exceeded carrying value and therefore no impairment was recognized.
Income (loss) per Common Share
The Company computes basic loss per share by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with the convertible debentures, stock options and warrants to be dilutive common stock equivalents when the exercise/conversion price is less than the average market price of our common stock for the period. For the year ended December 31, 2017, the Company included 171,594 dilutive shares resulting from exercise of stock options. All shares issuable for December 31, 2016 were anti-dilutive because of the reported net loss.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Segment Information
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. Prior to the acquisition of ADGE (see Note 4."Acquisition of American DG Energy Inc."), the Company's operations were comprised of a single segment (see Note 16. "Segments").
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
With few exceptions, the Company is no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2014, with the exception of loss carryforwards in the event they are utilized in future years. The Company's tax returns are open to adjustment from 2001 forward, as a result of the fact that the Company has loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
Fair Value of Financial Instruments
The Company’s financial instruments are cash and cash equivalents, certificates of deposit, accounts receivable, available-for-sale securities, accounts payable, demand notes, and loans and convertible debentures due to related parties. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. At December 31, 2017, the recorded value on the consolidated balance sheet of the loan due to related party approximates fair value as the terms approximate those available for similar instruments. See Note 13. "Fair value measurements".
Revenue Recognition
Product and service revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Generally, sales of cogeneration and chiller units and parts are recognized when shipped and services are recognized over the term of the service period. Payments received in advance of services being performed are recorded as deferred revenue.
The Company recognizes revenue in certain circumstances before delivery has occurred (commonly referred to as bill and hold transactions). In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. For these transactions, the finished goods are segregated from inventory and normal billing and credit terms granted. For the years ended December 31, 2017 and 2016, bill and hold transactions in revenue were $1,141,684 and $2,588,458, respectively.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

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
Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as a cost of sale. Revenues from operations, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.
As a byproduct of the energy business, in some cases, the customer may choose to own the energy system rather than have it owned by ADGE. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings is recorded as unbilled revenue. Billings in excess of related costs and estimated earnings is recorded as deferred revenue.
Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.
The Company is able to participate in certain energy related programs and receive payments due to the availability of its energy systems. These programs provide incentive payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory.
Presentation of Sales Taxes
The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Shipping and Handling Costs
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.
Advertising Costs
The Company expenses the costs of advertising as incurred. For the years ended December 31, 2017 and 2016, advertising expense was approximately $278,000 and $134,000, respectively.
Research and Development Costs
Research and development expenditures are expensed as incurred. The Company’s total research and development expenditures of approximately $937,000 and $677,100 were recognized for each of the years ended December 31, 2017 and 2016, respectively.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

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
The Company utilizes actual forfeitures when calculating the expense for the period. Stock-based compensation expense recognized is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value awards regularly and if factors change and different assumptions are employed, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
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
See Note 12."Stockholders' equity" for a summary of the restricted stock and stock option activity under the Company's stock-based employee compensation plan for the years ended December 31, 2017 and 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). The Company plans to adopt this accounting standard update on a modified retrospective basis in the first quarter of 2018. Management has completed its assessment of the impact of the new revenue recognition standard and concluded that no significant differences are expected to result upon adoption.
In January 2016, the FASB issued an accounting standard update related to investments in equity securities requiring unrealized holding gains and losses to be included in net income. Prior to this update, unrealized holding gains and losses related to available-for-sale securities were included in accumulated other comprehensive income and not included in determining net income. This accounting standard update will be effective for the Company beginning in the first quarter of 2018 and is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company plans to adopt this accounting standard update in the first quarter of 2018 which will result in reclassification of $165,317 of cumulative unrealized holding losses from accumulated other comprehensive loss to accumulated deficit. The future impact of recognizing unrealized holding gains or losses in net income is dependent on the movement in the stock prices related to such investments.
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

Note 3 – Income (loss) per common share:
Basic and diluted income (loss) per share for the years ended December 31, 2017 and 2016, respectively, was as follows:

	2017	2016
Net income (loss) attributable to stockholders	$47,436	$(1,096,283)
Weighted average shares outstanding - Basic	23,171,033	19,295,922
Basic income (loss) per share	$0.00	$(0.06)
Weighted average shares outstanding - Diluted	23,342,627	19,295,922
Diluted income (loss) per share	$0.00	$(0.06)

Anti-dilutive shares underlying stock options outstanding	441,356	1,117,918
Anti-dilutive convertible debentures	—	889,831

Note 4 – Acquisition of American DG Energy Inc.
On May 18, 2017, we completed our acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of American DG Energy Inc. (“American DG Energy" or "ADGE”), a company which installs, owns, operates and maintains complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates, by means of a merger of one of our wholly owned subsidiaries with and into ADGE such that ADGE became a wholly owned subsidiary of Tecogen. We acquired ADGE to, among other reasons, expand our product offerings and benefit directly from the long-term contracted revenue streams generated by these installations. We gained control of ADGE on May 18, 2017 by issuing Tecogen Common Stock to the prior stockholders of ADGE.
We have included the financial results of ADGE in our condensed consolidated financial statements from the date of acquisition. For the year ended December 31, 2017, ADGE contributed $3,833,940 to our total revenues and $1,799,422 to our gross profit.
Acquisition related costs included in general and administrative expenses totaled $374,156 for the year ended December 31, 2017. Stock issuance related costs totaling $377,246 were netted against additional paid in capital during the year ended December 31, 2017.
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
Also in connection with the merger, Tecogen, at the effective time of the merger, assumed the outstanding stock options of ADGE as adjusted pursuant to the Exchange Ratio and subject to the terms of the merger agreement.
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

Consideration
Tecogen common stock - 4,662,937 shares	$18,745,007
Assumed fully vested equity awards	114,896
$18,859,903

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$1,542,137
Inventory	75,374
Prepaid and other current assets	358,628
Property, plant and equipment	12,186,664
Investment securities	519,568
Favorable contract asset	1,561,739
Financial liabilities	(1,912,859)
Unfavorable contract liability	(8,341,922)
Other liabilities	(939)
Total identifiable net assets	5,988,390
Noncontrolling interest in American DG New York, LLC	(453,272)
Goodwill	13,324,785
$18,859,903

Goodwill acquired of $13.3 million arising from the acquisition is primarily attributable to the going concern element of ADGE’s business, including its assembled workforce and the long-term contractual nature of its business, as well as expected cost synergies from the merger related primarily to the elimination of administrative overhead and duplicative personnel. None of the goodwill recognized is expected to be deductible for income tax purposes.
The favorable contract asset and the unfavorable contract liability, both of which relate to existing customer contracts, and the estimated amortization are more fully described in Note 6. "Intangible assets and liabilities other than goodwill".
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

	Year ended December 31,
	2017	2016
Total revenues	$36,232,650	$29,674,375
Net income (loss)	113,255	(253,132)
Basic earnings (loss) per share	$0.01	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.01)
One-time acquisition-related expenses related to the merger incurred during the period ended December 31, 2017 are not included in the unaudited pro forma financial information as they are not expected to have a continuing impact on the consolidated results.
The unaudited pro forma financial information does not include the revenues or results of operations of a subsidiary previously owned and consolidated by ADGE as that subsidiary was disposed of in 2016 prior to the acquisition by Tecogen and was considered to be a discontinued operation by ADGE. Additionally, the unaudited pro forma financial information does not include a gain recognized on deconsolidation of that same subsidiary by ADGE and an amount of interest cost related to ADGE's long-term debt which was extinguished contemporaneously with the disposition of the subsidiary.
Note 5 – Inventory
Inventories at December 31, 2017 and 2016 consisted of the following.

	2017	2016
Gross raw materials	$5,270,732	$4,658,872
Less - reserves	(283,000)	(266,000)
Net raw materials	4,987,732	4,392,872
Work-in-process	11,852	144,528
Finished goods	131,221	236,864
	$5,130,805	$4,774,264

Note 6 – Intangible Assets and Liabilities Other Than Goodwill
The Company capitalized $61,053 and $30,035 of product certification costs during the years ended December 31, 2017 and 2016, respectively. Also included in intangible assets are the costs incurred by the Company to acquire certain patents. These patents, once in service, will be amortized on a straight-line basis over the estimated economic life of the associated product, which range from approximately 7-10 years. The Company capitalized $181,637 and $77,240 of patent-related costs during the years ended December 31, 2017 and 2016, respectively. The Company capitalized $2,375 and $12,390 in trademarks during the years ended December 31, 2017 and 2016, respectively.

TECOGEN INC.

Intangible assets and liabilities at December 31, 2017 and 2016 consist of the following:

	December 31, 2017			December 31, 2016
Intangible assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product certifications	$605,704	$(285,341)	$320,363	$544,651	$(233,992)	$310,659
Patents	808,323	(154,972)	653,351	681,155	(123,012)	558,143
Developed technology	240,000	(76,000)	164,000	240,000	(60,000)	180,000
Trademarks	19,540	—	19,540	17,165	—	17,165
In Process R&D	263,001	—	263,001	—	—	—
Favorable contract asset	1,561,739	(85,536)	1,476,203	—	—	—
	$3,498,307	$(601,849)	$2,896,458	$1,482,971	$(417,004)	$1,065,967

Intangible liability
Unfavorable contract liability	$8,341,922	$(612,255)	$7,729,667	$—	$—	$—

The aggregate amortization expense related to intangible assets exclusive of contract related intangibles was $99,310 and $98,310 during the years ended December 31, 2017 and 2016, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the years ended December 31, 2017 and 2016 was $526,719 and $0, respectively.
Contract Asset and Liability
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company on May 18, 2017 (see Note 4. "Acquisition of American DG Energy Inc."). These contracts are long-term and provide customers with an alternative source of electrical power in addition to that provided by the local power utility, at rates that are lower than local utilities. This alternative electrical power is typically produced by ADGE owned, operated and maintained natural gas powered systems installed at the customers' sites, with ADGE bearing all costs of operation and maintenance. In addition to the alternative source of electrical power provided by ADGE’s systems, customers can opt to add and take advantage of the heat generated in the electrical production process in the form of hot water and/or space heating. Pricing to the customer for electrical power produced and supplied by ADGE under the contracts is under a fixed formula which requires the customer to pay for the kilowatts of electrical power provided at a fixed percentage discount to the local utility’s electric rate for that period. As a result, as utility rates for electrical power change, the amount ADGE is able to charge the customer under the contract also changes. There has been a sharp decrease in electric rates over the past several years, subsequent to the vast majority of customer contract dates, causing the billable value of the electrical power generated by ADGE’s systems to decrease, resulting in a deterioration of expected profitability. As of the date of acquisition, utility electric rates were significantly below the level anticipated at the time the fixed percentage discounts contained in the vast majority of ADGE’s customer contracts were contracted for, thus these contract terms, although they produce cash flow, were considered to be off market in the vast majority of ADGE’s customer contracts. Additionally, the demand and volume of kilowatts produced and billed for vary by contract and by period and in certain instances have been significantly below what was originally expected such that had it been known at the time the contract(s) were negotiated, it would have influenced ADGE’s determination of the level of the fixed percentage discount in those contracts.
The determination of fair value requires development of an estimate of the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Contracts are considered to be assets or liabilities by virtue of the rights and obligations inherent in the contract terms. Typically, contracts with terms considered to be at market are considered to have no fair value because in order to be entitled to the rights under the contract performance must occur for which a market rate of return is earned due to the at market terms. The fair value of a contract is primarily a measurement of its off market terms. The obligation to perform under a contract with terms that are unfavorable to market results in a liability to the extent its terms are off market. The resulting liability is an estimate of the price that would need to be paid to a willing market participant to assume the obligations under the contract in order for them to receive a market rate of return for their remaining performance obligation under the contract. The exact opposite holds true in instances where the terms of a contract are considered to be favorable to market. In that case an asset would exist as an estimate of the price that would be received from a willing market participant in order to be entitled to the rights under the contract.

TECOGEN INC.

In determining the estimate of fair value of ADGE’s customer contracts, the measure of market, and thus the baseline to measure the amount related to any of the off market terms or conditions with respect to the contracts, was considered best determined, given the nature of the services provided under the contracts, by utilizing a benchmark level of profit margin, in this case 35% of revenue which is consistent with the average return on revenue of US investor owned public utilities.
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term and charged against cost of sales in the accompanying consolidated statement of operations and comprehensive loss. Aggregate future amortization over the next five years is estimated to be as follows:

	Non-contract related intangibles	Contract related intangibles	Total
2018	$185,398	$(880,776)	(695,378)
2019	168,748	(781,505)	(612,757)
2020	162,591	(729,905)	(567,314)
2021	149,160	(730,478)	(581,318)
2022	142,083	(696,328)	(554,245)
Thereafter	592,733	(2,434,472)	(1,841,739)
	$1,400,713	$(6,253,464)	$(4,852,751)

Note 7 – Property, plant and equipment
Property, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	Estimated Useful Life (in Years)	2017	2016
Energy systems	1 - 15 years	$12,466,642	$—
Machinery and equipment	5 - 7 years	1,215,951	1,009,893
Furniture and fixtures	5 years	205,320	141,874
Computer software	3 - 5 years	115,253	102,415
Leasehold improvements	*	440,519	437,341
		14,443,685	1,691,523
Less - accumulated depreciation and amortization		(2,177,974)	(1,174,380)
Net property, plant and equipment		$12,265,711	$517,143
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2017 and 2016 was $1,114,540 and $165,695, respectively.

Note 8. Goodwill
Changes in the carrying amount of goodwill by reportable segment during the year was as follows:

	Product and Service	Energy Production	Total Company
Balance at December 31, 2016	$40,870	$—	$40,870
Acquisitions	—	13,324,785	13,324,785
Balance at December 31, 2017	$40,870	$13,324,785	$13,365,655

See Note 4. "Acquisition of American DG Energy Inc." for discussion of acquisition of goodwill.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Note 9 – Convertible debentures and loan due to related party
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note (the "Note") with Michaelson Capital Special Finance Fund LP, ("Michaelson"), for the principal amount of $3,000,000 with interest at 4% per annum for a term of three years. On April 1, 2016, the Company amended the Note increasing the total principal amount to $3,150,000 increasing the conversion price to $3.54 from $3.37, and extending the term until December 23, 2018. The amended Note was a senior secured obligation which paid interest only on a monthly basis in arrears at a rate of 4% per annum, unless earlier converted in accordance with the terms of the agreement prior to such date. The Note was secured by an all asset lien and was senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Note.
On December 14, 2017, the Company, through principal payment of $3,150,000 to Michaelson (the "Payment"), terminated the Senior Convertible Promissory Note with Michaelson. Through the Note, Michaelson was the Company's principle debt holder and a beneficial holder of approximately 5% of the Company's shares outstanding. There were no pre-payment penalties paid by the Company, as Michaelson provided a waiver of the pre-payment penalties that were contained in the Note. By completing the Payment, the Company has satisfied all of its obligations under the Note and the Note was cancelled. Below is a summary of the terms of the Note, as amended.
The Company could prepay all of the outstanding principal and interest due and payable under this Note in full, at any time prior to the maturity date for an amount equal to 120% of the then outstanding principal and interest due and payable as of the date of such prepayment.
In connection with the acquisition of American DG Energy, the Company assumed a loan from John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director. The loan is in the amount of $850,000 and bears interest at 6%, payable quarterly, and matures and becomes due and payable on May 25, 2018.
See Note 18. "Subsequent events" for discussion regarding a Summary of Proposed Terms and Conditions with a bank for a senior revolving credit facility of up to $10 million.

Note 10 – Commitments and contingencies
Operating Lease Obligations
The Company leases office space and warehouse facilities under various lease agreements which expire through March 2024. The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements, on a calendar year basis. Total rent expense for the years ended December 31, 2017 and 2016 amounted to $700,335 and $691,769, offset by $34,995 and $63,842 in rent paid by sub-lessees, to both related and unrelated parties, for a net amount of $665,340 and $627,927, respectively.
The Company leased one passenger vehicle under a lease agreement expiring in 2018. Vehicle rent expense amounted to $1,571 and $6,918 during the year ended December 31, 2017 and 2016, respectively.
Future minimum lease payments under all non-cancelable operating leases as of December 31, 2017 consist of the following:

Years Ending December 31,	Amount
2018	$588,021
2019	511,382
2020	513,742
2021	521,375
2022	529,115
2023 and thereafter	671,553
Total	$3,335,188

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Guarantees
The Company guarantees certain obligations of a former subsidiary of ADGE, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at December 31, 2017 of approximately $286,500 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $10,000 which is recorded as a liability in the accompanying financial statements.
Legal Proceedings
The Company is a party to a pending action in the United States District Court for the District of Massachusetts, described below, related to the Merger.
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
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion filings, defendants contend that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim. Defendants also assert that if the Federal Securities Law Claims are dismissed, the district court must also dismiss the State Law Claims because it would lack subject matter jurisdiction.
On February 28, 2018 the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018 the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018 the Defendants filed their answer.
The Company believes that the lawsuit is without merit and intends to defend vigorously. The Amended Complaint does not specify the amount of damages claimed and the likelihood of an unfavorable outcome is not reasonably estimable.

Note 11 – Product warranty
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
Changes in the Company’s warranty reserve were as follows:

Warranty reserve, December 31, 2015	$110,000
Warranty provision for units sold	169,180
Costs of warranty incurred	(131,180)
Warranty reserve, December 31, 2016	148,000
Warranty provision for units sold	128,100
Costs of warranty incurred	(142,600)
Warranty reserve, December 31, 2017	$133,500

Note 12 – Stockholders’ equity
Common Stock
Beginning on April 11, 2016, through its conclusion on May 3, 2016, the Company entered into numerous private placement share exchange agreements ("Share Exchange Agreements") with shareholders of Ilios ("Exchanging Shareholders"), a majority owned subsidiary of the Company. Pursuant to the Share Exchange Agreements, the Exchanging Shareholders agreed to exchange every 7.86 of their restricted Ilios shares of common stock for 1 share of the Company's restricted common stock. In addition, the Company granted each Exchanging Shareholder registration rights of the Company's common stock they received in exchange for their Ilios shares. The Company issued a total of 670,464 shares of its common stock in exchange for Ilios shares of common stock. Pursuant to the Registration Rights Agreement, the Company filed a registration statement covering the resale of the shares.
Upon execution of the exchange agreements for 100% of the shares of Ilios, the Company no longer had a non-controlling interest in its subsidiary. On April 30, 2016, Ilios was merged into the Company, and accounting for the noncontrolling interest in the subsidiary ended.
As discussed in Note 4. "Acquisition of American DG Energy Inc.", on May 18, 2017, the Company completed the acquisition of ADGE, by means of a stock-for-stock merger, of 100% of the outstanding common shares of ADGE in exchange for 4,662,937 shares of the Company's newly issued common stock.
The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2017 and 2016, there were 24,766,892 and 19,981,912 shares of Common Stock outstanding, respectively.
Preferred Stock
On February 13, 2013, the Company authorized 10 million shares of preferred stock. As of December 31, 2017, no preferred shares were issued or outstanding.
Warrants
In December 2015, 900,000 warrants were issued in conjunction with a private placement executed with the Ultra Emissions Joint Venture described in Note 15. In July 2016, the warrant holders exercised a total of 675,000 warrants with a $4.00 exercise price, resulting in cash proceeds of $2.7 million to the Company. The remaining 225,000 warrants expired on July 31, 2016. In conjunction with the Ultratek Joint Venture, the Board of Directors granted 250,000 warrants to Dr. Elias Samaras at $4.00 a share with an expiration date of December 28, 2017. The warrants granted to Dr. Samaras expired unexercised.
Stock-Based Compensation
The Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2017, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all Company option grants made after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2017 and 2016 was 2,123,747 and 1,607,357, respectively.
In 2017 the Company granted nonqualified options to purchase an aggregate of 45,000 shares of common stock in a range of $3.22 and $3.72 per share to certain employees. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2017 was $41,113. The weighted-average grant date fair value of stock options granted during 2017 was $0.91 per option.
In 2016, the Company granted nonqualified options to purchase an aggregate of 207,701 shares of common stock for between $0.79 and $4.27 per share to certain employees and a director. Of these options, 82,701 fully vested options were issued in conjunction with the merger of Ilios as replacement options for those previously granted Ilios options in Ilios. The remaining 125,000 options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2016 was $236,315. The weighted-average grant date fair value of stock options granted during 2016 was $1.14 per option.

Stock option activity for the year ended December 31, 2017 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,117,918	$0.79-$5.39	$3.10	5.00 years	$1,415,150
Granted	45,000	$3.22-$3.72	3.35
Assumed in merger	156,124	$3.15-$30.33	10.35
Exercised	(122,043)	$0.79-$2.00	1.47
Canceled and forfeited	(135,447)	$2.60-30.33	9.28
Outstanding, December 31, 2017	1,061,552	$0.79-$18.15	$3.60	4.95 years	$291,449
Exercisable, December 31, 2017	874,202		$3.46		$291,449
Vested and expected to vest, December 31, 2017	1,033,450		$3.58		$291,449
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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2017 and 2016 are as follows:

Stock option awards:	2017	2016
Expected life	6.25 years	6.25 years
Risk-free interest rate	1.86%	1.22%
Expected volatility	23.10%	32.80%
The Company granted restricted stock awards to its employees and directors. The performance based awards have vesting schedules of 25% or 33% per year beginning one year after the Company's IPO in 2014.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Restricted stock activity for the year ended December 31, 2017 was as follows:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, December 31, 2016	77,508	$1.31
Granted	—	—
Vested	(34,587)	1.31
Forfeited	—	—
Unvested, December 31, 2017	42,921	$1.31

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation of $183,768 and $165,931, respectively, related to the issuance of stock options and restricted stock. No tax benefit was recognized related to the stock-based compensation recorded during the years. At December 31, 2017 and 2016, the total compensation cost related to unvested restricted stock awards and stock option awards not yet recognized is $281,554 and $444,939, respectively. This amount will be recognized over a weighted average period of 1.57 years.

Note 13 – Fair value measurements
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
Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.
The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy.

December 31, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$354,251	$—	$354,251	$—	$(165,317)
Total recurring fair value measurements	$354,251	$—	$354,251	$—	$(165,317)
The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power Inc. as an available-for-sale security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we are classifying as Level 2.

Note 14 – Retirement plans
The Company has a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The Company contributed approximately $231,945 and $96,641 to the Plan in 2017 and 2016, respectively.

Note 15 – Related party transactions
The Company has two affiliated companies, namely Ultra Emissions Technologies S.ar.L, and TTcogen LLC. These companies are related because either several of the major stockholders of those companies have a significant ownership position in the Company or they are joint ventures between Tecogen and other parties.
In January of 2017, prior to its acquisition of American DG Energy, the Company purchased a large quantity of used equipment from ADGE for approximately $985,000. Tecogen sold the majority of this equipment to specific customers during the year and plans to sell the remainder in the coming year.
In connection with the acquisition of American DG Energy, the Company assumed a loan from John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director. The loan is in the amount of $850,000 and bears interest at 6%, payable quarterly, and matures and becomes due and payable on May 25, 2018.
Ultra Emissions Technologies S.ar.L
On December 28, 2015, the Company entered into a joint venture agreement relating to the formation of a joint venture company (the “JV”) organized to develop and commercialize Tecogen’s patented technology (“Ultera® Technology”) designed to reduce harmful emissions generated by engines using fossil fuels. The joint venture company, called Ultra Emissions Technologies S.ar.L, formerly known as "Ultra Emissions Technologies Limited" ("Ultratek"), was originally organized under the laws of the Island of Jersey, Channel Islands.
The Company received a 50% equity interest in the JV in exchange for a fully paid-up worldwide license to use Tecogen’s Ultera emissions control technology in the field of mobile vehicles burning fossil fuels. The other half of the joint venture equity interests were purchased for $3,000,000 by a small group of non US investors. Warrants to purchase additional equity securities in the JV were granted to all parties pro rata. If the venture is not successful, all licensed intellectual property rights will revert to Tecogen.
On August 2, 2016, Tecogen exercised 2,000,000 warrants (the "Ultratek Warrants"), to purchase shares of the JV, at $1.00 per share, for an aggregate amount of $2 million. The funds used to exercise the Ultratek Warrants were acquired by the Company from the holders of certain Company warrants (the "Tecogen Warrant Holders"), when they partially exercised their Tecogen warrants (the "Tecogen Warrants"), in July of 2016. The Tecogen Warrant Holders exercised a total of 675,000 Tecogen Warrants with a $4.00 exercise price, resulting in cash proceeds of $2,700,000 to the Company, which the Company then used in part to invest in the JV. An additional $8,500,000 was raised from other outside investors for a total equity investment in the JV to date of $13,500,000. Due to this investment, Tecogen's ownership decreased to 43%.
By unanimous written consent on October 24, 2017, the shareholders of Ultratek voted to dissolve Ultratek, thus terminating the joint venture agreement dated December 28, 2015 and the license agreement between the Company and Ultratek. This joint venture agreement and license agreement is described in its entirety on the Company's Form 8-K that was filed with the Securities and Exchange Commission on December 31, 2015.
Pursuant to the unanimous shareholder consent dissolving Ultratek, the Company received its full $2,000,000 investment in Ultratek upon the completion of the liquidation process. Further, upon termination of the license agreement all intellectual property immediately reverted to the Company. Upon dissolution, the Company purchased all of the remaining assets of Ultratek, including new intellectual property that Ultratek developed and other assets, for a total purchase price of $400,000. The net amount due from Ultratek as of December 31, 2017 and 2016 was $0 and $65,631, respectively.
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., an unrelated corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer ("Tedom"), entered into a joint venture, pursuant to which the Company held a 50% participating interest and the remaining 50% interest was held by Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expand the current Tecogen product offerings to

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

the MicroCHP of 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sales leads to TTcogen regarding the products agreed to by the parties, and Tecogen had the first right to repair and maintain the products sold by TTcogen.
The Company accounts for its interest in TTcogen's operations using equity method accounting. Any initial operating losses of TTcogen are to be borne and funded by Tedom. To the extent any such losses are borne and funded solely by Tedom, the Company will not recognize any portion of such losses because the Company did not guarantee the obligations of the joint venture nor commit to provide funding to the joint venture.
On September 22, 2017, the Company notified Tedom and Tedom USA Inc., a Delaware subsidiary of Tedom (“Tedom USA”) that it was exercising its rights under the Joint Venture Agreement dated May 19, 2016 ("JVA") and the TTcogen LLC Operating Agreement ("LLC Operating Agreement"), to terminate the JVA and LLC Operating Agreement. This notice began the dissolution process under the LLC Operating Agreement. The Company is working with Tedom to wind up TTcogen as provided for in the JV Agreement and LLC Operating Agreement.
Revenue from sales of cogeneration and chiller systems, parts, installations and service to TTcogen during the years ended December 31, 2017 and 2016 amounted to $347,275 and $93,143, respectively. The amounts due to Tecogen from TTcogen and Tedom USA as of December 31, 2017 was $585,492 and $10,259, respectively. The amounts due to Tecogen from TTcogen and Tedom USA as of December 31, 2016 was $107,377 and $692, respectively. These amounts are recorded in the accompanying consolidated balance sheets as due from related parties.
During the years ended December 31, 2017 and 2016, the Company had a loan with John N. Hatsopoulos, the Co-Chief Executive Officer of both companies. Details of these transactions can be found in Note 9. "Convertible debentures and loan due to related party".
On December 23, 2013, the Company entered into a Senior Convertible Promissory Note with Michaelson Capital Special Finance Fund LP. On April 1, 2016, this note was amended to extend the maturity date and revise the security and conversion price. On December 14, 2017 the note was discharged. Details of this payoff and discharge can be found in Note 9. "Convertible debentures and loan due to related party".
John N. Hatsopoulos’ salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 50% of his business time on the affairs of the Company; however such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.
The Company subleases portions of its corporate offices and manufacturing facility to sub-tenants under annual sublease agreements. For the years ended December 31, 2017 and 2016, the Company received $34,995 and $48,092, respectively, from ADGE pre-merger and others.

Note 16 – Segments
As of December 31, 2017, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 4. "Acquisition of American DG Energy Inc."), the Company’s operations were comprised of a single segment.The following table presents information by reportable segment for the years ended December 31, 2017 and 2016:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Year ended December 31, 2017
Revenue - external customers	$29,368,726	$3,833,940	$—	$33,202,666
Intersegment revenue	750,692	—	(750,692)	—
Total revenue	30,119,418	3,833,940	(750,692)	33,202,666
Gross profit	11,154,982	1,799,422	—	12,954,404
Identifiable assets	24,234,505	26,436,571	—	50,671,076

Year ended December 31, 2016
Revenue - external customers	$24,490,386	$—	$—	$24,490,386
Intersegment revenue	—	—	—	—
Total revenue	24,490,386	—	—	24,490,386
Gross profit	9,300,678	—	—	9,300,678
Identifiable assets	15,674,327	—	8,067,034	23,741,361
(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

Note 17 – Income taxes
A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Pre-tax book income (loss)	$97,697	$(1,161,245)
Expected tax at 34%	33,217	(394,823)

Permanent differences:
Machinery & equipment	10,888	5,459
Stock compensation	(179,084)	—
Non-deductible interest	10,788	—
Other	26	754

State taxes:
Current	—	—
Deferred	(24,960)	(96,754)

Other items:
Federal research and development credits	(33,406)	(15,996)
Change in valuation allowance	277,000	96,754
Deferred tax past year true-up's	191,355	(8,584)
ADGE deferred tax assets and liabilities at purchase	(3,702,013)	—
ADGE other post-closing adjustments	(1,330,665)	—
Change in statutory tax rate for deferred tax assets-Federal	4,914,329	—
Change in statutory tax rate for deferred tax assets-State	(167,475)	—
Unbenefitted operating losses	—	413,190
Income tax provision	$—	$—
The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carryforwards	$7,429,000	$6,885,000
R&D and ITC credit carryforwards	203,000	145,000
Accrued expenses and other	879,000	1,740,000
Accounts receivable	6,000	11,000
Inventory	73,000	208,000
Property, plant and equipment	801,000	125,000
Deferred tax assets	9,391,000	9,114,000
Valuation allowance	(9,391,000)	(9,114,000)
Deferred tax assets, net	$—	$—

At December 31, 2017, the Company had approximately $30,982,000 of Federal Loss Carryforwards that expire beginning in the year 2021 through 2037. In addition, the Company has varying amounts of state net operating losses, expiring at various dates starting in 2018 through 2037.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. A significant provision of the act was to reduce the statutory Federal tax rate from 34% to 21%. During 2017, the Company’s valuation allowance increased by $277,000. This increase is net of a $4,747,000 decrease attributable to the reduction in tax rates, and was otherwise significantly affected by the absorption of deferred tax attributes associated with its acquisition of American DG Energy, Inc.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2017 and 2016

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established for 2016 and 2017 respectively.

Utilization of the NOL and research and development credit carryforwards are subject to a substantial annual limitation due to ownership changes, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company acquired a new subsidiary, American DG Energy, Inc. during 2017, by acquiring 100 percent of the company's stock. Accordingly, utilization of their consolidated and/or separately computed NOL and/or tax credit carryforwards will be subject to an annual limitation under Internal Revenue Code Section 382. Any such limitation may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The extent of the limitation, and related allocation and impact upon the NOL and credit carryforwards, has not been determined as of the financial statement reporting date.

A full valuation allowance has been provided against the Company's loss carryforwards and, if an adjustment is required under Section 382, it would be offset by a corresponding adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017 or 2016.

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is thus still open to examination from tax year 2014 for both federal and state jurisdictions.

Note 18 – Subsequent events
On February 26, 2018, the Company signed a Summary of Proposed Terms and Conditions ("Term Sheet") with a bank, which, upon successful due diligence and the successful execution of a loan agreement, is expected to provide a senior revolving credit facility of up to $10 million to provide working capital to the Company for a period of three years, with interest at LIBOR plus 3.0%.
The Company has evaluated subsequent events through the date of this report and determined that there are no additional subsequent events that have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.