Form 10-Q
period 2018-03-31
TECOGEN INC.
filed 2018-05-15
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Title of each class	Outstanding, April 30, 2018
Common Stock, $0.001 par value	24,819,646

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,202,334	$1,673,072
Accounts receivable, net	11,790,537	9,536,673
Unbilled revenue	4,745,320	3,963,133
Inventory, net	5,096,023	5,130,805
Due from related party	—	585,492
Prepaid and other current assets	870,680	771,526
Total current assets	23,704,894	21,660,701
Property, plant and equipment, net	12,048,483	12,265,711
Intangible assets, net	2,948,359	2,896,458
Goodwill	13,365,655	13,365,655
Other assets	462,870	482,551
TOTAL ASSETS	$52,530,261	$50,671,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,835,299	$5,095,285
Accrued expenses	1,705,890	1,416,976
Deferred revenue	1,509,224	1,293,638
Loan due to related party	850,000	850,000
Interest payable, related party	64,840	52,265
Total current liabilities	10,965,253	8,708,164
Long-term liabilities:
Deferred revenue, net of current portion	303,002	538,100
Unfavorable contract liability, net	7,464,950	7,729,667
Total liabilities	18,733,205	16,975,931
Commitments and contingencies (Note 9)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,807,096 and 24,766,892 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24,807	24,767
Additional paid-in capital	56,264,398	56,176,330
Accumulated other comprehensive loss-investment securities	—	(165,317)
Accumulated deficit	(22,940,803)	(22,796,246)
Total Tecogen Inc. stockholders’ equity	33,348,402	33,239,534
Noncontrolling interest	448,654	455,611
Total stockholders’ equity	33,797,056	33,695,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,530,261	$50,671,076
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues
Products	$3,673,506	$2,807,347
Services	4,719,386	4,039,420
Energy production	1,782,535	—
Total revenues	10,175,427	6,846,767
Cost of sales
Products	2,409,115	1,756,849
Services	2,782,854	2,175,245
Energy production	1,145,655	—
Total cost of sales	6,337,624	3,932,094
Gross profit	3,837,803	2,914,673
Operating expenses
General and administrative	2,789,549	2,208,905
Selling	675,118	447,452
Research and development	302,230	180,614
Total operating expenses	3,766,897	2,836,971
Income from operations	70,906	77,702
Other expense
Interest income and other expense, net	(1,072)	(1,213)
Interest expense	(13,013)	(31,702)
Unrealized loss on investment securities	(19,681)	—
Total other expense, net	(33,766)	(32,915)
Consolidated net income	37,140	44,787
Income attributable to the noncontrolling interest	(16,381)	—
Net income attributable to Tecogen Inc.	$20,759	$44,787

Net income per share - basic	$0.00	$0.00
Net income per share - diluted	$0.00	$0.00
Weighted average shares outstanding - basic	24,803,527	20,037,795
Weighted average shares outstanding - diluted	24,881,185	20,317,142

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$37,140	$44,787
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, accretion and amortization, net	199,181	64,281
Provision (recovery) of inventory reserve	1,000	(36,000)
Stock-based compensation	40,416	48,842
Non-cash interest expense	—	203
Loss on sale of assets	4,120	2,909
Provision for losses on accounts receivable	4,600	—
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	(1,496,737)	(471,660)
Unbilled revenue	(549,647)	(77,410)
Inventory, net	33,782	(1,265,013)
Due from related party	—	(75,705)
Prepaid expenses and other current assets	(99,153)	(199,561)
Other non-current assets	19,681	(69,875)
Increase (decrease) in:
Accounts payable	855,949	644,323
Accrued expenses and other current liabilities	288,913	(224,394)
Deferred revenue	(64,122)	61,364
Interest payable, related party	12,575	—
Net cash used in operating activities	(712,302)	(1,552,909)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(145,326)	(73,330)
Proceeds from sale of assets	3,606	—
Purchases of intangible assets	(83,856)	(53,608)
Cash acquired in asset acquisition	442,786	—
Expenses associated with asset acquisition	(553)	—
Distributions to noncontrolling interest	(23,338)	—
Net cash provided by (used in) investing activities	193,319	(126,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	48,245	106,835
Net cash provided by financing activities	48,245	106,835
Change in cash and cash equivalents	(470,738)	(1,573,012)
Cash and cash equivalents, beginning of the period	1,673,072	3,721,765
Cash and cash equivalents, end of the period	$1,202,334	$2,148,753

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$31,150
Exchange of stock for non-controlling interest in Ilios	$—	$330,852

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
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger (see Note 4. Acquisition of American DG Energy Inc.).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.
There have been certain changes in accounting principles as discussed below in the section entitled "Significant New Accounting Standards Adopted this Period.".
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries American DG Energy Inc., TTcogen LLC, and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51.0% interest. Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Significant New Accounting Standards Adopted this Period
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update (ASU 2014-09) related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, supersedes nearly all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted this accounting standard update on a modified retrospective basis in the first quarter of 2018. See Note 2., Revenue for further discussion.
Investments in Equity Securities In January 2016, the FASB issued an accounting standard update related to investments in equity securities requiring unrealized holding gains and losses to be included in net income. Prior to this update, unrealized holding gains and losses related to available-for-sale securities were included in accumulated other comprehensive income and not included in determining net income. This accounting standard update became effective for the Company beginning in the first quarter of 2018 and is applied by means of a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The Company adopted this accounting standard update in the first quarter of 2018 which resulted in reclassification of $165,317 of cumulative unrealized holding losses from accumulated other comprehensive loss to accumulated deficit. The future impact of recognizing unrealized holding gains or losses in net income is dependent on the movement in the stock prices related to such investments.

Significant New Accounting Standards or Updates Not Yet Effective

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

Note 2. Revenue

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.

Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. The Company has elected to exclude from revenue any value add, sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.

The adoption and application of ASU 2014-09 did not have an impact upon adoption or on the amounts reported for the interim period ended March 31, 2018 as compared with the guidance that was in effect before the adoption and application of ASU 2014-09.

Disaggregated Revenue

In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2018.

	Products and Services	Energy Production	Total
Products	$3,673,506	$—	$3,673,506
Installation services	2,405,655	—	2,405,655
Maintenance services	2,313,731	—	2,313,731
Energy production	—	1,782,535	1,782,535
Total revenue	$8,392,892	$1,782,535	$10,175,427

Product and Services Segment

Products. We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point a customer takes ownership to the product. Payment terms on product sales are generally 30 days.

We recognize revenue in certain circumstances before delivery to the customer has occurred (commonly referred to as bill and hold transactions). We recognize revenue related to such transactions once, among other things, the customer has made a written fixed commitment to purchase the product(s) under normal billing and credit terms, the customer has requested the product(s) be held for future delivery as scheduled and designated by them, risk of ownership has been assumed by the customer, and the product(s) are tagged as sold and segregated for storage awaiting further direction from the customer. Due to the infrequent nature and duration of bill and hold arrangements, the value associated with custodial storage services is deemed immaterial in the context of the contract and in total, and accordingly, none of the transaction price is allocated to such service.

Depending on the product and terms of the arrangement, we may defer the recognition of a portion of the transaction price received because we have to satisfy a future obligation (e.g., product start-up service). Amounts allocated to product start-up services are recognized as revenue when the start-up service has been completed. We use an observable selling price to determine standalone selling prices where available and either a combination of an adjusted market assessment approach, an expected cost plus a margin approach, and/or a residual approach to determine the standalone selling prices for separate performance obligations as a basis for allocating contract consideration when an observable selling price is not available. Amounts received but not recognized pending completion of performance are recognized as contract liabilities and are recorded as deferred revenue along with deposits by customers.

Installation Services. We provide both complete turnkey installation services and what we refer to as light installation services. Complete turnkey installation services typically include all necessary engineering and design, labor, subcontract labor and service, and ancillary products and parts necessary to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Light installation services typically include some engineering and design as well as certain ancillary products and parts necessary for the customers’ installation of a cogeneration unit.

Under light installation contracts, revenue related to ancillary products and parts is recognized when we transfer control of such items to the customer, generally when we ship them from our manufacturing facility, with revenue related to engineering and design services being recognized at the point where the customer can benefit from the service, generally as completed. Generally billings under light installation contracts are made when shipped and/or completed, with payment terms generally being 30 days.

Under complete turnkey installation service contracts revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts is satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards satisfaction of the performance obligation based on an input method based on cost which we believe is the most faithful depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually determined milestones of progress have been achieved, with payment terms generally being 30 days.

Maintenance Services. Maintenance services are provided under either long-term maintenance contracts or one time maintenance contracts. Revenue under one time maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

or when the periodic maintenance activities are completed where the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to that amount to which we have the right to invoice the customer under the contract.

Energy Production Segment

Energy Production. Revenue from energy contracts is recognized when electricity, heat, hot and/or chilled water is produced by the Company owned on-site cogeneration systems. Each month we bill the customer and recognize revenue for the various forms of energy delivered, based on meter readings which capture the quantity of the various forms of energy delivered in a given month, under a contractually defined formula which takes into account the current month's cost of energy from the local power utility.

As the various forms of energy delivered by us under energy production contracts are simultaneously delivered and consumed by the customer, our performance obligation under these contracts is considered to be satisfied over time. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to that amount to which we have the right to invoice the customer under the contract. Payment terms on invoices under these contracts are generally 30 days.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets.

Revenue recognized during the interim period ended March 31, 2018 that was included in unbilled revenue at the beginning of the period was approximately $2.6 million. Approximately $1.8 million of revenue was billed in this period that had been recognized in previous periods.

Revenue recognized during the interim period ended March 31, 2018 that was included in deferred revenue at the beginning of the period was approximately $1.6 million.

The decrease in the deferred revenue balance during the interim period ended March 31, 2018 is primarily a result of $1.6 million of revenue recognized during the period that was included in the deferred revenue balance at the date of adoption, offset by cash payments of $1.5 million received in advance of satisfying performance obligations.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, excluding certain maintenance contracts and all energy production contracts where a direct measurement of the value to the customer is used as a method of measuring progress towards completion of our performance obligation. Exclusion of these remaining performance obligations is due in part to the inability to quantify values based on unknown future levels of delivery and in some cases rates used to bill customers. Remaining performance obligations therefore consist of unsatisfied or partially satisfied performance obligations related to fixed price maintenance contracts and installation contracts.

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 million. The Company expects to recognize revenue of approximately 99% of the remaining performance obligations over the next 24 months, 77% recognized in the first 12 months and 22% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three months ended March 31,
	2018	2017
Net income attributable to stockholders	$20,759	$44,787
Weighted average shares outstanding - Basic	24,803,527	20,037,795
Basic income per share	$0.00	$0.00
Weighted average shares outstanding - Diluted	24,881,185	20,317,142
Diluted income per share	$0.00	$0.00
Anti-dilutive shares underlying stock options outstanding	77,658	—
Anti-dilutive convertible debentures	—	889,830

Note 4. Acquisition of American DG Energy Inc.

On May 18, 2017, we completed our acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of American DG Energy Inc. (“American DG Energy" or "ADGE”), a company which installs, owns, operates and maintains complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates, by means of a merger of one of our wholly owned subsidiaries with and into ADGE such that ADGE became a wholly owned subsidiary of Tecogen. We acquired ADGE to, among other reasons, expand our product offerings and benefit directly from the long-term contracted revenue streams generated by these installations. We gained control of ADGE on May 18, 2017 by issuing common stock of the Company to the prior stockholders of ADGE.

We have included the financial results of ADGE in our condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2018, ADGE contributed $1,782,535 to our total revenues and $636,880 and to our gross profit.
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for Tecogen and ADGE as though the companies were combined as of the beginning of fiscal 2017. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the acquisition including amortization charges and credits from acquired intangible assets and liabilities (certain of which are preliminary), and depreciation adjustments related to fair value as though the aforementioned companies were combined as of the beginning of fiscal 2017. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2017.

Three months ended March 31, 2017
Total revenues	$8,276,124
Net income (loss)	(460,935)
Basic earnings (loss) per share	(0.02)
Diluted earnings (loss) per share	(0.02)

     One-time acquisition-related expenses related to the merger incurred during the three-month period ended March 31, 2017 are not included in the unaudited pro forma financial information as they are not expected to have a continuing impact on the consolidated results.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment

Property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2018	December 31, 2017
Energy systems	1 - 15 years	$12,548,796	$12,466,642
Machinery and equipment	5 - 7 years	1,284,203	1,215,951
Furniture and fixtures	5 years	104,317	205,320
Computer software	3 - 5 years	233,478	115,253
Leasehold improvements	*	450,772	440,519
		14,621,566	14,443,685
Less - accumulated depreciation and amortization		(2,573,083)	(2,177,974)
		$12,048,483	$12,265,711
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2018 and 2017 was $402,336 and $39,453, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2018 and December 31, 2017 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2018			December 31, 2017
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$651,639	$(298,874)	$352,765	$605,704	$(285,341)	$320,363
Patents	844,309	(162,343)	681,966	808,323	(154,972)	653,351
Developed technology	240,000	(80,000)	160,000	240,000	(76,000)	164,000
Trademarks	20,540	—	20,540	19,540	—	19,540
In Process R&D	263,936	—	263,936	263,001	—	263,001
Favorable contract asset	1,561,739	(122,194)	1,439,545	1,561,739	(85,536)	1,476,203
	$3,611,770	$(663,411)	$2,948,359	$3,498,307	$(601,849)	$2,896,458

Intangible liability
Unfavorable contract liability	$8,341,922	$(876,972)	$7,464,950	$8,341,922	$(612,255)	$7,729,667
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2018 and 2017 was $24,903 and $24,828, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three months ended March 31, 2018 and 2017 was $228,059 and $0, respectively.

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company on May 18, 2017 (see Note 4. Acquisition of American DG Energy Inc.).

Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term. Aggregate future amortization over the next five years is estimated to be as follows:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Year 1	$(628,543)
Year 2	(517,196)
Year 3	(524,276)
Year 4	(535,463)
Year 5	(494,180)

Note 7. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of March 31, 2018, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2018 was 2,122,356.
Stock option activity for the three months ended March 31, 2018 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,061,552	$0.79-$18.15	$3.60	4.95 years	$291,449
Granted	37,000	$2.30-$2.70	$2.43
Exercised	(40,204)	$1.20	$1.20
Canceled and forfeited	(35,609)	$2.60-$6.74	$4.31
Outstanding, March 31, 2018	1,022,739	$0.79-$18.15	$3.62	5.41 years	$312,550
Exercisable, March 31, 2018	811,864		$3.54		$296,630
Vested and expected to vest, March 31, 2018	991,108		$3.61		$312,550
Consolidated stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $40,416 and $48,842, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company does not currently have any Level 3 financial assets or liabilities.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2018 by level within the fair value hierarchy.

March 31, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$334,570	$—	$334,570	$—	$(184,998)
Total recurring fair value measurements	$334,570	$—	$334,570	$—	$(184,998)

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies as Level 2.

The following table summarizes changes in level 2 assets which are comprised of marketable equity securities for the period:

Fair value at acquisition on May 17, 2017	$519,568
Unrealized loss included in other comprehensive loss for the year ended December 31, 2017	(165,317)
Fair value at December 31, 2017	354,251
Unrealized loss included in net income for the quarter ended March 31, 2018	(19,681)
Fair value at March 31, 2018	$334,570

Note 9. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at March 31, 2018 of approximately $279,500 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $10,000 which is recorded as a liability in the accompanying financial statements.
Legal Proceedings
The Company is a party to a pending action in the United States District Court for the District of Massachusetts, described below, related to the merger with ADGE.
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and the wholly owned subsidiary of the Company that merged with ADGE ("Merger Sub") were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleged class action claims arising out of the proposed Merger. On May 31, 2017, May voluntarily dismissed the action and consolidated his claims with the pending federal action in the United States District Court for the District of Massachusetts, described below. If the complaint in the federal court is dismissed, it is possible that May or another plaintiff will recommence an action in state court with similar claims to those asserted by May.
United States District Court Action
On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanna M. Petersen, Christine M. Klaskin, John Rowe, Joan

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Giacinti, Elias Samaras, Tecogen., Merger Sub., and Cassel Salpeter and Co., LLC, as defendants. The action is captioned Vardakas v. American DG Energy, Inc., Case No. 17-CV-10247(LTS). At the time Vardakas commenced the action, his complaint challenged the proposed Merger between Tecogen and ADGE.
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
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion papers, defendants contended that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim.
On February 28, 2018, the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018 the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018, the Defendants filed their first answer. On May 2, 2018, the Defendants filed their amended answer to assert further defenses, and the judge in the district court ordered the parties to hold a mediation session.
The Company believes that the lawsuit is without merit and intends to defend vigorously. The Amended Complaint does not specify the amount of damages claimed and the likelihood of an unfavorable outcome is not reasonably estimable.
Note 10. Related Party Transactions
In January of 2017, prior to its acquisition of American DG Energy, the Company purchased a large quantity of used equipment from American DG Energy for approximately $985,000. Tecogen has sold a majority of this equipment to specific customers during the previous quarters.
In connection with the acquisition of American DG Energy, the Company assumed a loan from John N. Hatsopoulos, the Company's Co-Chief Executive Officer and a Company Director. The loan is in the amount of $850,000 and bears interest at 6%, payable quarterly. On May 4, 2018, the Company, through payment of $919,590, terminated the loan and all obligations under the loan.
Ultra Emissions Technologies Ltd. ("Ultratek")
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
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., a corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer ("Tedom"), entered into a joint venture, where the Company held a 50% participating interest and the remaining 50% interest was held by Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expand the current Tecogen product offerings to the MicroCHP of 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sale leads to TTcogen regarding the products agreed to by the parties and Tecogen would have the first right to repair and maintain the products sold by TTcogen.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Until the Company acquired the assets of TTcogen, the Company accounted for its interest in TTcogen's operations using the equity method of accounting. Any initial operating losses of TTcogen were borne and funded by Tedom. To the extent any such losses were borne and funded solely by Tedom, the Company did not recognize any portion of such losses given the Company did not guarantee the obligations of the joint venture nor is it committed to provide funding to the joint venture.

On September 22, 2017, the Company provided written notice to Tedom and Tedom USA Inc., a Delaware subsidiary of Tedom (“Tedom USA”) that the Company is exercising its rights under the Joint Venture Agreement dated May 19, 2016 ("JVA") and the TTcogen LLC Operating Agreement ("LLC Operating Agreement"), of the immediate termination of the JVA and LLC Operating Agreement. This notice began the dissolution process under the LLC Operating Agreement.

On March 27, 2018, the Company entered into a Membership Interest Purchase and Wind-Down Agreement (the “Purchase Agreement”) among the Company, Tedom, Tedom USA, and TTcogen. The Purchase Agreement follows the mutual agreement of the parties to terminate the joint venture between the Company and Tedom that resulted in the creation of TTcogen, and implements the acquisition by the Company of Tedom USA’s 50% membership interest in TTcogen for a purchase price of one dollar, plus $72,597, which represents a portion of Tedom USA's initial investment in TTcogen, minus certain adjustments.

The Purchase Agreement also grants TTcogen and the Company the exclusive right to market, sell, and distribute Tedom’s Micro T35 combined heat and power equipment within an agreed territory in the northeastern United States under certain conditions, and limits the Company’s right to sell certain competing products. The Company will provide services for Tedom equipment sold by TTcogen or the Company.

The acquisition of Tedom's 50% membership interest for $72,598 was accounted for as an acquisition of assets, and not a business combination, due to the lack of an assembled workforce. The Company adopted the provisions of ASU 2017-01 "Business Combinations - Clarifying the Definition of a Business" at the beginning of 2018, which require, at a minimum, the presence of a input and substantive process that together significantly contribute to the ability to create an output. The lack of an assembled workforce results in the non presence of a substantive process. The following represents the consideration for and the fair value of assets acquired and liabilities assumed recognized at the acquisition date:

Cash	$442,786
Accounts receivable	176,235
Unbilled revenue	232,540
Fixed assets	47,508
Intangible assets	29,607
Accounts payable	(811,468)
Deferred revenue	(44,610)
Cash payable	$72,598

The intangible asset represents contract backlog related to acquired contracts. The value assigned to contract backlog was determined based on the result of a discounted cash flow analysis, which resultant value was capped so as to preclude recognition of any amount in excess of cost after considering the fair values assigned to other assets acquired and liabilities assumed.
Note 11. Segments
As of March 31, 2018, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 4. “Acquisition of American DG Energy Inc.”), the Company’s operations were comprised of a single segment.The following table presents information by reportable segment for the three months ended March 31, 2018 and 2017:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended March 31, 2018

Revenue - external customers	$8,392,892	$1,782,535	$—	$10,175,427
Intersegment revenue	355,169	—	(355,169)	—
Total revenue	$8,748,061	$1,782,535	$(355,169)	$10,175,427
Gross profit	$3,200,923	$636,880	$—	$3,837,803
Identifiable assets	$20,828,118	$13,394,893	$18,922,000	$53,145,011

Three months ended March 31, 2017

Revenue - external customers	$6,846,767	$—	$—	$6,846,767
Intersegment revenue	—	—	—	—
Total revenue	$6,846,767	$—	$—	$6,846,767
Gross profit	$2,914,673	$—	$—	$2,914,673
Identifiable assets	$17,524,410	$—	$6,898,911	$24,423,321

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 12. Subsequent Events
On May 4, 2018 ("Closing Date") the Company, and its wholly owned subsidiaries, American DG Energy Inc. and TTcogen LLC (collectively, the "Borrowers"), entered into a Credit Agreement with Webster Business Credit Corporation that provides Borrowers a line of credit of up to $10 million on a revolving and secured basis, with availability based on certain accounts receivables, raw materials, and finished goods. Funds borrowed under the Agreement are payable on May 4, 2021.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower's option, either (1) One Month LIBOR, plus 3.00%, or (2) Lender’s Base Rate, plus 1.5%. Lender’s Base Rate is the highest of (a) the Federal Funds rate plus 0.5%, (b) Lender’s Prime Rate as adjusted by Lender from time to time, and (c) One Month LIBOR, plus 2.75%.

Upon Closing, the Company borrowed funds under the Credit Agreement to repay the balance due to Mr. John N. Hatsopoulos, a director of the Company, under a $3 million Revolving Line of Credit in favor of ADGE dated December 22, 2016 (the “Revolving Line”) that the Company assumed on May 18, 2017 when it acquired ADGE.

The Revolving Line was terminated on February 27, 2017, and the Company and Mr. Hatsopoulos agreed that the maturity date for the then outstanding indebtedness under the Revolving Line would be on or before May 25, 2018. ADGE had previously borrowed $850,000 under the Revolving Line, with interest at the rate of 6% per year. The payoff of the Revolving Line, including accrued interest through the Closing Date, was $919,590.

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

Our products are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. We have an installed base of more than 3,000 units. Many of these have been operating for almost 35 years.

With the acquisition of American DG Energy Inc. ("ADGE") in May 2017, we added an additional source of revenue. Through ADGE, we install, own, operate and maintain complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month. As of March 31, 2018, we had 81 operational energy systems, representing an aggregate of approximately 5,035 kilowatts, or kW, 39.0 million British thermal units, or MMBtu's of heat and hot water and 4,660 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

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

TECOGEN INC.

Results of Operations

First Quarter of 2018 Compared to First Quarter of 2017

Revenues

Total revenues in the first quarter of 2018 were $10,175,427 compared to $6,846,767 for the same period in 2017, an increase of $3,328,660 or 48.6%.

Segment 1 - Product and Services

Product revenues in the first quarter of 2018 were $3,673,506 compared to $2,807,347 for the same period in 2017, an increase of $866,159 or 30.9%. This increase was the aggregate of a decrease in cogeneration sales of $532,180 and an increase in chiller sales of $1,398,339. Service revenues in the first quarter of 2018 were $4,719,386 compared to $4,039,420 for the same period in 2017, an increase of $679,966 or 16.8%. This increase in the first quarter is due to an increase in installation activity of $727,817 and a decrease of $47,851 in service contract revenues.

Segment 2 - Energy Production

Energy production revenues in the first quarter of 2018 were $1,782,535, which represents energy revenues earned during the quarter by our American DG Energy sites. Since ADGE was acquired during the second quarter of 2017, there were no energy revenues reported for the first quarter of 2017.

Cost of Sales

Cost of sales in the first quarter of 2018 was $6,337,624 compared to $3,932,094 for the same period in 2017, an increase of $2,405,530, or 61.2%.

Segment 1 - Product and Services

Cost of sales for product and services in the first quarter of 2018 was $5,191,969 compared to $3,932,094 for the same period in 2017, an increase of $1,259,875 or 32.0%. During the first quarter our overall gross margin for our product and services segment was 38.1% compared to 42.6% for the same period in 2017, a decrease of 10.6%. This decrease is due to a change in product mix.

Segment 2 - Energy Production

Cost of sales for energy production in the first quarter of 2018 was $1,145,655 which represents the cost associated with energy revenues earned during the quarter. During this period our gross margin for energy production was 35.7%. Since ADGE was acquired during the second quarter of 2017, there was no cost of sales for energy revenues reported for the first quarter of 2017.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended March 31, 2018 were $2,789,549 compared to $2,208,905 for the same period in 2017, an increase of $580,644 or 26.3%. The increase was due to additional expenses from the operation of the ADGE sites, from the acquisition of ADGE, increased employee benefits costs and audit fees.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the first quarter of 2018 were $675,118 compared to $447,452 for the same period in 2017, an increase of $227,666 or 50.9%. This difference is due to a larger sales force and increased advertising and sales commissions.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended March 31, 2018 were $302,230 compared to $180,614 for the same period in 2017, an increase of $121,616 or 67.3%. This increase was due to the Company's cost sharing in connection with a research and development grant pertaining to the potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

Income from Operations

Income from operations for the first quarter of 2018 was $70,906 compared to $77,702 for the same period in 2017, a decrease of $6,796. The decrease was a result of increased operating expenses discussed above. Income from operations for the first quarter of 2018 included one-time merger related expenses of $9,610 and depreciation and amortization expense on the energy producing sites of $124,037.

Other Income (Expense), net

Other expense, net for the three months ended March 31, 2018 was $33,766 compared to $32,915 for the same period in 2017. Other income (expense) includes interest and other income and expense of $1,072, interest expense on notes payable of $13,013 and an unrealized loss from market value fluctuation of our investment in EuroSite Power Inc. common stock of $19,681for the first quarter of 2018. For the same period in 2017, interest and other income and expense was $1,213 and interest expense was $31,702.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $16,381 for the three months ended March 31, 2018 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Income Attributable to Tecogen Inc.

Net income attributable to the Company for the three months ended March 31, 2018 was $20,759 compared to $44,787 for the same period in 2017, a decrease of $24,028, year over year. The decrease was mostly due to the unrealized loss on marketable equity securities in addition to the increased operating expenses discussed above.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2018 was $12,739,641 compared to $12,952,537 at December 31, 2017, a decrease of $212,896. Included in working capital were cash and cash equivalents of $1,202,334 at March 31, 2018, compared to $1,673,072 in cash and cash equivalents at December 31, 2017, a decrease of $470,738. The decrease in working capital and cash was the result of longer collection periods and pre-buying for production.

Cash used in operating activities for the three months ended March 31, 2018 was $712,302 compared to $1,552,909 for the same period in 2017. Our accounts receivable balance increased to $11,790,537 at March 31, 2018 compared to $9,536,673 at December 31, 2017, including $585,492 from former related parties, using $1,496,737 of cash due to timing of billing, shipments, and collections. In addition, unbilled revenue increased using $549,647.

Accounts payable increased to $6,835,299 as of March 31, 2018 from $5,095,285 at December 31, 2017, including $811,468 from TTcogen, providing $855,949, in cash flow from operations. Accrued expenses increased to $1,705,890 as of March 31, 2018 from $1,416,976 as of December 31, 2017, providing $288,913 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.

During the first three months of 2018, our investing activities provided $193,319 of cash and included the acquisition of TTcogen of $442,786, offset by purchases of property and equipment of $145,326, expenditures related to intangible assets of $83,856 and cash paid for certain expenses associated with TTcogen of $553.

As of March 31, 2018, the Company's backlog of product and installation projects, excluding service contracts, was $14.6 million, consisting of $11.6 million of purchase orders received by us and $3.0 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

During the first three months of 2018, our financing activities included $48,245 in proceeds from the exercise of stock options.

TECOGEN INC.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to its respective Consolidated Financial Statements in its Annual Report on Form 10-K. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and in the respective Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
Except for the updates to the Company's revenue recognition policy for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company's critical accounting policies have remained consistent as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 21, 2018.
Revenue Recognition - Tecogen formally adopted ASU 2014-09, Revenue from Contracts with Customers effective January 1, 2018, however, the adoption of the new revenue standard did not have an impact on the Company’s revenue recognition policy as performance obligations are satisfied in a similar recognition pattern.
See Note 1, Description of Business and Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Seasonality

We expect that the majority of our heating system sales will be operational for the winter and the majority of our chilling system sales will be operational for the summer. Our cogeneration sales are not generally affected by the seasons. Our service team does experience higher demand in the warmer months when cooling is required. These chiller units are generally shut down in the winter and started up again in the spring. This chiller "busy season' for the service team generally runs from May through the end of September.

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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
The Company maintains "disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officers and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses. The Company is taking certain steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
During the last half of 2017 and the first quarter of 2018 the Company has been in the process of implementing a new computer system to remediate its material weakness with respect to the small number of individuals dealing with general controls over information technology. Management expects to have partially implemented this system by year end 2018.

TECOGEN INC.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to a pending action in the United States District Court for the District of Massachusetts, described below, related to the merger with ADGE.
Massachusetts Superior Court Action
On or about February 6, 2017, ADGE, John Hatsopoulos, George N. Hatsopoulos, Charles T. Maxwell, Deanna M. Petersen, Christine Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen, and the wholly owned subsidiary of the Company that merged with ADGE ("Merger Sub") were served with a Verified Complaint by William C. May ("May"), individually and on behalf of the other shareholders of ADGE as a class. The action was commenced in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action No. 17-0390. The complaint alleged class action claims arising out of the proposed Merger. On May 31, 2017, May voluntarily dismissed the action and consolidated his claims with the pending federal action in the United States District Court for the District of Massachusetts, described below. If the complaint in the federal court is dismissed, it is possible that May or another plaintiff will recommence an action in state court with similar claims to those asserted by May.
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
On July 19, 2017, defendants moved to dismiss the Amended Complaint. In their motion papers, defendants contended that the Federal Securities Law Claims are not sufficiently pleaded and fail to state a viable claim.
On February 28, 2018 the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018 the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018 the Defendants filed their first answer.On May 2, 2018, the Defendants filed their amended answer to assert further defenses, and the judge in the district court ordered the parties to hold a mediation session.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual

TECOGEN INC.

Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 1, 2016, by and among Tecogen Inc., American DG Energy Inc., and ADGE.Tecogen Merger Sub Inc. (Incorporated by reference to exhibit 2.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on November 2, 2016).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 23, 2017, by and among Tecogen Inc., American DG Energy Inc. and ADGE.Tecogen Merger Sub Inc. (Incorporated by reference to exhibit 2.2 to the registrant's Current Report on Form 8-K, as filed with the SEC on March 24, 2017).

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

4.1
Specimen Stock Certificate of Tecogen, Inc. (Incorporated by reference to exhibit 4.1 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

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

10.1+
Tecogen Inc. 2006 Stock Incentive Plan, as amended and restated on November 1, 2016 with stockholder approval on June 29, 2017 (Incorporated by reference to exhibit 10.1 to the registrant's Annual Report on Form 10-K, as filed with the SEC on March 21, 2018).

10.7
Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 14, 2008 (Incorporated by reference to exhibit 10.7 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

10.8
Second Amendment to Lease between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated January 16, 2013 (Incorporated by reference to exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2014).

10.13#
Exclusive License Agreement between Tecogen Inc. and the Wisconsin Alumni Research Foundation, dated February 5, 2007 (Incorporated by reference to exhibit 10.13 to the registrant's Registration Statement on Form S-1, as amended (Registration No. 333-193791), filed with the SEC on June 27, 2014).

10.21
Senior Convertible Promissory Note, dated December 23, 2013, by Tecogen Inc. in favor of Michaelson Capital Special Finance Fund LP (Incorporated by reference to exhibit 10.21 from the Company's Registration Statement on Form S-1/A (Registration No. 333-193791), filed with the SEC on June 27, 2014).

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
10.30
First Amendment to the Facilities and Support Services Agreement between American DG Energy inc. and Tecogen Inc. dated August 7, 2015 (Incorporated by reference to exhibit 10.1 to American DG Energy Inc.'s Current Report on Form 8-K (No. 001-34493), as filed with the SEC on August 13, 2015).

10.31
Joint Venture Shareholder Agreement between Tecogen Inc. and Ultra Emissions Technology Limited, dated December 28, 2015 (Incorporated by reference to exhibit 10.31 to the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).

10.32
License Agreement between Tecogen Inc. and Ultra Emissions Technology Limited, dated December 28, 2015 (Incorporated by reference to exhibit 10.32 to the registrant's Current Report on for 8-K, as filed with the SEC on December 31, 2015).

TECOGEN INC.

10.33
Form of Subscription Agreement between Tecogen and the several investors purchasing shares of Tecogen Common Stock and Warrants, dated December 28, 2015 (Incorporated by reference to exhibit 10.33 from the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).

10.34	Form of Warrant to Purchase Common Stock of Tecogen, Inc. (Incorporated by reference to exhibit 10.34 from the registrant's Current Report on Form 8-K, as filed with the SEC on December 31, 2015).
10.35
Form of Share Exchange Agreement between Tecogen and certain shareholders of Ilios Inc., dated April 11, 2016 and April 13, 2016 (Incorporated by reference to exhibit 10.35 from the registrant's Current Report on Form 8-K, as filed with the SEC on April 15, 2016).

10.36
Amendment No. 1 to the Senior Convertible Promissory Note effective April 1, 2016 (Incorporated by reference to exhibit 10.36 from the registrant's Current Report on Form 8-K, as filed with the SEC on April 15, 2015).

10.37	Tedom Joint Venture Agreement dated May 19, 2016 (Incorporated by reference to exhibit 10.37 from the registrant's Current Report on Form 8-K, as filed with the SEC on May 24, 2016).
10.38	TTcogen LLC Operating Agreement dated May 19, 2016 (Incorporated by reference to exhibit 10.38 from the registrant's Current Report on Form 8-K, as filed with the SEC on May 24, 2016).
10.39
First Amendment to Warrant Agreement dated June 27, 2016 described in Exhibit 10.34 hereto (Incorporated by reference to exhibit 10.39 from the registrant's Current Report on Form 8-K, as filed with the SEC on June 30, 2016).

10.40+
Employment Agreement dated December 1, 2016 between registrant and David A. Garrison (Incorporated by reference to exhibit 99.1 from the registrant's Current Report on Form 8-K, as filed with the SEC on December 2, 2016).

10.41
Promissory Note-Line of Credit issued on December 22, 2016 by American DG Energy Inc. to John Hatsopoulos (Incorporated by reference to American DG Energy Inc.'s Current Report on Form 8-K (No. 001-34493), as filed with the SEC on December 28, 2016).

10.42+
Advisory Agreement, dated January 3, 2018, between Tecogen Inc. and John N. Hatsopoulos (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on January 8, 2018).

10.43
Research and Development Contract between Southwest Research Institute and Tecogen Inc. (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on January 9, 2018).

10.44
Membership Interest and Wind-Down Agreement between Tedom USA Inc., Tedom a.s., TTcogen LLC and Tecogen Inc. dated as of March 27, 2018 (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on March 30, 2018).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 15, 2018.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)