Form 10-Q
period 2018-06-30
TECOGEN INC.
filed 2018-08-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Registrant’s Telephone Number, Including Area Code: (781) 466-6402
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, July 31, 2018
Common Stock, $0.001 par value	24,819,646

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,015,435	$1,673,072
Accounts receivable, net	11,440,542	9,536,673
Unbilled revenue	4,540,997	3,963,133
Inventory, net	5,533,590	5,130,805
Due from related party	—	585,492
Prepaid and other current assets	855,366	771,526
Total current assets	23,385,930	21,660,701
Property, plant and equipment, net	11,361,440	12,265,711
Intangible assets, net	2,951,033	2,896,458
Goodwill	13,365,655	13,365,655
Other assets	408,129	482,551
TOTAL ASSETS	$51,472,187	$50,671,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$2,557,817	$—
Accounts payable	4,961,741	5,095,285
Accrued expenses	1,946,301	1,416,976
Deferred revenue	1,804,354	1,293,638
Loan due to related party	—	850,000
Interest payable, related party	—	52,265
Total current liabilities	11,270,213	8,708,164
Long-term liabilities:
Deferred revenue, net of current portion	319,663	538,100
Unfavorable contract liability, net	6,782,608	7,729,667
Total liabilities	18,372,484	16,975,931

Commitments and contingencies (Note 10)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,819,646 and 24,766,892 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	24,819	24,767
Additional paid-in capital	56,317,160	56,176,330
Accumulated other comprehensive loss-investment securities	—	(165,317)
Accumulated deficit	(23,695,154)	(22,796,246)
Total Tecogen Inc. stockholders’ equity	32,646,825	33,239,534
Noncontrolling interest	452,878	455,611
Total stockholders’ equity	33,099,703	33,695,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,472,187	$50,671,076
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017
Revenues
Products	$2,483,657	$3,116,198
Services	4,461,283	3,700,150
Energy production	1,508,225	774,192
Total revenues	8,453,165	7,590,540
Cost of sales
Products	1,491,810	1,965,881
Services	2,962,040	2,307,494
Energy production	839,721	330,543
Total cost of sales	5,293,571	4,603,918
Gross profit	3,159,594	2,986,622
Operating expenses
General and administrative	2,750,705	2,406,244
Selling	635,396	607,511
Research and development	409,779	218,724
Total operating expenses	3,795,880	3,232,479
Loss from operations	(636,286)	(245,857)
Other income (expense)
Interest income and other expense, net	4,830	7,397
Interest expense	(9,802)	(38,082)
Unrealized loss on investment securities	(59,042)	—
Total other expense, net	(64,014)	(30,685)
Loss before provision for state income taxes	(700,300)	(276,542)
Provision for state income taxes	38,864	—
Consolidated net loss	(739,164)	(276,542)
Income attributable to the noncontrolling interest	(15,186)	(16,998)
Net loss attributable to Tecogen Inc.	$(754,350)	(293,540)
Other comprehensive loss - unrealized loss on securities		(224,359)
Comprehensive loss		$(517,899)

Net loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	24,818,459	23,120,351

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenues
Products	$6,157,163	$5,923,543
Services	9,180,669	7,739,570
Energy production	3,290,760	774,192
Total revenues	18,628,592	14,437,305
Cost of sales
Products	3,900,925	3,722,730
Services	5,744,894	4,482,739
Energy production	1,985,376	330,543
Total cost of sales	11,631,195	8,536,012
Gross profit	6,997,397	5,901,293
Operating expenses
General and administrative	5,540,255	4,615,148
Selling	1,310,514	1,054,963
Research and development	712,009	399,339
Total operating expenses	7,562,778	6,069,450
Loss from operations	(565,381)	(168,157)
Other income (expense)
Interest and other income	3,758	6,184
Interest expense	(22,815)	(69,784)
Unrealized loss on investment securities	(78,723)	—
Total other expense, net	(97,780)	(63,600)
Loss before provision for state income taxes	(663,161)	(231,757)
Provision for state income taxes	38,864	—
Consolidated net loss	(702,025)	(231,757)
Income attributable to the noncontrolling interest	(31,567)	(16,998)
Net loss attributable to Tecogen Inc.	$(733,592)	(248,755)
Other comprehensive loss - unrealized loss on securities		(224,359)
Comprehensive loss		$(473,114)

Net loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	24,811,034	21,587,589

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(702,025)	$(231,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	386,250	242,876
Gain on contract termination	(124,732)	—
Provision on inventory reserve	1,000	25,609
Stock-based compensation	78,478	97,684
Non-cash interest expense	—	389
Loss on sale of assets	13,343	2,909
Provision for losses on accounts receivable	4,395	1,335
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	(1,732,029)	355,740
Unbilled revenue	(345,324)	(952,864)
Inventory, net	(403,785)	(1,242,782)
Due from related party	585,492	(118,612)
Prepaid expenses and other current assets	(83,840)	(99,601)
Other non-current assets	74,424	65,687
Increase (decrease) in:
Accounts payable	(1,017,610)	786,419
Accrued expenses and other current liabilities	529,325	(10,362)
Deferred revenue	247,669	176,852
Interest payable, related party	(52,265)	8,523
Net cash used in operating activities	(2,541,234)	(891,955)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149,453)	(209,265)
Proceeds from sale of assets	3,606	—
Purchases of intangible assets	(149,264)	(22,539)
Cash acquired in asset acquisition	442,786	971,454
Expenses associated with asset acquisition	(900)	—
Payment of stock issuance costs	—	(365,566)
Distributions to noncontrolling interest	(34,300)	—
Net cash provided by investing activities	112,475	374,084
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	5,053,453	—
Payments on revolving line of credit	(2,350,625)	—
Payments for debt issuance costs	(145,011)	—
Proceeds from the exercise of stock options	63,305	114,034
Payment on loan due to related party	(850,000)	—
Net cash provided by financing activities	1,771,122	114,034
Change in cash and cash equivalents	(657,637)	(403,837)
Cash and cash equivalents, beginning of the period	1,673,072	3,721,765
Cash and cash equivalents, end of the period	$1,015,435	$3,317,928

Supplemental disclosures of cash flows information:
Cash paid for interest	$79,079	$—
Cash paid for taxes	$38,864	$—
Issuance of stock to acquire American DG Energy	$—	$18,745,007
Issuance of Tecogen stock options in exchange for American DG Energy options	$—	$114,896

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2017.
There have been certain changes in accounting principles as discussed below in the section entitled "Significant New Accounting Standards Adopted this Period."
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries American DG Energy Inc., TTcogen LLC, and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51% interest. Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Significant New Accounting Standards Adopted this Period
Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update (ASU 2014-09) related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, supersedes nearly all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted this accounting standard update on a modified retrospective basis in the first quarter of 2018. See Note 2., Revenue for further discussion.
Investments in Equity Securities. In January 2016, the FASB issued an accounting standard update related to investments in equity securities requiring unrealized holding gains and losses to be included in net income. Prior to this update, unrealized holding gains and losses related to available-for-sale securities were included in accumulated other comprehensive income and not included in determining net income. This accounting standard update became effective for the Company beginning in the first quarter of 2018 and is applied by means of a cumulative-effect adjustment to the balance sheet as of January 1, 2018. The Company adopted this accounting standard update in the first quarter of 2018 which resulted in reclassification of $165,317 of cumulative unrealized holding losses from accumulated other comprehensive loss to accumulated deficit. The future impact of recognizing unrealized holding gains or losses in net income is dependent on the movement in the stock prices related to such investments.

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

Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. The Company has elected to exclude from revenue any value add sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.

The application of ASU 2014-09 did not have an impact upon adoption or on the amounts reported for the interim period ended June 30, 2018 as compared with the guidance that was in effect before the adoption and application of ASU 2014-09.

Disaggregated Revenue

In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three and six months ended June 30, 2018.

Three Months Ended	June 30, 2018
	Products and Services	Energy Production	Total
Products	$2,483,657	$—	$2,483,657
Installation services	2,296,606	—	2,296,606
Maintenance services	2,164,677	—	2,164,677
Energy production	—	1,508,225	1,508,225
Total revenue	$6,944,940	$1,508,225	$8,453,165

Six Months Ended	June 30, 2018
	Products and Services	Energy Production	Total
Products	$6,157,163	$—	$6,157,163
Installation services	4,698,405	—	4,698,405
Maintenance services	4,482,264	—	4,482,264
Energy production	—	3,290,760	3,290,760
Total revenue	$15,337,832	$3,290,760	$18,628,592

Product and Services Segment

Products. We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point a customer takes ownership of the product. Payment terms on product sales are generally 30 days.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Maintenance Services. Maintenance services are provided under either long-term maintenance contracts or one-time maintenance contracts. Revenue under one-time maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed or when the periodic maintenance activities are completed where the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to that amount to which we have the right to invoice the customer under the contract.

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

Revenue recognized during the quarter ended June 30, 2018 that was included in unbilled revenue at the beginning of the period was approximately $1.5 million. Approximately $1.7 million of revenue was billed in this period that had been recognized in previous periods.

Revenue recognized during the quarter ended June 30, 2018 that was included in deferred revenue at the beginning of the period was approximately $1.1 million.

The increase in the deferred revenue balance during the quarter ended June 30, 2018 is primarily a result of $1.1 million of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the quarter, offset by cash payments of $1.7 million received in advance of satisfying performance obligations.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year, excluding certain maintenance contracts and all energy production contracts where a direct measurement of the value to the customer is used as a method of measuring progress

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $12.7 million. The Company expects to recognize revenue of approximately 96% of the remaining performance obligations over the next 24 months, 58% recognized in the first 12 months and 38% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Loss Per Common Share
Basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss attributable to stockholders	$(754,350)	$(293,540)	$(733,592)	$(248,755)
Weighted average shares outstanding - Basic and diluted	24,818,459	23,120,351	24,811,034	21,587,589
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.03)	$(0.01)
Anti-dilutive shares underlying stock options outstanding	176,812	1,053,778	135,517	1,053,778
Anti-dilutive convertible debentures	—	889,830	—	889,830
Anti-dilutive warrants outstanding	—	250,000	—	250,000

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

We have included the financial results of ADGE in our condensed consolidated financial statements from the date of acquisition. For the six months ended June 30, 2018, ADGE contributed $3,290,760 to our total revenues and $1,305,384 to our gross profit. For the quarter ended June 30, 2018, ADGE contributed $1,508,225 to our total revenues and $668,504 to our gross profit.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended	Six months ended
	June 30, 2017
Total revenues	$8,303,268	$16,579,392
Net loss	(833,148)	(1,294,083)
Basic and diluted loss per share	(0.04)	(0.06)

     One-time acquisition-related expenses related to the merger incurred during the three and six-month periods ended June 30, 2017 are not included in the unaudited pro forma financial information as they are not expected to have a continuing impact on the consolidated results.

Note 5. Property, Plant and Equipment

Property, plant and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2018	December 31, 2017
Energy systems	1 - 15 years	$12,125,434	$12,466,642
Machinery and equipment	5 - 7 years	1,363,117	1,215,951
Furniture and fixtures	5 years	104,317	205,320
Computer software	3 - 5 years	233,478	115,253
Leasehold improvements	*	450,792	440,519
		14,277,138	14,443,685
Less - accumulated depreciation and amortization		(2,915,698)	(2,177,974)
		$11,361,440	$12,265,711
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2018 and 2017 was $402,336 and $830,416 and $289,339 and $330,808, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2018 and December 31, 2017 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2018			December 31, 2017
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$701,319	$(313,964)	$387,355	$605,704	$(285,341)	$320,363
Patents	858,888	(168,475)	690,413	808,323	(154,972)	653,351
Developed technology	240,000	(84,000)	156,000	240,000	(76,000)	164,000
Trademarks	21,690	—	21,690	19,540	—	19,540
In Process R&D	263,936	—	263,936	263,001	—	263,001
Favorable contract asset	1,561,739	(158,782)	1,402,957	1,561,739	(85,536)	1,476,203
TTcogen intangible assets	29,607	(925)	28,682	—	—	—
	$3,677,179	$(726,146)	$2,951,033	$3,498,307	$(601,849)	$2,896,458

Intangible liability
Unfavorable contract liability	$7,912,275	$(1,129,667)	$6,782,608	$8,341,922	$(612,255)	$7,729,667
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and six months ended June 30, 2018 and 2017 was $26,473 and $51,376, and $24,827 and $49,655, respectively.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and six months ended June 30, 2018 and 2017 was $216,107 and $444,166, and $137,587 and $137,587, respectively.

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company in May 2017 (see Note 4. Acquisition of American DG Energy Inc.).

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years is estimated to be as follows:

Year 1	$(525,228)
Year 2	(439,543)
Year 3	(468,224)
Year 4	(470,224)
Year 5	(420,224)

Note 7. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of June 30, 2018, or the Amended Plan.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2018 was 1,973,236.
Stock option activity for the six months ended June 30, 2018 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,061,552	$0.79-$18.15	$3.60	4.95 years	$291,449
Granted	284,000	$2.30-$4.04	$3.52
Exercised	(52,754)	$1.20	$1.20
Canceled and forfeited	(70,009)	$2.60-$18.15	$6.79
Outstanding, June 30, 2018	1,222,789	$0.79-$10.33	$3.50	6.16 years	$641,623
Exercisable, June 30, 2018	784,914		$3.33		$592,968
Vested and expected to vest, June 30, 2018	1,157,108		$3.48		$634,324
Consolidated stock-based compensation expense for the six months ended June 30, 2018 and 2017 was $78,478 and $97,684, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently does not have any Level 1 financial assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company has Level 2 financial assets and liabilities as provided below.

Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company does not currently have any Level 3 financial assets or liabilities.

The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2018 by level within the fair value hierarchy.

June 30, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$275,528	$—	$275,528	$—	$(244,040)
Total recurring fair value measurements	$275,528	$—	$275,528	$—	$(244,040)

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies it as Level 2.

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

Fair value at acquisition on May 17, 2017	$519,568
Unrealized loss included in other comprehensive loss for the year ended December 31, 2017	(165,317)
Fair value at December 31, 2017	354,251
Unrealized loss included in net income for the six-months ended June 30, 2018	(78,723)
Fair value at June 30, 2018	$275,528

Note 9. Revolving Line of Credit, Bank

On May 4, 2018 ("Closing Date") the Company, and its wholly owned subsidiaries, American DG Energy Inc. and TTcogen LLC (collectively, the "Borrowers"), entered into a Credit Agreement with Webster Business Credit Corporation (the "Lender") that matures in May 2021 and provides Borrowers a line of credit of up to $10 million on a revolving and secured basis, with availability based on certain accounts receivables, raw materials, and finished goods.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower's option, either (1) One Month LIBOR, plus 3.00%, or (2) Lender’s Base Rate, plus 1.5%. Lender’s Base Rate is defined as the highest of (a) the Federal Funds rate plus 0.5%, (b) Lender’s Prime Rate as adjusted by Lender from time to time, and (c) One Month LIBOR, plus 2.75%.

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

coverage ratio of not less than 1.10:1.00 and the Company may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year.

The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of June 30, 2018, the unamortized portion of debt issuance cost related to the Credit Agreement was $136,955 and is included as a reduction to the revolving line of credit in the accompanying Condensed Consolidated Balance Sheet.
Note 10. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at June 30, 2018 of approximately $245,725 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $10,000 which is recorded as a liability in the accompanying financial statements.
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
United States District Court Action
On or about February 15, 2017, a lawsuit was filed in the United States District Court for the District of Massachusetts by Lee Vardakas (“Vardakas”), individually and on behalf of other stockholders of ADGE, naming ADGE, John N. Hatsopoulos, George N. Hatsopoulos, Benjamin Locke, Charles T. Maxwell, Deanna M. Petersen, Christine M. Klaskin, John Rowe, Joan Giacinti, Elias Samaras, Tecogen., Merger Sub., and Cassel Salpeter and Co., LLC, as defendants (the "Defendants"). The action is captioned Vardakas v. American DG Energy, Inc., Case No. 17-CV-10247(LTS). At the time Vardakas commenced the action, his complaint challenged the proposed Merger between Tecogen and ADGE.
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
On February 28, 2018, the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018, the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018, the Defendants filed their first answer. On

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

May 2, 2018, the Defendants filed their amended answer to assert further defenses, and the judge in the district court ordered the parties to hold a mediation session.
On May 21, 2018, defendants filed a motion for judgment on the pleadings. Plaintiff filed a reply brief and the parties are awaiting a decision. On July 6, 2018 plaintiffs filed a motion for class certification, and defendants filed a reply brief on August 6, 2018. Plaintiff has until September 6, 2018 to file a reply brief regarding class certification.
The Company believes that the lawsuit is without merit and intends to defend vigorously. The Amended Complaint does not specify the amount of damages claimed and the likelihood of an unfavorable outcome is not reasonably estimable.
Note 11. Related Party Transactions
In January of 2017, prior to its acquisition of American DG Energy, the Company purchased a large quantity of used equipment from American DG Energy for approximately $985,000. Tecogen has sold a majority of this equipment to specific customers during the previous quarters.
In connection with the acquisition of American DG Energy, the Company assumed a loan from John N. Hatsopoulos, the Company's former Co-Chief Executive Officer and a former Company Director. The loan is in the amount of $850,000 and bore interest at 6%, payable quarterly. On May 4, 2018, the Company, through payment of $919,590, terminated the loan and all obligations under the loan.
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
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., a corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer ("Tedom"), entered into a joint venture, where the Company held a 50% participating interest and the remaining 50% interest was held by Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expanded the current Tecogen product offerings to the MicroCHP of 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sale leads to TTcogen regarding certain products and Tecogen would have the first right to repair and maintain the products sold by TTcogen.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The acquisition of Tedom's 50% membership interest for $72,598 was accounted for as an acquisition of assets, and not a business combination, due to the lack of an assembled workforce. The Company adopted the provisions of ASU 2017-01 "Business Combinations - Clarifying the Definition of a Business" at the beginning of 2018, which require, at a minimum, the presence of an input and substantive process that together significantly contribute to the ability to create an output. The lack of an assembled workforce results in the non presence of a substantive process. The following represents the consideration for and the fair value of assets acquired and liabilities assumed recognized at the acquisition date:

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
Note 12. Segments
As of June 30, 2018, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 4. “Acquisition of American DG Energy Inc.”), the Company’s operations were comprised of a single segment. The following table presents information by reportable segment for the three and six months ended June 30, 2018 and 2017:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended June 30, 2018
Revenue - external customers	$6,944,940	$1,508,225	$—	$8,453,165
Intersegment revenue	290,915	—	(290,915)	—
Total revenue	$7,235,855	$1,508,225	$(290,915)	$8,453,165
Gross profit	$2,491,090	$668,504	$—	$3,159,594
Identifiable assets	$20,619,262	$12,853,001	$17,999,924	$51,472,187

Three months ended June 30, 2017
Revenue - external customers	$6,816,348	$774,192	$—	$7,590,540
Intersegment revenue	191,818	—	(191,818)	—
Total revenue	$7,008,166	$774,192	$(191,818)	$7,590,540
Gross profit	$2,542,973	$443,649	$—	$2,986,622
Identifiable assets	$17,687,401	$16,288,369	$21,610,279	$55,586,049

Six months ended June 30, 2018
Revenue - external customers	$15,337,832	$3,290,760	$—	$18,628,592
Intersegment revenue	646,084	—	(646,084)	—
Total revenue	$15,983,916	$3,290,760	$(646,084)	$18,628,592
Gross profit	$5,692,013	$1,305,384	$—	$6,997,397
Identifiable assets	$20,619,262	$12,853,001	$17,999,924	$51,472,187

Six months ended June 30, 2017
Revenue - external customers	$13,663,113	$774,192	$—	$14,437,305
Intersegment revenue	191,818	—	(191,818)	—
Total revenue	$13,854,931	$774,192	$(191,818)	$14,437,305
Gross profit	$5,457,644	$443,649	$—	$5,901,293
Identifiable assets	$17,687,401	$16,288,369	$21,610,279	$55,586,049
(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 13. Subsequent Events
The Company has evaluated subsequent events through the date of this filing and determined that, other than the events discussed in Note 10. Commitments and Contingencies, no other material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

Overview

Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been specially adapted to run on natural gas. In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide an opportunity for the facility to incorporate the engine’s waste heat into onsite processes, such as space and portable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).

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

With the acquisition of American DG Energy Inc. ("ADGE") in May 2017, we added an additional source of revenue. Through ADGE, we install, own, operate and maintain complete distributed generation of electricity systems, or DG systems or energy systems, and other complementary systems at customer sites, and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month. As of June 30, 2018, we had 81 operational energy systems, representing an aggregate of approximately 5,035 kilowatts, or kW, 39.0 million British thermal units, or MMBtu's of heat and hot water and 4,660 tons of cooling. kW is a measure of electricity generated, MMBtu is a measure of heat generated and a ton is a measure of cooling generated.

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

TECOGEN INC.

Results of Operations

Second Quarter of 2018 Compared to Second Quarter of 2017

Revenues

Total revenues in the second quarter of 2018 were $8,453,165 compared to $7,590,540 for the same period in 2017, an increase of $862,625 or 11.4%.

Segment 1 - Product and Services

Product revenues in the second quarter of 2018 were $2,483,657 compared to $3,116,198 for the same period in 2017, a decrease of $632,541 or 20.3%. This decrease was the aggregate of a decrease in cogeneration sales of $549,594 and a decrease in chiller sales of $82,947, year over year. Service revenues in the second quarter of 2018 were $4,461,283 compared to $3,700,150 for the same period in 2017, an increase of $761,133 or 20.6%. This increase in the second quarter is due to an increase in installation activity of $819,391 and a decrease of $58,258 in service contract revenues.

Segment 2 - Energy Production

Energy production revenues in the second quarter of 2018 were $1,508,225, which represents energy revenues earned during the quarter by our American DG Energy sites. Since ADGE was acquired during the second quarter of 2017, the second quarter of 2017 represented a partial quarter.

Cost of Sales

Cost of sales in the second quarter of 2018 was $5,293,571 compared to $4,603,918 for the same period in 2017, an increase of $689,653, or 15.0%.

Segment 1 - Product and Services

Cost of sales for product and services in the second quarter of 2018 was $4,453,850 compared to $4,273,375 for the same period in 2017, an increase of $180,475 or 4.2%. During the second quarter our overall gross margin for our product and services segment was 35.9% compared to 37.3% for the same period in 2017, a decrease of 3.8%. This decrease is mostly due to a change in service mix.

Segment 2 - Energy Production

Cost of sales for energy production in the second quarter of 2018 was $839,721 which represents the cost associated with energy revenues earned during the quarter. During this period our gross margin for energy production was 44.3%. During the second quarter of 2017, cost of sales for energy production was $330,543. Since ADGE was acquired during the second quarter of 2017, the second quarter of 2017 represented a partial quarter.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended June 30, 2018 were $2,750,705 compared to $2,406,244 for the same period in 2017, an increase of $344,461 or 14.3%. The increase was due to a full quarter of additional expenses from the operation of the ADGE sites, from the acquisition of ADGE, increased insurance costs and employee and employee benefits costs.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2018 were $635,396 compared to $607,511 for the same period in 2017, an increase of $27,885 or 4.6%. This difference is due to a larger sales force and increased trade show and sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended June 30, 2018 were $409,779 compared to $218,724 for the same period in 2017, an increase of $191,055 or 87.3%. This increase was due to the Company's cost sharing in connection with a research and development grant pertaining to the potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

Loss from Operations

Loss from operations for the second quarter of 2018 was $636,286 compared to $245,857 for the same period in 2017, an increase of $390,429. The increase was a result of increased operating expenses discussed above. Loss from operations for the second quarter of 2018 included non-recurring merger related expenses of $96,800 in connection with litigation and depreciation and amortization expense on the energy producing sites of $106,531.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2018 was $64,014 compared to $30,685 for the same period in 2017. Other income (expense) includes interest and other income and expense of $4,830, interest expense of $9,802 and an unrealized loss from market value fluctuation of our investment in EuroSite Power Inc.'s common stock of $59,042 for the second quarter of 2018. For the same period in 2017, interest and other income and expense was $7,397 and interest expense was $38,082.

Provision for state income taxes

The provision for state income taxes in the second quarter of 2018 was $38,864 and represents estimated income tax payments to various states for 2018 as well as payments made with the extension of the state income tax returns for the year ended 2017.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $15,186 and $16,998 for the three months ended June 30, 2018 and 2017, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Loss Attributable to Tecogen Inc. and Comprehensive Loss

Net loss attributable to Tecogen Inc. for the three months ended June 30, 2018 was $754,350 compared to $293,540 for the same period in 2017, respectively an increase of $460,810, year over year. Comprehensive loss for the three months ended June 30, 2017 was $517,899, a difference of $236,451 when compared to net loss attributable to the Company for the same period in 2018, due to the unrealized loss on marketable equity securities in addition to the increased operating expenses discussed above.

First Six Months of 2018 Compared to First Six Months of 2017

Revenues

Total revenues for the first six months of 2018 were $18,628,592 compared to $14,437,305 for the same period in 2017, an increase of $4,191,287 or 29.0%.

Segment 1 - Product and Services

Product revenues in the first six months of 2018 were $6,157,163 compared to $5,923,543 for the same period in 2017, an increase of $233,620 or 3.9%.This increase was a combination of an increase in chiller sales of $1,315,393 and a decrease in cogeneration sales of $1,081,773. Service revenues in the first six months of 2018 were $9,180,669, compared to $7,739,570 for the same period in 2017, an increase of $1,441,099 or 18.6%. This increase in the first six months of 2018 is due to an increase in installation activity of $1,543,352 and a decrease of $102,253 in service contract revenues.

Segment 2 - Energy Production

Energy production revenues in the first six months of 2018 were $3,290,760, compared to $774,192 for the same period in 2017. The 2017 energy production revenue represents revenues earned after May 19, 2017, the day after the acquisition of American DG Energy through June 30, 2017.

TECOGEN INC.

Cost of Sales

Cost of sales in the first six months of 2018 was $11,631,195 compared to $8,536,012 for the same period in 2017, an increase of $3,095,183, or 36.3%.

Segment 1 - Product and Services

Cost of sales for product and services in the first six months of 2018 was $9,645,819 compared to $8,205,469 for the same period in 2017, an increase of $1,440,350 or 17.6%. During the first six months of 2018, our product and service gross margin was 37.1% compared to 39.9% for the same period in 2017, a 3% decrease. The decrease in margin was a result of the increase in lower margin installation revenue as well as a slight decrease in product margins.

Segment 2 - Energy Production

Cost of sales for energy production in the first six months of 2018 was $1,985,376 compared to $330,543 for the same period in 2017. The 2017 cost of sales represents costs associated with energy revenues earned from May 19, 2017, the date after acquisition of American DG Energy through June 30, 2017. During this period our gross margin for energy production was 39.7% for 2018 compared to 57.3% for 2017, with 2017 being an unusually high margin.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2018 were $5,540,255 compared to $4,615,148 for the same period in 2017, an increase of $925,107 or 20.0%. The increase was mainly due to the increased salaries and overhead added as a result of the merger with ADGE in May 2017, with the six months ended June 30, 2018 including a full six months of ADGE revenue and expense with the same period in 2017 including only approximately six weeks.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2018 were $1,310,514 compared to $1,054,963 for the same period in 2017, an increase of $255,551 or 24.2%. The increase is due to a larger sales force and increased trade show and sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2018 were $712,009 compared to $399,339 for the same period in 2017, an increase of $312,670 or 78.3%. This increase is due to the Company's cost sharing in connection with a research and development grant pertaining to the potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

Loss from Operations

Loss from operations for the six months ended June 30, 2018 was $565,381 compared to a loss of $168,157 for the same period in 2017, an increase of $397,224. In addition to the expenses discussed above, loss from operations for the six months ended June 30, 2018 included depreciation and amortization expense on the energy producing sites of $230,568.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2018 was $97,780 compared to $63,600 for the same period in 2017. Other income (expense) includes interest and other income of $3,758, interest expense of $22,815, and unrealized loss on investment securities of $78,723. For the same period in 2017, interest and other income was $6,184 and interest expense was $69,784. Unrealized loss on investment securities was included in other comprehensive loss in 2017 in accordance with Generally Accepted Accounting Principles for that year. As of January 1, 2018, the Company presents such unrealized holding gains or losses in the other income (expense) section of the statement of operations.

TECOGEN INC.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $31,567 for the six months ended June 30, 2018 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2017, income attributable to noncontrolling interest was $16,998.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the six months ended June 30, 2018 was $733,592 compared to $248,755 for the same period in 2017, an increase of $484,837. Comprehensive loss for the six months ended June 30, 2017 was $473,114, a difference of $260,478 when compared to net loss attributable to Tecogen Inc for the same period in 2018, due to the unrealized loss on marketable equity securities in addition to the increased operating expenses discussed above.

Other Comprehensive Loss

The unrealized loss on securities of $224,359 for the six months ended June 30, 2017 represents a market fluctuation impacting the fair value of American DG Energy's remaining common stock ownership in its former partially owned subsidiary, EuroSite Power Inc. as of June 30, 2017. In accordance with an accounting standard update, unrealized holding gains and losses, as of January 1, 2018, are no longer accounted for as other comprehensive income or loss, but instead are included in the other income (expense) section of the statement of operations.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2018 was $12,115,717 compared to $12,952,537 at December 31, 2017, a decrease of $836,820. Included in working capital were cash and cash equivalents of $1,015,435 at June 30, 2018, compared to $1,673,072 in cash and cash equivalents at December 31, 2017, a decrease of $657,637. The decrease in working capital and cash was the result of longer collection periods and pre-buying for production.

Cash used in operating activities for the six months ended June 30, 2018 was $2,541,234 compared to $891,955 for the same period in 2017. Our accounts receivable balance increased to $11,440,542 at June 30, 2018 compared to $9,536,673 at December 31, 2017, using $1,732,029 of cash due to timing of billing, shipments, and collections. In addition, inventory and unbilled revenue increased using $403,785 and $345,324, respectively.

Accounts payable decreased to $4,961,741 as of June 30, 2018 from $5,095,285 at December 31, 2017, using $1,017,610, in cash flow from operations. Accrued expenses increased to $1,946,301 as of June 30, 2018 from $1,416,976 as of December 31, 2017, providing $529,325 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.

During the first six months of 2018, our investing activities provided $112,475 of cash and included the acquisition of TTcogen LLC of $442,786, offset by purchases of property and equipment of $149,453, expenditures related to purchases of intangible assets of $149,264 and cash paid for certain expenses associated with TTcogen LLC of $900.

As of June 30, 2018, the Company's backlog of product and installation projects, excluding service contracts, was $14.2 million, consisting of $10.6 million of purchase orders received by us and $3.6 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

During the first six months of 2018, our financing activities provided $1,771,122 compared to $114,034 for the same period in 2017. Financing activities for the first six months of 2018 included proceeds from the revolving line of credit of $5,053,453 offset by payments on this line of credit of $2,350,625, debt issuance costs in connection with the revolving line of $145,011 and the repayment of the loan due to related party of $850,000.

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

TECOGEN INC.

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
Changes in Internal Control over Financial Reporting:
During the last half of 2017 and the first half of 2018 the Company has been in the process of implementing a new computer system to remediate its material weakness with respect to the small number of individuals dealing with general controls over information technology. Management expects to have partially implemented this system by year end 2018.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to a pending action in the United States District Court for the District of Massachusetts, described below, related to the merger with ADGE.

TECOGEN INC.

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
On February 28, 2018 the parties presented their oral arguments on the defendant's motion to dismiss. On March 2, 2018 the district court rendered its decision, dismissing the Federal Securities Law Claims, but retaining the State Law Claims. The district court exercised supplemental jurisdiction over the State Law Claims and ordered the Defendants to file an answer to the Amended Complaint addressing the State Law Claims. On March 12, 2018 the Defendants filed their first answer. On May 2, 2018, the Defendants filed their amended answer to assert further defenses, and the judge in the district court ordered the parties to hold a mediation session. The parties participated in mediation on June 19, 2018 and did not reach agreement regarding settlement.
On May 21, 2018, defendants filed a motion for judgment on the pleadings. Plaintiff filed a reply brief and the parties are awaiting a decision. On July 6, 2018 plaintiffs filed a motion for class certification, and defendants filed a reply brief on August 6, 2018. Plaintiff has until September 6, 2018 to file a reply brief regarding class certification.
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

10.45*	Credit Agreement with Webster Business Credit Corporation, dated as of May 4, 2018.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer

TECOGEN INC.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 14, 2018.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)