Form 10-Q
period 2018-09-30
TECOGEN INC.
filed 2018-11-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non –accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, October 31, 2018
Common Stock, $0.001 par value	24,819,646

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$136,717	$1,673,072
Accounts receivable, net	11,548,663	9,536,673
Unbilled revenue	4,441,565	3,963,133
Inventory, net	5,983,067	5,130,805
Due from related party	—	585,492
Prepaid and other current assets	815,269	771,526
Total current assets	22,925,281	21,660,701
Property, plant and equipment, net	11,107,509	12,265,711
Intangible assets, net	2,935,279	2,896,458
Goodwill	13,365,655	13,365,655
Other assets	427,810	482,551
TOTAL ASSETS	$50,761,534	$50,671,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$1,708,888	$—
Accounts payable	5,716,426	5,095,285
Accrued expenses	2,196,921	1,416,976
Deferred revenue	1,718,376	1,293,638
Loan due to related party	—	850,000
Interest payable, related party	—	52,265
Total current liabilities	11,340,611	8,708,164
Long-term liabilities:
Deferred revenue, net of current portion	343,031	538,100
Unfavorable contract liability, net	6,534,074	7,729,667
Total liabilities	18,217,716	16,975,931

Commitments and contingencies (Note 10)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,819,646 and 24,766,892 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	24,819	24,767
Additional paid-in capital	56,371,583	56,176,330
Accumulated other comprehensive loss-investment securities	—	(165,317)
Accumulated deficit	(24,298,191)	(22,796,246)
Total Tecogen Inc. stockholders’ equity	32,098,211	33,239,534
Noncontrolling interest	445,607	455,611
Total stockholders’ equity	32,543,818	33,695,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,761,534	$50,671,076
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Revenues
Products	$2,765,094	$2,425,616
Services	3,713,770	4,519,467
Energy production	1,459,820	1,556,115
Total revenues	7,938,684	8,501,198
Cost of sales
Products	1,695,347	1,538,515
Services	2,517,210	2,981,454
Energy production	843,029	723,198
Total cost of sales	5,055,586	5,243,167
Gross profit	2,883,098	3,258,031
Operating expenses
General and administrative	2,582,600	2,427,352
Selling	581,716	503,415
Research and development	281,094	241,725
Total operating expenses	3,445,410	3,172,492
Income (loss) from operations	(562,312)	85,539
Other income (expense)
Interest income and other expense, net	4,168	14,849
Interest expense	(33,380)	(45,242)
Unrealized gain on investment securities	19,681	—
Total other expense, net	(9,531)	(30,393)
Income (loss) before provision for state income taxes	(571,843)	55,146
Provision for state income taxes	3,815	—
Consolidated net income (loss)	(575,658)	55,146
Income attributable to the noncontrolling interest	(27,379)	(27,935)
Net income (loss) attributable to Tecogen Inc.	$(603,037)	27,211
Other comprehensive income - unrealized gain on securities		39,361
Comprehensive income		$66,572

Net loss per share - basic and diluted	$(0.02)	$0.00
Weighted average shares outstanding - basic	24,819,056	24,720,613
Weighted average shares outstanding - diluted	24,819,056	24,930,624

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenues
Products	$8,922,257	$8,349,159
Services	12,894,439	12,259,037
Energy production	4,750,580	2,330,307
Total revenues	26,567,276	22,938,503
Cost of sales
Products	5,596,272	5,261,245
Services	8,262,104	7,464,193
Energy production	2,828,405	1,053,741
Total cost of sales	16,686,781	13,779,179
Gross profit	9,880,495	9,159,324
Operating expenses
General and administrative	8,122,856	7,042,500
Selling	1,892,229	1,558,378
Research and development	993,102	641,064
Total operating expenses	11,008,187	9,241,942
Loss from operations	(1,127,692)	(82,618)
Other income (expense)
Interest and other income	7,926	21,033
Interest expense	(56,195)	(115,026)
Unrealized loss on investment securities	(59,042)	—
Total other expense, net	(107,311)	(93,993)
Loss before provision for state income taxes	(1,235,003)	(176,611)
Provision for state income taxes	42,679	—
Consolidated net loss	(1,277,682)	(176,611)
Income attributable to the noncontrolling interest	(58,946)	(44,933)
Net loss attributable to Tecogen Inc.	$(1,336,628)	(221,544)
Other comprehensive loss - unrealized loss on securities		(184,998)
Comprehensive loss		$(406,542)

Net loss per share - basic and diluted	$(0.05)	$(0.01)
Weighted average shares outstanding - basic and diluted	24,813,936	22,643,406

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,277,682)	$(176,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	586,188	402,939
Gain on contract termination	(124,732)	—
Provision on inventory reserve	1,000	43,609
Stock-based compensation	133,808	138,329
Non-cash interest expense	—	577
Loss on sale of assets	13,343	2,909
Provision for losses on accounts receivable	4,395	8,000
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	(1,840,150)	(1,908,655)
Unbilled revenue	(245,892)	(776,365)
Inventory, net	(853,262)	(1,279,847)
Due from related party	585,492	(236,971)
Prepaid expenses and other current assets	(43,743)	(18,673)
Other non-current assets	54,741	(32,251)
Increase (decrease) in:
Accounts payable	(262,925)	1,641,206
Accrued expenses and other current liabilities	779,945	(233,824)
Deferred revenue	185,059	407,379
Interest payable, related party	(52,265)	21,378
Net cash used in operating activities	(2,356,680)	(1,996,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(273,814)	(315,205)
Proceeds from sale of assets	3,606	—
Purchases of intangible assets	(203,648)	(34,551)
Cash acquired in asset acquisition	442,746	971,454
Expenses associated with asset acquisition	(900)	—
Payment of stock issuance costs	(908)	(367,101)
Distributions to noncontrolling interest	(68,950)	(31,362)
Net cash provided by (used in) investing activities	(101,868)	223,235
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	12,550,590	—
Payments on revolving line of credit	(10,696,691)	—
Payments for debt issuance costs	(145,011)	—
Proceeds from the exercise of stock options	63,305	128,918
Payment on loan due to related party	(850,000)	—
Net cash provided by financing activities	922,193	128,918
Change in cash and cash equivalents	(1,536,355)	(1,644,718)
Cash and cash equivalents, beginning of the period	1,673,072	3,721,765
Cash and cash equivalents, end of the period	$136,717	$2,077,047

Supplemental disclosures of cash flows information:
Cash paid for interest	$112,460	$95,550
Cash paid for taxes	$44,864	$—
Issuance of stock to acquire American DG Energy	$—	$18,745,007
Issuance of Tecogen stock options in exchange for American DG Energy options	$—	$114,896

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Significant New Accounting Standards Adopted this Period
Cloud Computing Arrangement. During the third quarter of 2018, the Company early adopted ASU 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" as it is currently undertaking implementation of a new enterprise resource planning system (ERP). The Company opted to apply the provisions of ASU 2018-15 on a prospective basis. The primary effect of the provisions is to capitalize certain implementation costs during the application development phase and to amortize those costs prospectively over the life of the agreement rather than expense them currently as general and administrative costs.
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

The application of ASU 2014-09 did not have an impact upon adoption or on the amounts reported for the interim period ended September 30, 2018 as compared with the guidance that was in effect before the adoption and application of ASU 2014-09.

Disaggregated Revenue

In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2018.

Three Months Ended	September 30, 2018
	Products and Services	Energy Production	Total
Products	$2,765,094	$—	$2,765,094
Installation services	1,648,119	—	1,648,119
Maintenance services	2,065,651	—	2,065,651
Energy production	—	1,459,820	1,459,820
Total revenue	$6,478,864	$1,459,820	$7,938,684

Nine Months Ended	September 30, 2018
	Products and Services	Energy Production	Total
Products	$8,922,257	$—	$8,922,257
Installation services	6,350,379	—	6,350,379
Maintenance services	6,544,060	—	6,544,060
Energy production	—	4,750,580	4,750,580
Total revenue	$21,816,696	$4,750,580	$26,567,276

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

Revenue recognized during the quarter ended September 30, 2018 that was included in unbilled revenue at the beginning of the period was approximately $1.0 million. Approximately $0.9 million of revenue was billed in this period that had been recognized in previous periods.

Revenue recognized during the quarter ended September 30, 2018 that was included in deferred revenue at the beginning of the period was approximately $1.8 million.

The decrease in the deferred revenue balance during the quarter ended September 30, 2018 is primarily a result of $1.8 million of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the quarter, offset by cash payments of $1.7 million received in advance of satisfying performance obligations.

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

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $12.2 million. The Company expects to recognize revenue of approximately 95% of the remaining performance obligations over the next 24 months, 54% recognized in the first 12 months and 41% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income (loss) Per Common Share
Basic and diluted income (loss) per share for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to stockholders	$(603,037)	$27,211	$(1,336,628)	$(221,544)
Weighted average shares outstanding - Basic	24,819,056	24,720,613	24,813,936	22,643,406
Basic income (loss) per share	$(0.02)	$0.00	$(0.05)	$(0.01)
Weighted average shares outstanding - Diluted	24,819,056	24,930,624	24,813,936	22,643,406
Diluted income (loss) per share	$(0.02)	$0.00	$(0.05)	$(0.01)
Anti-dilutive shares underlying stock options outstanding	149,722	—	137,410	235,736
Anti-dilutive convertible debentures	—	—	—	889,830
Anti-dilutive warrants outstanding	—	—	—	250,000

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

Note 5. Property, Plant and Equipment

Property, plant and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2018	December 31, 2017
Energy systems	1 - 15 years	$12,209,144	$12,466,642
Machinery and equipment	5 - 7 years	1,355,617	1,215,951
Furniture and fixtures	5 years	104,317	205,320
Computer software	3 - 5 years	274,169	115,253
Leasehold improvements	*	450,792	440,519
		14,394,039	14,443,685
Less - accumulated depreciation and amortization		(3,286,530)	(2,177,974)
		$11,107,509	$12,265,711
* Lesser of estimated useful life of asset or lease term

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2018 and 2017 was $404,315 and $1,234,731 and $425,911 and $751,960, respectively. During the third quarter of 2018 the Company capitalized $40,690 of implementation costs incurred in connection with the implementation of an ERP system as discussed in Note 1. Description of Business and Basis of Presentation.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2018 and December 31, 2017 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2018			December 31, 2017
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(329,812)	$396,347	$605,704	$(285,341)	$320,363
Patents	888,382	(182,107)	706,275	808,323	(154,972)	653,351
Developed technology	240,000	(88,000)	152,000	240,000	(76,000)	164,000
Trademarks	21,740	—	21,740	19,540	—	19,540
In Process R&D	263,936	—	263,936	263,001	—	263,001
Favorable contract asset	1,561,739	(195,440)	1,366,299	1,561,739	(85,536)	1,476,203
TTcogen intangible assets	29,607	(925)	28,682	—	—	—
	$3,731,563	$(796,284)	$2,935,279	$3,498,307	$(601,849)	$2,896,458

Intangible liability
Unfavorable contract liability	$7,912,275	$(1,378,201)	$6,534,074	$8,341,922	$(612,255)	$7,729,667
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and nine months ended September 30, 2018 and 2017 was $25,981 and $77,357, and $23,106 and $74,482, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and nine months ended September 30, 2018 and 2017 was $211,876 and $656,042, and $290,677 and $428,264, respectively.

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

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years is estimated to be as follows:

Year 1	$(489,690)
Year 2	(433,817)
Year 3	(469,177)
Year 4	(464,601)
Year 5	(397,276)

Note 7. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of September 30, 2018.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2018 was 1,961,736.
Stock option activity for the nine months ended September 30, 2018 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,061,552	$0.79-$18.15	$3.60	4.95 years	$291,449
Granted	297,500	$2.30-$4.04	$3.52
Exercised	(52,754)	$1.20	$1.20
Canceled and forfeited	(72,009)	$2.30-$18.15	$6.70
Outstanding, September 30, 2018	1,234,289	$0.79-$10.33	$3.50	5.94 years	$422,771
Exercisable, September 30, 2018	819,914		$3.37		$396,971
Vested and expected to vest, September 30, 2018	1,172,133		$3.49		$418,901
Consolidated stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $133,808 and $138,329, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2018 by level within the fair value hierarchy.

September 30, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$295,209	$—	$295,209	$—	$(224,359)
Total recurring fair value measurements	$295,209	$—	$295,209	$—	$(224,359)

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and the Company may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year. The bank has agreed to provide a waiver to the Company as it is not in compliance with all of the covenants.

The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of September 30, 2018, the outstanding balance on the line of credit was $1,833,758 and the unamortized portion of debt issuance cost related to the Credit Agreement was $124,870 and is included as a reduction to the revolving line of credit in the accompanying Condensed Consolidated Balance Sheet.
Note 10. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at September 30, 2018 of approximately $225,207 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $10,000 which is recorded as a liability in the accompanying financial statements.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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
On May 21, 2018, defendants filed a motion for judgment on the pleadings. A hearing on the motion for judgment on the pleadings was held on November 2, 2018, and the parties are awaiting a decision on the motion.
On July 6, 2018 plaintiff filed a motion for class certification and plaintiff and defendants filed briefs regarding class certification in August and September 2018. The parties are awaiting a hearing or a decision on the class certification motion if defendants' motion for judgment on the pleadings is not granted.

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
TTcogen LLC
On May 19, 2016, the Company along with Tedom a.s., a corporation incorporated in the Czech Republic and a European combined heat and power product manufacturer ("Tedom"), entered into a joint venture, where the Company held a

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

50% participating interest and the remaining 50% interest was held by Tedom. As part of the joint venture, the parties agreed to create a Delaware limited liability company, TTcogen LLC ("TTcogen"), to carry out the business of the venture. Tedom granted TTcogen the sole and exclusive right to market, sell, offer for sale, and distribute certain products as agreed to by the parties throughout the United States. The product offerings of the joint venture expanded the current Tecogen product offerings to the MicroCHP for 35kW to large 4,000kW plants. Tecogen agreed to refer all appropriate sale leads to TTcogen regarding certain products and Tecogen would have the first right to repair and maintain the products sold by TTcogen.

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

On September 22, 2017, the Company provided written notice to Tedom and Tedom USA Inc., a Delaware subsidiary of Tedom (“Tedom USA”) that the Company is exercising its rights under the Joint Venture Agreement dated May 19, 2016 ("JVA") and the TTcogen LLC Operating Agreement ("LLC Operating Agreement"), to termination the JVA and LLC Operating Agreement. This notice began the dissolution process under the LLC Operating Agreement.

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
Note 12. Segments
As of September 30, 2018, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 4. “Acquisition of American DG Energy Inc.”), the Company’s operations were comprised of a single

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

segment. The following table presents information by reportable segment for the three and nine months ended September 30, 2018 and 2017:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended September 30, 2018
Revenue - external customers	$6,478,864	$1,459,820	$—	$7,938,684
Intersegment revenue	216,993	—	(216,993)	—
Total revenue	$6,695,857	$1,459,820	$(216,993)	$7,938,684
Gross profit	$2,266,307	$616,791	$—	$2,883,098
Identifiable assets	$21,311,668	$12,870,771	$16,579,095	$50,761,534

Three months ended September 30, 2017
Revenue - external customers	$6,945,083	$1,556,115	$—	$8,501,198
Intersegment revenue	250,525	—	(250,525)	—
Total revenue	$7,195,608	$1,556,115	$(250,525)	$8,501,198
Gross profit	$2,425,114	$832,917	$—	$3,258,031
Identifiable assets	$19,179,530	$16,028,115	$21,424,270	$56,631,915

Nine months ended September 30, 2018
Revenue - external customers	$21,816,696	$4,750,580	$—	$26,567,276
Intersegment revenue	863,077	—	(863,077)	—
Total revenue	$22,679,773	$4,750,580	$(863,077)	$26,567,276
Gross profit	$7,958,320	$1,922,175	$—	$9,880,495
Identifiable assets	$21,311,668	$12,870,771	$16,579,095	$50,761,534

Nine months ended September 30, 2017
Revenue - external customers	$20,608,196	$2,330,307	$—	$22,938,503
Intersegment revenue	442,343	—	(442,343)	—
Total revenue	$21,050,539	$2,330,307	$(442,343)	$22,938,503
Gross profit	$7,882,758	$1,276,566	$—	$9,159,324
Identifiable assets	$19,179,530	$16,028,115	$21,424,270	$56,631,915
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

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017

Overview

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

Our products are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. We have an installed base of more than 3,000 units. Our products have long useful lives with proper maintenance. Some of our units have been operating for almost 35 years.

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

TECOGEN INC.

Results of Operations

Third Quarter of 2018 Compared to Third Quarter of 2017

Revenues

Total revenues in the third quarter of 2018 were $7,938,684 compared to $8,501,198 for the same period in 2017, a decrease of $562,514 or 6.6%.

Segment 1 - Products and Services

Product revenues in the third quarter of 2018 were $2,765,094 compared to $2,425,616 for the same period in 2017, an increase of $339,478 or 14.0%. This increase was the net of a decrease in cogeneration sales of $178,307 and an increase in chiller sales of $517,785, year over year. We are seeing a marked increase in chiller interest due, in part, to the indoor agriculture market. Service revenues in the third quarter of 2018 were $3,713,770 compared to $4,519,467 for the same period in 2017, a decrease of $805,697 or 17.8%. This decrease in the third quarter is due to a decrease in installation activity of $761,694 and a decrease of $44,003 in service contract revenues. While service contract revenue remains relatively constant, installation activity can vary widely depending on the status of various projects.

Segment 2 - Energy Production

Energy production revenues in the third quarter of 2018 were $1,459,820, compared to $1,556,115 for the same period in 2017, a decrease of $96,295 or 6.2%. Energy production revenue represents energy revenues earned during the quarter by our American DG Energy sites.

Cost of Sales

Cost of sales in the third quarter of 2018 was $5,055,586 compared to $5,243,167 for the same period in 2017, a decrease of $187,581, or 3.6%.

Segment 1 - Products and Services

Cost of sales for products and services in the third quarter of 2018 was $4,212,557 compared to $4,519,969 for the same period in 2017, a decrease of $307,412 or 6.8%. During the third quarter our overall gross margin for our product and services segment was 35.0% compared to 34.9% for the same period in 2017. The increase is primarily due to a change in product mix.

Segment 2 - Energy Production

Cost of sales for energy production in the third quarter of 2018 was $843,029 compared to $723,198 for the same period in 2017, an increase of $119,831 or 16.6%. Gross margin for this segment was 42.3% for the third quarter of 2018 compared to 53.5% for the same period in 2017. The third quarter of 2017 was an unusually high margin quarter.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended September 30, 2018 were $2,582,600 compared to $2,427,352 for the same period in 2017, an increase of $155,248 or 6.4%. The increase was primarily due to additional insurance costs, employee and employee benefits costs.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2018 were $581,716 compared to $503,415 for the same period in 2017, an increase of $78,301 or 15.6%. This difference is due to larger sales commissions on chiller sales and increased trade show and sales activities.

TECOGEN INC.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended September 30, 2018 were $281,094 compared to $241,725 for the same period in 2017, an increase of $39,369 or 16.3%. This increase was due to the Company's continued efforts in connection with the potential commercialization of its Ultera emissions technology for certain non-stationary applications.

Loss from Operations

Loss from operations for the third quarter of 2018 was $562,312 compared to income of $85,539 for the same period in 2017, a difference of $647,851. The decrease was a result of increased operating expenses and lower gross profit as discussed above. Loss from operations for the third quarter of 2018 included non-recurring merger related expenses of $75,768 in connection with litigation and depreciation and amortization expense on the energy producing sites of $115,968.

Other Income (Expense), net

Other expense, net for the three months ended September 30, 2018 was $9,531 compared to $30,393 for the same period in 2017. Other income (expense) includes interest and other income and expense of $4,168, interest expense of $33,380 and an unrealized gain from market value fluctuation of our investment in EuroSite Power Inc.'s common stock of $19,681 for the third quarter of 2018. For the same period in 2017, interest and other income and expense was $14,849 and interest expense was $45,242.

Provision for state income taxes

The provision for state income taxes in the third quarter of 2018 was $3,815 and represents estimated income tax payments to various states for 2018.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $27,379 and $27,935 for the three months ended September 30, 2018 and 2017, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Income (Loss) Attributable to Tecogen Inc. and Comprehensive Income

Net loss attributable to Tecogen Inc. for the three months ended September 30, 2018 was $603,037 compared to income of $27,211 for the same period in 2017, an increase of $630,248, year over year. Comprehensive income for the three months ended September 30, 2017 was $66,572, a difference of $669,609 when compared to net loss attributable to the Company for the same period in 2018, due to the unrealized gain on marketable equity securities in addition to the increased operating expenses discussed above.

TECOGEN INC.

First Nine Months of 2018 Compared to First Nine Months of 2017

Revenues

Total revenues for the first nine months of 2018 were $26,567,276 compared to $22,938,503 for the same period in 2017, an increase of $3,628,773 or 15.8%.

Segment 1 - Products and Services

Product revenues in the first nine months of 2018 were $8,922,257 compared to $8,349,159 for the same period in 2017, an increase of $573,098 or 6.9%.This increase was a combination of an increase in chiller sales of $1,833,177 and a decrease in cogeneration sales of $1,260,079. We are seeing a marked increase in chiller interest due, in part, to the indoor agriculture market. Service revenues in the first nine months of 2018 were $12,894,439, compared to $12,259,037 for the same period in 2017, an increase of $635,402 or 5.2%. This increase in the first nine months of 2018 is due to an increase in installation activity of $785,513 and a decrease of $150,111 in service contract revenues. While service contract revenue remains relatively constant, installation activity can vary widely depending on the status of various projects.

Segment 2 - Energy Production

Energy production revenues in the first nine months of 2018 were $4,750,580, compared to $2,330,307 for the same period in 2017. The 2017 energy production revenue represents revenues earned after May 19, 2017, the day after the acquisition of American DG Energy through September 30, 2017.

Cost of Sales

Cost of sales in the first nine months of 2018 was $16,686,781 compared to $13,779,179 for the same period in 2017, an increase of $2,907,602, or 21.1%.

Segment 1 - Products and Services

Cost of sales for products and services in the first nine months of 2018 was $13,858,376 compared to $12,725,438 for the same period in 2017, an increase of $1,132,938 or 8.9%. During the first nine months of 2018, our product and service gross margin was 36.5% compared to 38.3% for the same period in 2017, a 2% decrease. The decrease in margin was a result of the increase in lower margin installation revenue.

Segment 2 - Energy Production

Cost of sales for energy production in the first nine months of 2018 was $2,828,405 compared to $1,053,741 for the same period in 2017. The 2017 cost of sales represents costs associated with energy revenues earned from May 19, 2017, the date after acquisition of American DG Energy through September 30, 2017. During this period our gross margin for energy production was 40.5% for 2018 compared to 54.8% for 2017, with 2017 having an unusually high margin.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2018 were $8,122,856 compared to $7,042,500 for the same period in 2017, an increase of $1,080,356 or 15.3%. The increase was mainly due to the increased salaries and overhead added as a result of the merger with ADGE in May 2017, with the nine months ended September 30, 2018 including a full nine months of ADGE revenue and expense whereas the same period in 2017 included only approximately four and a half months.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2018 were $1,892,229 compared to $1,558,378 for the same period in 2017, an increase of $333,851 or 21.4%. The increase is due to a larger sales team and increased trade show and sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2018 were $993,102 compared to $641,064 for the same period in 2017, an increase of $352,038 or 54.9%. This increase is due to the Company's continued

TECOGEN INC.

efforts in connection with the potential commercialization of its Ultera emissions technology for certain non-stationary applications.

Loss from Operations

Loss from operations for the nine months ended September 30, 2018 was $1,127,692 compared to a loss of $82,618 for the same period in 2017, an increase of $1,045,074. In addition to the expenses discussed above, loss from operations for the nine months ended September 30, 2018 included depreciation and amortization expense on the energy producing sites amounting to $346,537.

Other Income (Expense), net

Other expense, net for the nine months ended September 30, 2018 was $107,311 compared to $93,993 for the same period in 2017. Other income (expense) includes interest and other income of $7,926, interest expense of $56,195, and unrealized loss on investment securities of $59,042. For the same period in 2017, interest and other income was $21,033 and interest expense was $115,026. Unrealized loss on investment securities of $184,998 was included in other comprehensive loss in 2017 in accordance with Generally Accepted Accounting Principles for that year. As of January 1, 2018, the Company presents such unrealized holding gains or losses in the other income (expense) section of the statement of operations.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $58,946 for the nine months ended September 30, 2018 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2017, income attributable to noncontrolling interest was $44,933.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the nine months ended September 30, 2018 was $1,336,628 compared to $221,544 for the same period in 2017, an increase of $1,115,084. Comprehensive loss for the nine months ended September 30, 2017 was $406,542, a difference of $930,086 when compared to net loss attributable to Tecogen Inc for the same period in 2018, due to the unrealized loss on marketable equity securities in addition to the increased operating expenses discussed above.

Other Comprehensive Loss

The unrealized loss on securities of $184,998 for the nine months ended September 30, 2017 represents a market fluctuation impacting the fair value of American DG Energy's remaining common stock ownership in its former partially owned subsidiary, EuroSite Power Inc. as of September 30, 2017. In accordance with an accounting standard update, unrealized holding gains and losses, as of January 1, 2018, are no longer accounted for as other comprehensive income or loss, but instead are included in the other income (expense) section of the statement of operations.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2018 was $11,584,670 compared to $12,952,537 at December 31, 2017, a decrease of $1,367,867. Included in working capital were cash and cash equivalents of $136,717 at September 30, 2018, compared to $1,673,072 in cash and cash equivalents at December 31, 2017, a decrease of $1,536,355. The decrease in working capital and cash was the result of the pay off of related party debt, longer collection periods and pre-buying for production.

Cash used in operating activities for the nine months ended September 30, 2018 was $2,356,680 compared to $1,996,871 for the same period in 2017. Our accounts receivable balance increased to $11,548,663 at September 30, 2018 compared to $9,536,673 at December 31, 2017, using $1,840,150 of cash due to timing of billing, shipments, and collections. In addition, inventory and unbilled revenue increased using $853,262 and $245,892, respectively.

Accounts payable increased to $5,716,426 as of September 30, 2018 from $5,095,285 at December 31, 2017, with $884 thousand purchased using $262,925, in cash flow from operations. Accrued expenses increased to $2,196,921 as of September 30, 2018 from $1,416,976 as of December 31, 2017, providing $779,945 of cash from operations. The Company expects accounts payable and accrued expenses to fluctuate with routine changes in operations.

TECOGEN INC.

During the first nine months of 2018, our investing activities used $101,868 of cash and included the acquisition of TTcogen LLC of $442,746, offset by purchases of property and equipment of $273,814, expenditures related to purchases of intangible assets of $203,648 and cash paid for certain expenses associated with TTcogen LLC of $900.

During the first nine months of 2018, our financing activities provided $922,193 compared to $128,918 for the same period in 2017. Financing activities for the first nine months of 2018 included proceeds from the revolving line of credit of $12,550,590 offset by payments on this line of credit of $10,696,691, debt issuance costs in connection with the revolving line of $145,011 and the repayment of the loan due to related party of $850,000 plus accrued interest.

As of September 30, 2018, the Company's backlog of product and installation projects, excluding service contracts, was $15.7 million, consisting of $7.5 million of purchase orders received by us and $8.2 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

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
Changes in Internal Control over Financial Reporting:
During the last half of 2017 and the first three quarters of 2018 the Company has been in the process of implementing a new computer system to remediate its material weakness with respect to the small number of individuals dealing with general controls over information technology. Management expects to have partially implemented this system by year end 2018.
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

TECOGEN INC.

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
On May 21, 2018, defendants filed a motion for judgment on the pleadings. A hearing on the motion for judgment on the pleadings was held on November 2, 2018, and the parties are awaiting a decision on the motion.
On July 6, 2018 plaintiff filed a motion for class certification and plaintiff and defendants filed briefs regarding class certification in August and September 2018. The parties are awaiting a hearing or a decision on the class certification motion if defendants' motion for judgment on the pleadings is not granted.
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

10.13
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

10.45
Credit Agreement with Webster Business Credit Corporation, dated as of May 4, 2018 (Incorporated by reference to exhibit 10.45 to the registrant's Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2018).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase

TECOGEN INC.

100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 13, 2018.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)