Form 10-Q
period 2019-06-30
TECOGEN INC.
filed 2019-08-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, July 31, 2019
Common Stock, $0.001 par value	24,843,261

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,087,970	$272,552
Accounts receivable, net	11,628,702	14,176,452
Unbilled revenue	5,829,365	4,893,259
Inventory, net	6,990,697	6,294,862
Due from related party	—	9,405
Prepaid and other current assets	640,516	722,042
Total current assets	26,177,250	26,368,572
Property, plant and equipment, net	3,763,500	11,273,115
Right of use assets	2,421,581	—
Intangible assets, net	1,554,634	2,893,990
Goodwill	5,281,867	8,975,065
Other assets	557,544	393,651
TOTAL ASSETS	$39,756,376	$49,904,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$—	$2,009,435
Accounts payable	6,234,846	7,153,330
Accrued expenses	2,061,601	1,528,014
Deferred revenue	1,832,493	2,507,541
Lease obligations, current	520,667	—
Total current liabilities	10,649,607	13,198,320
Long-term liabilities:
Deferred revenue, net of current portion	96,937	2,375,700
Lease obligations, long-term	1,900,914	—
Unfavorable contract liability, net	2,754,497	6,292,599
Total liabilities	15,401,955	21,866,619

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,840,806 and 24,824,746 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	24,841	24,825
Additional paid-in capital	56,525,590	56,427,928
Accumulated deficit	(32,307,301)	(28,670,095)
Total Tecogen Inc. stockholders’ equity	24,243,130	27,782,658
Noncontrolling interest	111,291	255,116
Total stockholders’ equity	24,354,421	28,037,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,756,376	$49,904,393
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018
Revenues
Products	$2,445,448	$2,483,657
Services	4,843,649	4,461,283
Energy production	578,299	1,508,225
Total revenues	7,867,396	8,453,165
Cost of sales
Products	1,546,752	1,491,810
Services	2,530,175	2,962,040
Energy production	364,554	839,721
Total cost of sales	4,441,481	5,293,571
Gross profit	3,425,915	3,159,594
Operating expenses
General and administrative	2,683,252	2,750,705
Selling	704,700	635,396
Research and development	372,545	409,779
Total operating expenses	3,760,497	3,795,880
Loss from operations	(334,582)	(636,286)
Other income (expense)
Interest income	66	4,830
Interest expense	(17,005)	(9,802)
Unrealized gain (loss) on investment securities	19,681	(59,042)
Total other income (expense), net	2,742	(64,014)
Loss before provision for state income taxes	(331,840)	(700,300)
Provision for state income taxes	15,955	38,864
Consolidated net loss	(347,795)	(739,164)
Income attributable to the noncontrolling interest	(9,334)	(15,186)
Net loss attributable to Tecogen Inc.	$(357,129)	$(754,350)

Net loss per share - basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding - basic and diluted	24,826,311	24,818,459

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Revenues
Products	$5,469,974	$6,157,163
Services	8,754,945	9,180,669
Energy production	1,819,108	3,290,760
Total revenues	16,044,027	18,628,592
Cost of sales
Products	3,490,214	3,900,925
Services	5,004,708	5,744,894
Energy production	1,164,431	1,985,376
Total cost of sales	9,659,353	11,631,195
Gross profit	6,384,674	6,997,397
Operating expenses
General and administrative	5,338,663	5,540,255
Selling	1,397,954	1,310,514
Research and development	717,627	712,009
Gain on sale of assets	(1,081,049)	—
Goodwill impairment	3,693,198	—
Total operating expenses	10,066,393	7,562,778
Loss from operations	(3,681,719)	(565,381)
Other income (expense)
Interest income	598	3,758
Interest expense	(45,031)	(22,815)
Unrealized loss on investment securities	(19,680)	(78,723)
Total other expense, net	(64,113)	(97,780)
Loss before provision for state income taxes	(3,745,832)	(663,161)
Provision for state income taxes	7,786	38,864
Consolidated net loss	(3,753,618)	(702,025)
(Income) loss attributable to the noncontrolling interest	116,412	(31,567)
Net loss attributable to Tecogen Inc.	$(3,637,206)	(733,592)

Net loss per share - basic and diluted	$(0.15)	$(0.03)
Weighted average shares outstanding - basic and diluted	24,822,555	24,811,034

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2019 and 2018
(unaudited)

	Tecogen Inc. Stockholders
Three months ended June 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2019	24,834,746	$24,835	$56,477,342	$(31,950,172)	$129,370	$24,681,375
Exercise of stock options	6,060	6	8,750	—	—	8,756
Stock issuance costs	—	—	(400)	—	—	(400)
Stock based compensation expense	—	—	39,898	—	—	39,898
Distributions to non-controlling interest	—	—	—	—	(27,413)	(27,413)
Net income (loss)	—	—	—	(357,129)	9,334	(347,795)
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421

	Tecogen Inc. Stockholders
Six months ended June 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	16,060	16	20,740	—	—	20,756
Stock issuance costs	—	—	(1,011)	—	—	(1,011)
Stock based compensation expense	—	—	77,933	—	—	77,933
Distributions to non-controlling interest	—	—	—	—	(27,413)	(27,413)
Net loss	—	—	—	(3,637,206)	(116,412)	(3,753,618)
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421

	Tecogen Inc. Stockholders
Three months ended June 30, 2018	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2018	24,807,096	$24,807	$56,264,398	$(22,940,804)	$448,654	$33,797,055
Sale of common stock	—	—	—	—	—	—
Exercise of stock options	—	12	15,047	—	—	15,059
Stock issuance costs	—	—	(347)	—	—	(347)
Distributions to Non-controlling interest	—	—	—	—	(10,962)	(10,962)
Stock based compensation expense	—	—	38,062	—	—	38,062
Net income (loss)	—	—	—	(754,350)	15,186	(739,164)
Balance at June 30, 2018	24,807,096	$24,819	$56,317,160	$(23,695,154)	$452,878	$33,099,703

	Tecogen Inc. Stockholders
Six months ended June 30, 2018	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	24,766,892	$24,767	$56,176,330	$(165,317)	$(22,796,246)	$455,611	$33,695,145
Reclassification of Accumulated Other Comprehensive Loss	—	—	—	165,317	(165,317)	—	—
Exercise of stock options	40,204	52	63,252	—	—	—	63,304
Stock issuance costs	—	—	(900)	—	—	—	(900)
Distributions to Non-controlling interest	—	—	—	—	—	(34,299)	(34,299)
Stock based compensation expense	—	—	78,478	—	—	—	78,478
Net income (loss)	—	—	—	—	(733,591)	31,566	(702,025)
Balance at June 30, 2018	24,807,096	$24,819	$56,317,160	$—	$(23,695,154)	$452,878	$33,099,703

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,753,618)	$(702,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	267,232	386,250
Gain on contract termination	—	(124,732)
Provision on inventory reserve	—	1,000
Stock-based compensation	77,933	78,478
Goodwill impairment	3,693,198	—
(Gain) loss on sale of assets	(1,081,049)	13,343
Provision for losses on accounts receivable	29,849	4,395
Non-cash interest expense	12,087	—
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	2,517,901	(1,732,029)
Unbilled revenue	(936,106)	(345,324)
Inventory	(695,835)	(403,785)
Due from related party	9,405	585,492
Prepaid expenses and other current assets	(15,282)	(83,840)
Other non-current assets	59,683	74,424
Increase (decrease) in:
Accounts payable	(918,484)	(1,017,610)
Accrued expenses and other current liabilities	(380,351)	529,325
Deferred revenue	(966,776)	247,669
Interest payable, related party	—	(52,265)
Net cash used in operating activities	(2,080,213)	(2,541,234)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52,444)	(149,453)
Proceeds from sale of assets	5,000,000	3,606
Purchases of intangible assets	(22,738)	(149,264)
Cash acquired in asset acquisition	—	442,786
Expenses associated with asset acquisition	—	(900)
Payment of stock issuance costs	(1,011)	—
Distributions to noncontrolling interest	(27,413)	(34,300)
Net cash provided by investing activities	4,896,394	112,475
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving line of credit, net	(2,021,519)	2,702,828
Payments for debt issuance costs	—	(145,011)
Proceeds from the exercise of stock options	20,756	63,305
Payment on loan due to related party	—	(850,000)
Net cash provided by (used in) financing activities	(2,000,763)	1,771,122
Change in cash and cash equivalents	815,418	(657,637)
Cash and cash equivalents, beginning of the period	272,552	1,673,072
Cash and cash equivalents, end of the period	$1,087,970	$1,015,435

Supplemental disclosures of cash flows information:
Cash paid for interest	$23,551	$79,079
Cash paid for taxes	$28,524	$38,864

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Significant New Accounting Standards Adopted this Period
Cloud Computing Arrangement. During the third quarter of 2018, the Company early adopted ASU 2018-15 "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" as it is currently undertaking implementation of a new enterprise resource planning system (ERP). The Company opted to apply the provisions of ASU 2018-15 on a prospective basis. The primary effect of the provisions is to capitalize certain implementation costs amounting to $85,372 during the application development phase in 2018 and to amortize those costs prospectively over the life of the agreement rather than expense them currently as general and administrative costs.
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

As of June 30, 2019, $2.42 million was included in ROU assets $0.52 million in Lease obligations, current, and $1.90 million in Lease obligations, long-term, on the Condensed Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows. See Note 7. Leases for further discussion.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three and six months ended June 30, 2019 and 2018.

Three Months Ended	June 30, 2019
	Products and Services	Energy Production	Total
Products	$2,445,448	$—	$2,445,448
Installation services	2,291,027	—	2,291,027
Maintenance services	2,552,622	—	2,552,622
Energy production	—	578,299	578,299
Total revenue	$7,289,097	$578,299	$7,867,396

Six Months Ended	June 30, 2019
	Products and Services	Energy Production	Total
Products	$5,469,974	$—	$5,469,974
Installation services	3,846,891	—	3,846,891
Maintenance services	4,908,054	—	4,908,054
Energy production	—	1,819,108	1,819,108
Total revenue	$14,224,919	$1,819,108	$16,044,027

Three Months Ended	June 30, 2018
	Products and Services	Energy Production	Total
Products	$2,483,657	$—	$2,483,657
Installation services	2,296,606	—	2,296,606
Maintenance services	2,164,677	—	2,164,677
Energy production		1,508,225	1,508,225
Total revenue	$6,944,940	$1,508,225	$8,453,165

Six Months Ended	June 30, 2018

Products	$6,157,163	$—	$6,157,163
Installation services	4,698,404	—	4,698,404
Maintenance services	4,482,265	—	4,482,265
Energy production		3,290,760	3,290,760
Total revenue	$15,337,832	$3,290,760	$18,628,592

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets.

Revenue recognized during the quarter ended June 30, 2019 that was included in unbilled revenue at the beginning of the period was approximately $1.4 million. Approximately $3.7 million was billed in this period that had been recognized as revenue in previous periods.

Revenue recognized during the quarter ended June 30, 2019 that was included in deferred revenue at the beginning of the period was approximately $1.4 million.

The decrease in the deferred revenue balance during the quarter ended June 30, 2019 is primarily the result of of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period, offset by cash payments of $379 thousand received in advance of satisfying performance obligations.

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

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $20.4 million. The Company expects to recognize revenue of approximately 93% of the remaining performance obligations over the next 24 months, 29% recognized in the first 12 months and 64% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income (loss) Per Common Share
Basic and diluted income (loss) per share for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss attributable to stockholders	$(357,129)	$(754,350)	$(3,637,206)	$(733,592)
Weighted average shares outstanding - Basic and diluted	24,826,311	24,818,459	24,822,555	24,811,034
Basic loss per share	$(0.01)	$(0.03)	$(0.15)	$(0.03)
Anti-dilutive shares underlying stock options outstanding	205,036	176,812	228,537	135,517

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Property, Plant and Equipment

Property, plant and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2019	December 31, 2018
Energy systems	1 - 15 years	$4,372,639	$12,709,990
Machinery and equipment	5 - 7 years	1,419,009	1,355,617
Furniture and fixtures	5 years	193,697	222,542
Computer software	3 - 5 years	192,865	200,626
Leasehold improvements	*	450,792	450,792
		6,629,002	14,939,567
Less - accumulated depreciation and amortization		(2,865,502)	(3,666,452)
		$3,763,500	$11,273,115
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2019 and 2018 was $164,356 and $506,218 and $402,336 and $830,416, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment for further discussion.

Note 5. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2019 and December 31, 2018 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2019			December 31, 2018
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(372,782)	$353,377	$726,159	$(345,658)	$380,501
Patents	930,509	(198,362)	732,147	910,569	(188,239)	722,330
Developed technology	240,000	(100,000)	140,000	240,000	(92,000)	148,000
Trademarks	25,552	—	25,552	22,752	—	22,752
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	274,858	(260,217)	14,641	1,561,739	(232,099)	1,329,640
TTcogen intangible assets	29,607	(4,626)	24,981	—	—	—
	$2,490,621	$(935,987)	$1,554,634	$3,754,762	$(860,772)	$2,893,990

Intangible liability
Unfavorable contract liability	$4,689,025	$(1,934,528)	$2,754,497	$7,912,275	$(1,619,676)	$6,292,599
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and six months ended June 30, 2019 and 2018 was $23,649 and $47,748 and $26,473 and $51,376, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and six months ended June 30, 2019 and 2018 was $113,442 and $286,734 and $216,107 and $444,166, respectively.

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company in May 2017.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2019 was $192,674 and $372,371,respectively.
Supplemental information related to leases for the six months ended June 30, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$319,436
Right-of-use assets obtained in exchange for operating lease liabilities	$2,628,299
Weighted-average remaining lease term - operating leases	4.5 years
Weighted-average discount rate - operating leases	6%
Future minimum lease commitments under non-cancellable operating leases as of June 30, 2019 were as follows:

Operating Leases
Q3 through Q4 2019	$375,423
2020	649,801
2021	576,698
2022	529,115
2023	536,863
Thereafter	134,700
Total lease payments	2,802,600
Less: imputed interest	381,019
Total	$2,421,581

Note 8. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of June 30, 2019.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2019 was 1,903,180.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity for the six months ended June 30, 2019 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,292,589	$0.79-$10.33	$3.52	5.93 years	$671,331
Granted	88,500	$3.40-$3.80	$3.70
Exercised	(16,060)	$1.20-$2.60	$1.29
Canceled and forfeited	(700)	$4.50	$4.50
Outstanding, June 30, 2019	1,364,329	$0.79-$10.33	$3.56	5.78 years	$722,514
Exercisable, June 30, 2019	910,329		$3.50		$655,677
Vested and expected to vest, June 30, 2019	1,296,229		$3.55		$712,488
Consolidated stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was $39,898 and $77,933, and $38,062 and $78,478, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2019 by level within the fair value hierarchy.

June 30, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$216,487	$—	$216,487	$—
Total recurring fair value measurements	$216,487	$—	$216,487	$—

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies it as Level 2.

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair value at December 31, 2018	$236,167
Unrealized loss included in net income for the six months ended June 30, 2019	(19,680)
Fair value at June 30, 2019	$216,487

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

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and the Company may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year. As of June 30, 2019, the Company believes it is in compliance with all of the covenants.

The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of June 30, 2019, the outstanding balance on the line of credit was $0 and the unamortized portion of debt issuance cost related to the Credit Agreement was $97,669 and is included in prepaid and other current assets in the accompanying Condensed Consolidated Balance Sheet.
Note 11. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at June 30, 2019 of approximately $168,000 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
In connection with the sale of energy producing assets, the Company made certain guarantees to the purchaser as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment. In the first quarter of 2019 the Company recorded a reduction on the gain on sale and a corresponding liability of $350,000 in the financial statements to reserve for such future costs.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Note 13. Segments
As of June 30, 2019, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2019 and 2018:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Six months ended June 30, 2019

Revenue - external customers	$14,224,919	$1,819,108	$—	$16,044,027
Intersegment revenue	357,161	—	(357,161)	—
Total revenue	$14,582,080	$1,819,108	$(357,161)	$16,044,027
Gross profit	$5,729,997	$654,677	$—	$6,384,674
Identifiable assets	$24,448,764	$3,551,619	$11,755,993	$39,756,376

Six months ended June 30, 2018

Revenue - external customers	$15,337,832	$3,290,760	$—	$18,628,592
Intersegment revenue	646,084	—	(646,084)	—
Total revenue	$15,983,916	$3,290,760	$(646,084)	$18,628,592
Gross profit	$5,692,013	$1,305,384	$—	$6,997,397
Identifiable assets	$20,619,262	$12,853,001	$17,999,924	$51,472,187

Three months ended June 30, 2019

Revenue - external customers	$7,289,097	$578,299	$—	$7,867,396
Intersegment revenue	83,649	—	(83,649)	—
Total revenue	$7,372,746	$578,299	$(83,649)	$7,867,396
Gross profit	$3,212,170	$213,745	$—	$3,425,915
Identifiable assets	$24,448,764	$3,551,619	$11,755,993	$39,756,376

Three months ended June 30, 2018

Revenue - external customers	$6,944,940	$1,508,225	$—	$8,453,165
Intersegment revenue	290,915	—	(290,915)	—
Total revenue	$7,235,855	$1,508,225	$(290,915)	$8,453,165
Gross profit	$2,491,090	$668,504	$—	$3,159,594
Identifiable assets	$20,619,262	$12,853,001	$17,999,924	$51,472,187

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

TECOGEN INC.

Results of Operations

Second Quarter of 2019 Compared to Second Quarter of 2018

Revenues

Total revenues in the second quarter of 2019 were $7,867,396 compared to $8,453,165 for the same period in 2018, a decrease of $585,769 or 6.9%. This decrease is due to the sale of certain energy producing assets in the first quarter, therefore reducing the energy production revenue in the second quarter of 2019 compared to the same period in 2018.

Segment 1 - Products and Services

Product revenues in the second quarter of 2019 were $2,445,448 compared to $2,483,657 for the same period in 2018, a decrease of $38,209 or 1.5%. This decrease was the net of an increase in cogeneration sales of $125,127 and a decrease in chiller sales of $163,336, year over year. Such variations in product mix are to be expected. Service revenues in the second quarter of 2019 were $4,843,649 compared to $4,461,283 for the same period in 2018, an increase of $382,366 or 8.6%. This increase in the second quarter is due to a decrease in installation activity of $5,579 and an increase of $387,945 in service contract revenues. Service contract revenue in the second quarter of 2019 included certain engineering service projects accounting for this increase.

Segment 2 - Energy Production

Energy production revenues in the second quarter of 2019 were $578,299, compared to $1,508,225 for the same period in 2018, a decrease of $929,926 or 61.7%. Energy production revenue represents energy revenues earned during the quarter by our American DG Energy sites. This decrease is representative of the reduction in energy producing assets owned due to the sales of a portion of these assets as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment.

Cost of Sales

Cost of sales in the second quarter of 2019 was $4,441,481 compared to $5,293,571 for the same period in 2018, a decrease of $852,090, or 16.1% due to the decrease in revenue. Overall gross margin for the second quarter of 2019 was 43.5% compared to 37.4% for the same period in 2018.

Segment 1 - Products and Services

Cost of sales for products and services in the second quarter of 2019 was $4,076,927 compared to $4,453,850 for the same period in 2018, a decrease of $376,923 or 8.5%. During the second quarter our overall gross margin for our product and services segment was 44.1% compared to 35.9% for the same period in 2018.

Segment 2 - Energy Production

Cost of sales for energy production in the second quarter of 2019 was $364,554 compared to $839,721 for the same period in 2018, a decrease of $475,167 or 56.6% due to the decrease in revenue as discussed above. Gross margin for this segment was 37.0% for the second quarter of 2019 compared to 44.3% for the same period in 2018.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended June 30, 2019 were $2,683,252 compared to $2,750,705 for the same period in 2018, a decrease of $67,453 or 2.5%.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2019 were $704,700 compared to $635,396 for the same period in 2018, an increase of $69,304 or 10.9% which tends to vary quarter to quarter depending on timing of certain activities.

TECOGEN INC.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended June 30, 2019 were $372,545 compared to $409,779 for the same period in 2018, a decrease of $37,234 or 9.1%. R&D expenses were incurred due to the Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

Income (Loss) from Operations

Loss from operations for the second quarter of 2019 was $334,582 compared to a loss of $636,286 for the same period in 2018, a difference of $301,704. The improvement was a result of the increase in gross profit and margin for the second quarter of 2019 compared to the same period in 2018.

Other Income (Expense), net

Other income, net for the three months ended June 30, 2019 was income of $2,742 compared to expense of $64,014 for the same period in 2018. Other income (expense) includes interest and other income and expense of $66, interest expense of $17,005 and an unrealized gain from market value fluctuation of our investment in EuroSite Power Inc.'s common stock of $19,681 for the second quarter of 2019. For the same period in 2018, interest and other income and expense was $4,830, unrealized loss from market fluctuation of $59,042 and interest expense was $9,802.

Provision for state income taxes

The provision for state income taxes in the second quarter of 2019 and 2018 was $15,955 and $38,864, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $9,334 and income of $15,186 for the three months ended June 30, 2019 and 2018, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Loss Attributable to Tecogen Inc.

Net loss attributable to Tecogen Inc. for the three months ended June 30, 2019 was $357,129 compared to a loss of $754,350 for the same period in 2018, a difference of $397,221, year over year. The improvement was a result of the increase in gross profit and margin for the second quarter of 2019 compared to the same period in 2018.

TECOGEN INC.

First Six Months of 2019 Compared to First Six Months of 2018

Revenues

Total revenues for the first six months of 2019 were $16,044,027 compared to $18,628,592 for the same period in 2018, a decrease of $2,584,565 or 13.9%.

Segment 1 - Products and Services

Product revenues in the first six months of 2019 were $5,469,974 compared to $6,157,163 for the same period in 2018, a decrease of $687,189 or 11.2%.This decrease was a combination of an decrease in chiller sales of $867,104 and a increase in cogeneration sales of $179,915. Such variations in product mix from period to period are to be expected. Service revenues in the first six months of 2019 were $8,754,945, compared to $9,180,669 for the same period in 2018, a decrease of $425,724 or 4.6%. This decrease in the first six months of 2019 is due to an decrease in installation activity of $851,513 and an increase of $425,789 in service contract revenues. While service contract revenue remains relatively constant, the first half of 2019 included certain engineering service projects accounting for this increase. Installation activity can vary widely depending on the status of various projects.

Segment 2 - Energy Production

Energy production revenues in the first six months of 2019 were $1,819,108, compared to $3,290,760 for the same period in 2018. This decrease is representative of the reduction in energy producing assets owned due to the sales of a portion of these assets as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment

Cost of Sales

Cost of sales in the first six months of 2019 was $9,659,353 compared to $11,631,195 for the same period in 2018, a decrease of $1,971,842, or 17.0%.

Segment 1 - Products and Services

Cost of sales for products and services in the first six months of 2019 was $8,494,922 compared to $9,645,819 for the same period in 2018, a decrease of $1,150,897 or 11.9%. During the first six months of 2019, our product and service gross margin was 40.3% compared to 37.1% for the same period in 2018, a 3% increase. The increase in margin was a result of an increase in installation margin.

Segment 2 - Energy Production

Cost of sales for energy production in the first six months of 2019 was $1,164,431 compared to $1,985,376 for the same period in 2018. During this period our gross margin for energy production was 36.0% for 2019 compared to 39.7% for the same period in 2018.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2019 were $5,338,663 compared to $5,540,255 for the same period in 2018, a decrease of $201,592 or 3.6%. The decrease was mainly due to management's focus on cutting costs wherever possible.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2019 were $1,397,954 compared to $1,310,514 for the same period in 2018, an increase of $87,440 or 6.7%. The increase is due to a larger sales team and increased trade show and sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2019 were $717,627 compared to $712,009 for the same period in 2018, an increase of $5,618 or 0.8%. R&D expenses were incurred due to the Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

A gain on the sale of assets of $1,081,049 was recognized during the six months ended June 30, 2019 in connection with the sale of certain energy producing assets. See discussion in Note 6.Sale of Energy Producing Assets and Goodwill Impairment in the accompanying consolidated financial statements.

Goodwill impairment relating to the ADG sites of $3,693,198 was recognized during the six months ended June 30, 2019. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment to the accompanying consolidated financial statements for further discussion of this charge.

Loss from Operations

Loss from operations for the six months ended June 30, 2019 was $3,681,719 compared to a loss of $565,381 for the same period in 2018, a difference of $3,116,338. The goodwill impairment of $3,693,198 accounts for the significant difference from the six months ended June 30, 2019 compared to the same period in 2018.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2019 was $64,113 compared to $97,780 for the same period in 2018. Other income (expense) includes interest and other income of $598, interest expense of $45,031, and unrealized loss on investment securities of $19,680. For the same period in 2018, interest and other income was $3,758, interest expense was $22,815, and unrealized loss on investment securities was $78,723.

Provision for state income taxes

The provision for state income taxes six months ended June 30, 2019 and 2018 was $7,786 and $38,864, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

The loss attributable to the noncontrolling interest was $116,412 for the six months ended June 30, 2019 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2018, income attributable to noncontrolling interest was $31,567.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the six months ended June 30, 2019 was $3,637,206 compared to $733,592 for the same period in 2018, an increase of $2,903,614. The goodwill impairment of $3,693,198 accounts for the significant difference from the six months ended June 30, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2019 was $15,527,643 compared to $13,170,252 at December 31, 2018, an increase of $2,357,391. Included in working capital were cash and cash equivalents of $1,087,970 at June 30, 2019, compared to $272,552 at December 31, 2018, an increase of $815,418. The increase in working capital and cash was the result of the cash received upon the sale of certain energy production assets.

Cash used in operating activities for the six months ended June 30, 2019 was $2,080,213 compared to $2,541,234 for the same period in 2018. Our accounts receivable balance decreased to $11,628,702 at June 30, 2019 compared to $14,176,452 at December 31, 2018, providing $2,517,901 of cash due to timing of billing, shipments, and collections. In addition, inventory and unbilled revenue increased using $695,835 and $936,106, respectively, using $1,631,941 of cash from operations.

Accounts payable decreased to $6,234,846 as of June 30, 2019 from $7,153,330 at December 31, 2018, using $918,484, in cash flow from operations. Deferred revenue decreased as of June 30, 2019 compared to December 31, 2018, using $966,776 of cash from operations. The Company expects accounts payable and deferred revenue to fluctuate with routine changes in operations.

TECOGEN INC.

During the first six months of 2019 our investing activities provided $4,896,394 of cash from the proceeds of the sale of energy producing assets of $5.0 million, offset by purchases of property and equipment of $52,444, and expenditures related to purchases of intangible assets of $22,738.

During the first six months of 2019 our financing activities used $2,000,763 compared to cash provided by financing activities of $1,771,122 for the same period in 2018. Financing activities for the first six months of 2019 included net payments on the line of credit of $2,021,519 as well as proceeds from the exercise of stock options of $20,756.

As of June 30, 2019, the Company's backlog of product and installation projects, excluding service contracts, was $25.3 million, consisting of $19.0 million of purchase orders received by us and $6.3 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

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
Seasonality

We expect that the majority of our heating systems sold will be operational for the winter and the majority of our chilling systems sold will be operational for the summer. Our cogeneration sales are not generally affected by the seasons. Our service team does experience higher demand in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September.

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

10.55
Amendment to Advisory Agreement with John Hatsopoulos dated July 22, 2019 (Incorporated by reference to exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on July 25, 2019).

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

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 13, 2019.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)