Form 10-Q
period 2019-09-30
TECOGEN INC.
filed 2019-11-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, October 31, 2019
Common Stock, $0.001 par value	24,843,261

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$780,740	$272,552
Accounts receivable, net	13,049,383	14,176,452
Unbilled revenue	5,058,634	4,893,259
Inventory, net	7,058,466	6,294,862
Due from related party	—	9,405
Prepaid and other current assets	644,821	722,042
Total current assets	26,592,044	26,368,572
Property, plant and equipment, net	3,603,709	11,273,115
Right of use assets	2,294,951	—
Intangible assets, net	1,572,085	2,893,990
Goodwill	5,281,867	8,975,065
Other assets	609,666	393,651
TOTAL ASSETS	$39,954,322	$49,904,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$940,576	$2,009,435
Accounts payable	6,487,743	7,153,330
Accrued expenses	2,015,111	1,528,014
Deferred revenue	1,596,416	2,507,541
Lease obligations, current	530,481	—
Total current liabilities	11,570,327	13,198,320
Long-term liabilities:
Deferred revenue, net of current portion	157,215	2,375,700
Lease obligations, long-term	1,764,470	—
Unfavorable contract liability, net	2,644,658	6,292,599
Total liabilities	16,136,670	21,866,619

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,843,261 and 24,824,746 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	24,843	24,825
Additional paid-in capital	56,573,920	56,427,928
Accumulated deficit	(32,893,550)	(28,670,095)
Total Tecogen Inc. stockholders’ equity	23,705,213	27,782,658
Noncontrolling interest	112,439	255,116
Total stockholders’ equity	23,817,652	28,037,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,954,322	$49,904,393
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Revenues
Products	$3,790,291	$2,765,094
Services	4,248,584	3,713,770
Energy production	631,602	1,459,820
Total revenues	8,670,477	7,938,684
Cost of sales
Products	2,515,605	1,695,347
Services	3,029,702	2,517,210
Energy production	293,929	843,029
Total cost of sales	5,839,236	5,055,586
Gross profit	2,831,241	2,883,098
Operating expenses
General and administrative	2,333,887	2,582,600
Selling	669,720	581,716
Research and development	365,817	281,094
Total operating expenses	3,369,424	3,445,410
Loss from operations	(538,183)	(562,312)
Other income (expense)
Interest income	192	4,168
Interest expense	(18,516)	(33,380)
Unrealized gain (loss) on investment securities	—	19,681
Total other income (expense), net	(18,324)	(9,531)
Loss before provision for state income taxes	(556,507)	(571,843)
Provision for state income taxes	7,881	3,815
Consolidated net loss	(564,388)	(575,658)
Income attributable to the noncontrolling interest	(21,861)	(27,379)
Net loss attributable to Tecogen Inc.	$(586,249)	$(603,037)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	24,843,177	24,819,056

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenues
Products	$9,260,265	$8,922,257
Services	13,003,529	12,894,439
Energy production	2,450,710	4,750,580
Total revenues	24,714,504	26,567,276
Cost of sales
Products	6,005,819	5,596,272
Services	8,034,410	8,262,104
Energy production	1,458,360	2,828,405
Total cost of sales	15,498,589	16,686,781
Gross profit	9,215,915	9,880,495
Operating expenses
General and administrative	7,672,550	8,122,856
Selling	2,067,674	1,892,229
Research and development	1,083,444	993,102
Gain on sale of assets	(1,081,049)	—
Goodwill impairment	3,693,198	—
Total operating expenses	13,435,817	11,008,187
Loss from operations	(4,219,902)	(1,127,692)
Other income (expense)
Interest income	790	7,926
Interest expense	(63,547)	(56,195)
Unrealized loss on investment securities	(19,680)	(59,042)
Total other expense, net	(82,437)	(107,311)
Loss before provision for state income taxes	(4,302,339)	(1,235,003)
Provision for state income taxes	15,667	42,679
Consolidated net loss	(4,318,006)	(1,277,682)
(Income) loss attributable to the noncontrolling interest	94,551	(58,946)
Net loss attributable to Tecogen Inc.	$(4,223,455)	(1,336,628)

Net loss per share - basic and diluted	$(0.17)	$(0.05)
Weighted average shares outstanding - basic and diluted	24,838,367	24,813,936

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2019 and 2018
(unaudited)

	Tecogen Inc. Stockholders
Three months ended September 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421
Exercise of stock options	2,455	2	5,659	—	—	5,661
Stock based compensation expense	—	—	42,671	—	—	42,671
Distributions to non-controlling interest	—	—	—	—	(20,713)	(20,713)
Net income (loss)	—	—	—	(586,249)	21,861	(564,388)
Balance at September 30, 2019	24,843,261	$24,843	$56,573,920	$(32,893,550)	$112,439	$23,817,652

	Tecogen Inc. Stockholders
Nine months ended September 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	18,515	18	26,399	—	—	26,417
Stock issuance costs	—	—	(1,011)	—	—	(1,011)
Stock based compensation expense	—	—	120,604	—	—	120,604
Distributions to non-controlling interest	—	—	—	—	(48,126)	(48,126)
Net loss	—	—	—	(4,223,455)	(94,551)	(4,318,006)
Balance at September 30, 2019	24,843,261	$24,843	$56,573,920	$(32,893,550)	$112,439	$23,817,652

	Tecogen Inc. Stockholders
Three months ended September 30, 2018	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2018	24,819,646	$24,819	$56,317,160	$(23,695,154)	$452,878	$33,099,703
Stock issuance costs	—	—	(907)	—	—	(907)
Distributions to Non-controlling interest	—	—	—	—	(34,650)	(34,650)
Stock based compensation expense	—	—	55,330	—	—	55,330
Net income (loss)	—	—	—	(603,037)	27,379	(575,658)
Balance at September 30, 2018	24,819,646	$24,819	$56,371,583	$(24,298,191)	$445,607	$32,543,818

	Tecogen Inc. Stockholders
Nine months ended September 30, 2018	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	24,766,892	$24,767	$56,176,330	$(165,317)	$(22,796,246)	$455,611	$33,695,145
Reclassification of Accumulated Other Comprehensive Loss	—	—	—	165,317	(165,317)	—	—
Exercise of stock options	52,754	52	63,252	—	—	—	63,304
Stock issuance costs	—	—	(1,807)	—	—	—	(1,807)
Distributions to Non-controlling interest	—	—	—	—	—	(68,950)	(68,950)
Stock based compensation expense	—	—	133,808	—	—	—	133,808
Net income (loss)	—	—	—	—	(1,336,628)	58,946	(1,277,682)
Balance at September 30, 2018	24,819,646	$24,819	$56,371,583	$—	$(24,298,191)	$445,607	$32,543,818

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(4,318,006)	$(1,277,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	362,848	586,188
Gain on contract termination	—	(124,732)
Provision on inventory reserve	—	1,000
Stock-based compensation	120,604	133,808
Goodwill impairment	3,693,198	—
(Gain) loss on sale of assets	(1,081,049)	13,343
Provision for losses on accounts receivable	29,849	4,395
Non-cash interest expense	36,252	—
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	1,097,220	(1,840,150)
Unbilled revenue	(165,375)	(245,892)
Inventory	(763,604)	(853,262)
Due from related party	9,405	585,492
Prepaid expenses and other current assets	(19,586)	(43,743)
Other non-current assets	(216,015)	54,741
Increase (decrease) in:
Accounts payable	(665,587)	(262,925)
Accrued expenses and other current liabilities	(203,262)	779,945
Deferred revenue	(1,142,575)	185,059
Interest payable, related party	—	(52,265)
Net cash used in operating activities	(3,225,683)	(2,356,680)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,642)	(273,814)
Proceeds from sale of assets	5,000,000	3,606
Purchases of intangible assets	(64,656)	(203,648)
Cash acquired in asset acquisition	—	442,746
Expenses associated with asset acquisition	—	(900)
Payment of stock issuance costs	(1,011)	(908)
Distributions to noncontrolling interest	(48,127)	(68,950)
Net cash provided by (used in) investing activities	4,812,564	(101,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net	(1,105,111)	1,853,899
Payments for debt issuance costs	—	(145,011)
Proceeds from the exercise of stock options	26,418	63,305
Payment on loan due to related party	—	(850,000)
Net cash provided by (used in) financing activities	(1,078,693)	922,193
Change in cash and cash equivalents	508,188	(1,536,355)
Cash and cash equivalents, beginning of the period	272,552	1,673,072
Cash and cash equivalents, end of the period	$780,740	$136,717

Supplemental disclosures of cash flows information:
Cash paid for interest	$24,729	$112,460
Cash paid for taxes	$29,205	$44,864

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

As of September 30, 2019, $2.29 million was included in ROU assets, $0.53 million in Lease obligations, current, and $1.76 million in Lease obligations, long-term, on the Condensed Consolidated Balance Sheets as a result of the new lease standard. There was no impact on our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows. See Note 7. Leases for further discussion.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended	September 30, 2019
	Products and Services	Energy Production	Total
Products	$3,790,291	$—	$3,790,291
Installation services	1,794,649	—	1,794,649
Maintenance services	2,453,935	—	2,453,935
Energy production	—	631,602	631,602
Total revenue	$8,038,875	$631,602	$8,670,477

Nine Months Ended	September 30, 2019
	Products and Services	Energy Production	Total
Products	$9,260,265	$—	$9,260,265
Installation services	5,641,540	—	5,641,540
Maintenance services	7,361,989	—	7,361,989
Energy production	—	2,450,710	2,450,710
Total revenue	$22,263,794	$2,450,710	$24,714,504

Three Months Ended	September 30, 2018
	Products and Services	Energy Production	Total
Products	$2,765,094	$—	$2,765,094
Installation services	1,648,119	—	1,648,119
Maintenance services	2,065,651	—	2,065,651
Energy production		1,459,820	1,459,820
Total revenue	$6,478,864	$1,459,820	$7,938,684

Nine Months Ended	September 30, 2018

Products	$8,922,257	$—	$8,922,257
Installation services	6,350,379	—	6,350,379
Maintenance services	6,544,060	—	6,544,060
Energy production		4,750,580	4,750,580
Total revenue	$21,816,696	$4,750,580	$26,567,276

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

Energy Production Segment

Energy Production. Revenue from energy contracts is recognized when electricity, heat, hot and/or chilled water is produced by Company owned on-site cogeneration systems. Each month we bill the customer and recognize revenue for the various forms of energy delivered, based on meter readings which capture the quantity of the various forms of energy delivered in a given month, under a contractually defined formula which takes into account the current month's cost of energy from the local power utility.

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

Revenue recognized during the quarter ended September 30, 2019 that was included in unbilled revenue at the beginning of the period was approximately $3.0 million. Approximately $2.3 million was billed in this period that had been recognized as revenue in previous periods.

Revenue recognized during the quarter ended September 30, 2019 that was included in deferred revenue at the beginning of the period was approximately $2.2 million.

The decrease in the deferred revenue balance during the quarter ended September 30, 2019 is primarily the result of revenue recognized during the period that was included in the deferred revenue balance at the beginning of the period, offset by cash payments of $230 thousand received in advance of satisfying performance obligations.

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

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $25.1 million. The Company expects to recognize revenue of approximately 94% of the remaining performance obligations over the next 24 months, 41% recognized in the first 12 months and 53% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Loss Per Common Share
Basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to stockholders	$(586,249)	$(603,037)	$(4,223,455)	$(1,336,628)
Weighted average shares outstanding - Basic and diluted	24,843,177	24,819,056	24,838,367	24,813,936
Basic loss per share	$(0.02)	$(0.02)	$(0.17)	$(0.05)
Anti-dilutive shares underlying stock options outstanding	85,272	149,722	188,272	137,410

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Property, Plant and Equipment

Property, plant and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2019	December 31, 2018
Energy systems	1 - 15 years	$4,372,639	$12,709,990
Machinery and equipment	5 - 7 years	1,440,207	1,355,617
Furniture and fixtures	5 years	193,697	222,542
Computer software	3 - 5 years	192,865	200,626
Leasehold improvements	*	450,792	450,792
		6,650,200	14,939,567
Less - accumulated depreciation and amortization		(3,046,491)	(3,666,452)
		$3,603,709	$11,273,115
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2019 and 2018 was $180,662 and $686,880 and $404,315 and $1,234,731, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment for further discussion.

Note 5. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2019 and December 31, 2018 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2019			December 31, 2018
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(386,344)	$339,815	$726,159	$(345,658)	$380,501
Patents	971,830	(202,497)	769,333	910,569	(188,239)	722,330
Developed technology	240,000	(104,000)	136,000	240,000	(92,000)	148,000
Trademarks	26,146	—	26,146	22,752	—	22,752
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	274,858	(262,059)	12,799	1,561,739	(232,099)	1,329,640
TTcogen intangible assets	29,607	(5,551)	24,056	—	—	—
	$2,532,536	$(960,451)	$1,572,085	$3,754,762	$(860,772)	$2,893,990

Intangible liability
Unfavorable contract liability	$4,689,025	$(2,044,367)	$2,644,658	$7,912,275	$(1,619,676)	$6,292,599
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and nine months ended September 30, 2019 and 2018 was $22,951 and $70,699 and $25,981 and $77,357, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and nine months ended September 30, 2019 and 2018 was $107,998 and $394,731 and $211,876 and $656,042, respectively.

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

Year 1	$(167,577)
Year 2	(203,431)
Year 3	(211,868)
Year 4	(143,920)
Year 5	(91,852)

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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2019 was $196,476 and $568,847, respectively.
Supplemental information related to leases for the nine months ended September 30, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$480,319
Right-of-use assets obtained in exchange for operating lease liabilities	$2,628,299
Weighted-average remaining lease term - operating leases	4.3 years
Weighted-average discount rate - operating leases	6%
Future minimum lease commitments under non-cancellable operating leases as of September 30, 2019 were as follows:

Operating Leases
Q4 2019	$214,628
2020	649,801
2021	576,698
2022	529,115
2023	536,863
Thereafter	134,700
Total lease payments	2,641,805
Less: imputed interest	346,854
Total	$2,294,951

Note 8. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of September 30, 2019.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2019 was 1,906,180.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock option activity for the nine months ended September 30, 2019 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,292,589	$0.79-$10.33	$3.52	5.93 years	$671,331
Granted	88,500	$3.40-$3.80	$3.70
Exercised	(18,515)	$1.20-$2.60	$1.43
Canceled and forfeited	(3,700)	$3.22-$4.50	$3.46
Outstanding, September 30, 2019	1,358,874	$0.79-$10.33	$3.56	5.53 years	$126,439
Exercisable, September 30, 2019	939,249		$3.52		$126,439
Vested and expected to vest, September 30, 2019	1,295,930		$3.56		$126,439
Consolidated stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was $42,671 and $120,604, and $55,330 and $133,808, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the periods.

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

The following table presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2019 by level within the fair value hierarchy.

September 30, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$216,487	$—	$216,487	$—
Total recurring fair value measurements	$216,487	$—	$216,487	$—

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies it as Level 2.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

Fair value at December 31, 2018	$236,167
Unrealized loss included in net income for the nine months ended September 30, 2019	(19,680)
Fair value at September 30, 2019	$216,487

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

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and the Company may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year. As of September 30, 2019, the Company believes it is in compliance with all of the covenants.

The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of September 30, 2019, the outstanding balance on the line of credit was $940,576 and the unamortized portion of debt issuance cost related to the Credit Agreement was $62,030 and is netted against the revolving line of credit balance in the accompanying Condensed Consolidated Balance Sheet.
Note 11. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at September 30, 2019 of approximately $145,000 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
In connection with the sale of energy producing assets, the Company made certain guarantees to the purchaser as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment. In the first quarter of 2019 the Company recorded a reduction on the gain on sale and a corresponding liability of $350,000 in the financial statements to reserve for such future costs. As of September 30, 2019, the balance in this reserve is $30,352.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Segments
As of September 30, 2019, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Nine months ended September 30, 2019

Revenue - external customers	$22,263,794	$2,450,710	$—	$24,714,504
Intersegment revenue	470,169	—	(470,169)	—
Total revenue	$22,733,963	$2,450,710	$(470,169)	$24,714,504
Gross profit	$8,223,565	$992,350	$—	$9,215,915
Identifiable assets	$25,166,483	$3,375,306	$11,412,533	$39,954,322

Nine months ended September 30, 2018

Revenue - external customers	$21,816,696	$4,750,580	$—	$26,567,276
Intersegment revenue	863,077	—	(863,077)	—
Total revenue	$22,679,773	$4,750,580	$(863,077)	$26,567,276
Gross profit	$7,958,320	$1,922,175	$—	$9,880,495
Identifiable assets	$21,311,668	$12,870,771	$16,579,095	$50,761,534

Three months ended September 30, 2019

Revenue - external customers	$8,038,875	$631,602	$—	$8,670,477
Intersegment revenue	113,008	—	(113,008)	—
Total revenue	$8,151,883	$631,602	$(113,008)	$8,670,477
Gross profit	$2,493,568	$337,673	$—	$2,831,241
Identifiable assets	$25,166,483	$3,375,306	$11,412,533	$39,954,322

Three months ended September 30, 2018

Revenue - external customers	$6,478,864	$1,459,820	$—	$7,938,684
Intersegment revenue	216,993	—	(216,993)	—
Total revenue	$6,695,857	$1,459,820	$(216,993)	$7,938,684
Gross profit	$2,266,307	$616,791	$—	$2,883,098
Identifiable assets	$21,311,668	$12,870,771	$16,579,095	$50,761,534

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

TECOGEN INC.

Results of Operations

Third Quarter of 2019 Compared to Third Quarter of 2018

Revenues

Total revenues in the third quarter of 2019 were $8,670,477 compared to $7,938,684 for the same period in 2018, an increase of $731,793 or 9.2%. This increase is due to growth in product sales, specifically chillers, in the third quarter of 2019 compared to the same period in 2018.

Segment 1 - Products and Services

Product revenues in the third quarter of 2019 were $3,790,291 compared to $2,765,094 for the same period in 2018, an increase of $1,025,197 or 37.1%. This increase included an increase in cogeneration sales of $8,309 and an increase in chiller sales of $1,033,506, year over year. Such variations in product mix are not unusual and expected. Service revenues in the third quarter of 2019 were $4,248,584 compared to $3,713,770 for the same period in 2018, an increase of $534,814 or 14.4%. This increase in the third quarter is due to an increase in installation activity of $146,530 and an increase of $388,284 in service contract revenues. Service contract revenue in the third quarter of 2019 included an increase in certain time and materials projects accounting for this increase.

Segment 2 - Energy Production

Energy production revenue earned by our American DG Energy sites, in the third quarter of 2019 was $631,602, compared to $1,459,820 for the same period in 2018, a decrease of $828,218 or 56.7%. This decrease is representative of the reduction in energy producing assets owned due to the sales of a portion of these assets as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment.

Cost of Sales

Cost of sales in the third quarter of 2019 was $5,839,236 compared to $5,055,586 for the same period in 2018, an increase of $783,650, or 15.5% due to the increase in revenue. Overall gross margin for the third quarter of 2019 was 32.7% compared to 36.3% for the same period in 2018.

Segment 1 - Products and Services

Cost of sales for products and services in the third quarter of 2019 was $5,545,307 compared to $4,212,557 for the same period in 2018, an increase of $1,332,750 or 31.6%. During the third quarter our overall gross margin for our product and services segment was 31.0% compared to 35.0% for the same period in 2018. Product margins for the third quarter of 2019 were 33.6% compared to 38.7% for the same period in 2018. This decrease is due to the discounted sale of our first Tecofrost unit. In addition, service margins for the third quarter of 2019 were 28.7% compared to 32.2% for the same period in 2018, driven by margins realized on installation projects, which can vary widely from project to project.

Segment 2 - Energy Production

Cost of sales for energy production in the third quarter of 2019 was $293,929 compared to $843,029 for the same period in 2018, a decrease of $549,100 or 65.1% due to the decrease in revenue as discussed above. Gross margin for this segment was 53.5% for the third quarter of 2019 compared to 42.3% for the same period in 2018. Margin increase is due to the relative number of chillers running at this time versus cogeneration units. The chillers are performing more in the summer months of the third quarter.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended September 30, 2019 were $2,333,887 compared to $2,582,600 for the same period in 2018, a decrease of $248,713 or 9.6%, due to management's effort to control overhead costs wherever possible.

TECOGEN INC.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2019 were $669,720 compared to $581,716 for the same period in 2018, an increase of $88,004 or 15.1% which tends to vary quarter to quarter depending on timing of certain selling activities and outside commissions on chiller sales.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended September 30, 2019 were $365,817 compared to $281,094 for the same period in 2018, an increase of $84,723 or 30.1%. R&D expenses were incurred due to the Company's continued efforts in connection with Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

Loss from Operations

Loss from operations for the third quarter of 2019 was $538,183 compared to a loss of $562,312 for the same period in 2018, a difference of $24,129. The difference was primarily a result of the decrease in operating expenses for the third quarter of 2019 compared to the same period in 2018.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2019 was $18,324 compared to $9,531 for the same period in 2018. Other income (expense) includes interest income of $192, interest expense of $18,516 for the third quarter of 2019. For the same period in 2018, interest income was $4,168, unrealized loss from market fluctuation of $19,681 and interest expense was $33,380.

Provision for state income taxes

The provision for state income taxes in the third quarter of 2019 and 2018 was $7,881 and $3,815, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $21,861 and $27,379 for the three months ended September 30, 2019 and 2018, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Loss Attributable to Tecogen Inc.

Net loss attributable to Tecogen Inc. for the three months ended September 30, 2019 was $586,249 compared to $603,037 for the same period in 2018, a difference of $16,788, year over year. The difference was a result of the decrease in operating expenses for the third quarter of 2019 compared to the same period in 2018.

TECOGEN INC.

First Nine Months of 2019 Compared to First Nine Months of 2018

Revenues

Total revenues for the first nine months of 2019 were $24,714,504 compared to $26,567,276 for the same period in 2018, a decrease of $1,852,772 or 7.0% year over year.

Segment 1 - Products and Services

Product revenues in the first nine months of 2019 were $9,260,265 compared to $8,922,257 for the same period in 2018, an increase of $338,008 or 3.8%.This increase was a combination of an increase in chiller sales of $166,402 and a increase in cogeneration sales of $171,606. Such variations in product mix from period to period are not unusual and expected. Service revenues in the first nine months of 2019 were $13,003,529, compared to $12,894,439 for the same period in 2018, a increase of $109,090 or 0.8%. This increase in the first nine months of 2019 is due to an decrease in installation activity of $708,839 and an increase of $817,929 in service contract revenues. While service contract revenue generally remains relatively constant, the first nine months of 2019 included certain engineering service projects and time and material projects accounting for this increase. Installation activity can vary widely depending on the status of various projects.

Segment 2 - Energy Production

Energy production revenues in the first nine months of 2019 were $2,450,710, compared to $4,750,580 for the same period in 2018. This decrease is representative of the reduction in energy producing assets owned due to the sales of a portion of these assets as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment

Cost of Sales

Cost of sales in the first nine months of 2019 was $15,498,589 compared to $16,686,781 for the same period in 2018, a decrease of $1,188,192, or 7.1%.

Segment 1 - Products and Services

Cost of sales for products and services in the first nine months of 2019 was $14,040,229 compared to $13,858,376 for the same period in 2018, an increase of $181,853 or 1.3%. During the first nine months of 2019, our product and service gross margin was 36.9% compared to 36.5% for the same period in 2018, a 0.4% increase.

Segment 2 - Energy Production

Cost of sales for energy production in the first nine months of 2019 was $1,458,360 compared to $2,828,405 for the same period in 2018. During first nine months of 2019 and 2018, our gross margin for energy production was consistent at 40.5%.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2019 were $7,672,550 compared to $8,122,856 for the same period in 2018, a decrease of $450,306 or 5.5%. The decrease was mainly due to management's focus on cutting costs wherever possible.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2019 were $2,067,674 compared to $1,892,229 for the same period in 2018, an increase of $175,445 or 9.3%. The increase is due to a larger sales team and increased trade show and sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2019 were $1,083,444 compared to $993,102 for the same period in 2018, an increase of $90,342 or 9.1%. R&D expenses were incurred due to the Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

A gain on the sale of assets of $1,081,049 was recognized during the nine months ended September 30, 2019 in connection with the sale of certain energy producing assets. See discussion in Note 6.Sale of Energy Producing Assets and Goodwill Impairment in the accompanying consolidated financial statements.

Goodwill impairment relating to the ADG sites of $3,693,198 was recognized during the nine months ended September 30, 2019. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment to the accompanying consolidated financial statements for further discussion of this charge.

Loss from Operations

Loss from operations for the nine months ended September 30, 2019 was $4,219,902 compared to a loss of $1,127,692 for the same period in 2018, a difference of $3,092,210. The goodwill impairment of $3,693,198 accounts for the significant difference from the nine months ended September 30, 2019 compared to the same period in 2018.

Other Income (Expense), net

Other expense, net for the nine months ended September 30, 2019 was $82,437 compared to $107,311 for the same period in 2018. Other income (expense) includes interest income of $790, interest expense of $63,547, and unrealized loss on investment securities of $19,680. For the same period in 2018, interest was $7,926, interest expense was $56,195, and unrealized loss on investment securities was $59,042.

Provision for state income taxes

The provision for state income taxes for the nine months ended September 30, 2019 and 2018 was $15,667 and $42,679, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

The loss attributable to the noncontrolling interest was $94,551 for the nine months ended September 30, 2019 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2018, income attributable to noncontrolling interest was $58,946.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the nine months ended September 30, 2019 was $4,223,455 compared to $1,336,628 for the same period in 2018, an increase of $2,886,827. The goodwill impairment of $3,693,198 accounts for the significant difference from the nine months ended September 30, 2019 compared to the same period in 2018.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2019 was $15,021,717 compared to $13,170,252 at December 31, 2018, an increase of $1,851,465. Included in working capital were cash and cash equivalents of $780,740 at September 30, 2019, compared to $272,552 at December 31, 2018, an increase of $508,188. The increase in working capital and cash was the result of the cash received upon the sale of certain energy production assets.

Cash used in operating activities for the nine months ended September 30, 2019 was $3,225,683 compared to $2,356,680 for the same period in 2018. Our accounts receivable balance decreased to $13,049,383 at September 30, 2019 compared to $14,176,452 at December 31, 2018, providing $1,097,220 of cash due to timing of billing, shipments, and collections. In addition, inventory and unbilled revenue increased by $763,604 and $165,375, respectively, using $928,979 of cash from operations.

Accounts payable decreased to $6,487,743 as of September 30, 2019 from $7,153,330 at December 31, 2018, using $665,587, in cash flow from operations. Deferred revenue decreased as of September 30, 2019 compared to December 31, 2018, using $1,142,575 of cash from operations. The Company expects accounts payable and deferred revenue to fluctuate with routine changes in operations.

During the first nine months of 2019 our investing activities provided $4,812,564 of cash from the Q1 2019 proceeds of the sale of energy producing assets of $5.0 million, offset by purchases of property and equipment of $73,642, expenditures rel

TECOGEN INC.

ated to purchases of intangible assets of $64,656, and distributions to the 49% noncontrolling interest holders of ADGNY LLC of $48,127.

During the first nine months of 2019 our financing activities used $1,078,693 compared to cash provided by financing activities of $922,193 for the same period in 2018. Financing activities for the first nine months of 2019 included net payments on the line of credit of $1,105,111 as well as proceeds from the exercise of stock options of $26,418.

As of September 30, 2019, the Company's backlog of product and installation projects, excluding service contracts, was $28.6 million, consisting of $22.9 million of purchase orders received by us and $5.6 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
The Company maintains "disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting:
The Company has been in the process of implementing a new computer system to remediate its material weaknesses with respect to the small number of individuals dealing with general controls over information technology. Management had the system partially implemented as of year end 2018 and continues to work on its implementation.
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
The case was originally filed in February 2017 in Massachusetts state court by William C. May ("May"), individually and on behalf of the other shareholders of American DG Energy Inc. as a class in the Business Litigation Session of the Superior Court of the Commonwealth of Massachusetts, Civil Action N. 17-0390. Plaintiff May voluntarily dismissed the state court case on May 31, 2017 and consolidated that case with the case filed by plaintiff Lee Vardakas on May 15, 2017 in US District Court for the District of Massachusetts, alleging violations of federal securities laws and breaches of fiduciary duties to minority shareholders of American DG Energy Inc. in connection with the Merger. The US District Court dismissed all federal securities law claims in the case on March 2, 2018. On November 16, 2018 the remaining state law claims alleging breach of fiduciary duties to minority stockholders, and aiding and abetting breaches of fiduciary duties, were dismissed on the basis of the defendants' Motion for Judgment on the Pleadings. Plaintiff's motion for class certification was also dismissed on November 16, 2018.
Except as set forth above, as of the date of this filing the Company is currently not a party to any legal or administrative proceedings material to the Company's financial statements and is not aware of any pending or threatened legal or administrative proceeding that is material to the Company's financial statements.
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

10.55	Transition Agreement with Bonnie Brown dated as of June 6, 2019 (Incorporated by reference to exhibit 10.01 to the registrant's Current Report on Form 8-K as filed with the SEC on June 10, 2019).
10.56
Results of Stockholder Votes on matters submitted for votes at registrant's Annual Meeting of Stockholders held June 6, 2019 (Incorporated by reference to registrant's Current Report on Form 8-K as filed with the SEC on June 10, 2019).

10.57
Results of Board Vote dated July 22, 2019 regarding frequency of stockholder say-on-pay votes (Incorporated by reference to registrant's Current Report on Form 8-K/A as filed with the SEC on July 25, 2019).

10.58+
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

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 12, 2019.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)