Form 10-K
period 2019-12-31
TECOGEN INC.
filed 2020-03-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36103
TECOGEN INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (781) 466-6400
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.001 par value per share	TGEN	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $75,401,948. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 2, 2020, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be filed within 120 days after the registrant's fiscal year ended December 31, 2019, with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

TECOGEN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

TECOGEN INC.

Item 1. Business
The Company
Tecogen Inc. (“Tecogen,” “Company,” “we,” “our,” or “us”) designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products including natural gas engine-driven combined heat and power, air conditioning systems, and water heaters for residential, commercial, recreational and industrial use. We are known for cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint. We were incorporated in the State of Delaware on September 15, 2000.

We have two wholly-owned subsidiaries American DG Energy, Inc. ("ADGE"), and TTcogen LLC. In addition, we own a 51% interest in American DG New York, LLC ("ADGNY"), a joint venture. ADGE and ADGNY distribute, own, and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling. ADGE owns the equipment that it installs at a customer’s facility and sells the energy produced by its systems to the customer on a long-term contractual basis. TTcogen markets, distributes and sells combined heat and power equipment manufactured by Tedom a.s., in the U.S. northeast. We are also developing ultra-low emissions technologies using our patented Ultera® technology for the automotive market. See "Our Products - Ultera Low-Emissions Technology" below for a more in-depth discussion of our Ultera emissions technology.

Our operations are comprised of two business segments:

•	our Products and Services segment, which designs, manufactures and sells industrial and commercial cogeneration systems at our customers’ facilities; and

•	our Energy Production segment which sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements we enter into with customers.

Recent Developments
ADGE Merger
On May 18, 2017, holders of approximately 71% of the ADGE's outstanding common stock approved the proposed acquisition of ADGE (the "Merger") and holders of approximately 55% of the outstanding stock of Tecogen approved the issuance of Tecogen shares in the Merger. Consequently, on that day Tecogen completed its acquisition, by means of a stock-for-stock merger, of 100% of the outstanding common shares of ADGE. As a result, ADGE became a wholly-owned subsidiary of Tecogen. See Note 4 - Acquisition of American DG Energy, Inc. of the Notes to the Consolidated Financial Statements for further information.

Tedom Joint Venture
In May 2016, we entered into a joint venture agreement, ("JV Agreement") with Tedom a.s., a European combined heat and power product manufacturer incorporated in the Czech Republic ("Tedom") and Tedom’s subsidiary, Tedom USA, Inc., a Delaware corporation. Pursuant to the JV Agreement, the parties formed TTcogen LLC, a Delaware limited liability company (“TTcogen”). TTcogen offered Tedom's line of Combined Heat and Power ("CHP") products to the United States via Tecogen's nationwide sales and service network. On March 27, 2018, we acquired Tedom's 50% interest in TTcogen LLC.

Credit Facility
On May 4, 2018, we entered into a Credit Agreement with Webster Business Credit Corporation that matures in May 2021 and provides us a line of credit of up to $10 million on a revolving and secured basis, with availability based on certain accounts receivable, raw materials, and finished goods.
Energy Sales Agreements
On December 14, 2018, we entered into agreements relating to the sale of two energy purchase agreements and related energy production systems for $2 million and on March 5, 2019 entered into agreements relating to the sale of six energy purchase agreements and related energy production systems for $5 million. In connection with the sale, we entered into agreements to provide billing and asset management services and operations and maintenance services for agreed fees for the duration of the energy purchase agreements, pursuant to which the Company guarantees certain minimum collections and is entitled to receive fifty percent of the excess of collections over agreed minimum thresholds.

TECOGEN INC.

Overview of Our Business
We design, manufacture, market and maintain high efficiency, ultra-clean cogeneration products including natural gas engine-driven combined heat and power, air conditioning systems, refrigeration compressors, and water heaters for residential, commercial, recreational and industrial use. We provide cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint. Tecogen products are expected to run on Renewable Natural Gas (RNG) as it is introduced into the US gas pipeline infrastructure.
Tecogen’s natural gas-powered cogeneration systems (also known as combined heat and power or “CHP”) are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility while recovering the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building.
Tecogen manufactures four types of CHP products:
•Cogeneration units that supply electricity and hot water;
•Chillers that provide air-conditioning and hot water marketed under the TECOCHILL® brand name;
•Refrigeration compressors with natural gas engine drives; and
•High-efficiency water heaters marketed under the Ilios® brand name.

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
We also sell energy in the form of electricity, heat, hot water and cooling to customers under long-term energy sales agreements (with a standard term of 10 to 15 years). The typical sales model is to install and own energy systems in customers' buildings and sell the energy produced by those systems back to the customers at a cost set by a negotiated formula in customer contracts. We call this our "On-Site Utility" business, or our Energy Production segment.
Traditional customers for our cogeneration and chiller systems include hospitals and nursing homes, schools and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, indoor agriculture, and military installations; however, the economic feasibility of using our systems is not limited to these customer types. Our refrigeration compressors are applied primarily to industrial applications that include cold storage, wineries, dairies, ice rinks and food processing. Market drivers include the price of natural gas, local electricity rates, environmental regulations, and governmental energy policies, as well as customers’ desire to become more environmentally responsible.
Through our factory service centers in California, Connecticut, Florida, Massachusetts, Michigan, New Jersey, and New York our specialized technical staff maintains our products via long-term service contracts. To date the Company has shipped over 3,000 units, some of which have been operating for almost 35 years. The Company is in the process of setting up a service center in Toronto, Canada to support its existing population of chillers and cogeneration units and 26 units recently sold in the area to serve public housing facilities.
Our CHP technology uses low-cost, mass-produced engines, which we modify to run on natural gas. In the case of our mainstay cogeneration and chiller products, the engines have proven to be cost-effective and reliable. In 2009, in response to the changing regulatory requirements for stationary engines, our research team developed an economically feasible process for removing air pollutants from the engine exhaust. This technology's U.S. and foreign patents were granted beginning in October 2013 with other domestic and foreign patents granted or applications pending. Branded Ultera®, the ultra-clean emissions technology repositions our engine driven products in the marketplace, making them comparable environmentally with other technologies such as fuel cells, but at a much lower cost and greater efficiency. Because of this breakthrough design for emission control, multiple Tecogen natural gas-fueled CHP modules fitted with the patented Ultera control technology have been permitted to the current regulatory limits in the Los Angeles area. In 2018, a group of natural gas engine-generators upfitted with the Ultera system were successfully permitted in the same Los Angeles region to unrestricted operation, the first natural gas engines to do so without operating time limits or other exemption. These engines were permitted to levels matching the California Air Resources Board ("CARB") stringent 2007 emissions requirements, the same emissions standard used to certify fuel cells, and the same emissions levels as a state-of-the-art central power plant. We now offer our Ultera emissions control technology as an option on all our products or as a stand-alone application for the retrofitting of other rich-burn spark-ignited reciprocating internal combustion engines such as the engine-generators described above.
Tecogen products are designed as compact modular units that are intended to be installed in multiples when utilized in larger CHP plants. The majority of our CHP modules are installed in multi-unit sites with applications ranging up to 12 units. This approach has significant advantages over utilizing single larger units, allowing building placement in constrained urban

TECOGEN INC.

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
ADGE installs, owns, operates and maintains complete distributed generation, or DG systems (or energy systems), and other complementary systems at customer sites, and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. As of December 31, 2019 we had 40 operational energy systems, representing an aggregate of approximately 3,285 kilowatts of electrical capacity from cogeneration units and 3,410 cooling ton capacity from chillers (kilowatts is a measure of electric power capacity of our cogeneration machines and similarly tonnage is a measure of the cooling capacity of our chillers). The capacity of both system categories has been reduced from 2018 because of the sale of approximately 30% of the ADGE fleet in late 2018 and early 2019.
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
Products and Services
Our Products and Services segment represented 90.6% and 82.2% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. See Note 18. "Segments" of the Notes to the Consolidated Financial Statements. Our products and services are described below.
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
•Tecofrost® gas engine-driven refrigeration compressors;
•Ilios® high-efficiency water heaters; and
•Ultera® emissions control technology.

TECOGEN INC.

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

TECOGEN INC.

Tecofrost Gas Engine Refrigeration Compressors
In 2019, the company introduced the Tecofrost line of gas-engine driven refrigeration compressors. This product was developed in collaboration with an established manufacturer of conventional electric-driven refrigeration compressors, the Vilter division of the Emerson Electric Company. Under agreement with Vilter, their factory supplies the basic compressor skid to Tecogen whereby we add the engine-drive, controls and heat recovery systems which the Company sells. In industrial settings, the common method of cooling, especially in sub-freezing spaces and processes utilizes groups of these compressors that distribute compressed ammonia through the facility in piping networks. These applications include cold storage, bottling operations, ice making, wineries, and many industrial processes. The Tecofrost product offers the same benefits as our Tecochill chillers, a substantially reduced operating cost in supplanting low cost natural gas for expensive electricity while providing hot water at no additional cost for onsite processes. With the waste heat utilization, the carbon footprint of the process is substantially reduced from the conventional electric alternative.
The Tecofrost product line is actually a reintroduction of models developed and sold by Tecogen and Vilter in the early 2000’s that was discontinued due to escalating natural gas prices in that period as well as our difficulty then in meeting new emissions regulations. Today, the low-emissions capability of Ultera and dramatic change in natural gas availability and pricing due to “fracking” has significantly improved the viability of the Tecofrost product line much like our chillers.
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
Similarly, if used for space heating, the engine-powered heat pump is more efficient than an electric heat pump because heat is recovered and used for other building processes. The product’s higher efficiency translates directly to lower fuel consumption and, for heavy use customers, significantly lowers operating costs when compared with conventional equipment.
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

TECOGEN INC.

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
The chart below compares emission levels of the Company's Ultera® technology to other technologies. As of December 31, 2019 our Ultera® CHP and fuel cell technologies are the only technologies that we know of which comply with California's air quality standards for CO and NOx, represented in the chart by the colored horizontal lines, shown as the world's strictest air quality standards on the lower right of the chart.

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
It is noteworthy that these engine-generators were applied to powering dispersed loads in a fire-prone area where frequent deenergizing of the electric overhead power lines is required for safety. The company believes this application to be a new and significant application for the Ultera technology in California in light of the widely publicized widespread outages in California in 2019 for precisely this same reason.
Biogas

The Ultera® emissions control technology developed by our engineering team applies specifically to rich-burn, spark-ignited, internal combustion engines. While originally intended for natural gas-powered engines, we believe that our technology may be adapted for other fuel types as long as the engine meets the rich-burn criteria.

TECOGEN INC.

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
Electric fork trucks have been making significant in-roads in the fork truck industry, in part, because of their green image and indoor air quality benefit. The primary benefit of the Ultera-equipped ultra-clean propane fork truck will be fuel cell like emissions and a propane-green brand that offers a robust indoor air quality advantage without compromising vehicle performance. The project will assess the adaption of the Ultera near-zero emissions technology for the fork truck category and demonstrate the technical performance on popular propane fork truck models. In 2018, the PERC funded portion of the project concluded successfully and our manufacturer that participated in the project, providing technical and marketing support and supplying a test truck, reviewed the results and decided to move forward with the program. The manufacturer was named in 2018 as Mitsubishi Caterpillar Forklift America (MCFA), a major supplier in North and South America. In 2019, engineers from the forklift engine company, a Japan-based Mitsubishi affiliate, collaborated with our research staff to finalize the engine tuning for optimization of the Ultera process. This work was successful with the end-result demonstrating highly improved emissions levels for the fork truck, which we would project as being capable of reaching our goal of obtaining California’s “Near-Zero” certification. Currently, we are preparing with MCFA for third party engine testing of a base engine to prove that the retuning performance works equally well in the test protocol required for certification (forklift engines are certified by dynamic testing of the base engine on a dynamometer rather than by operation in an actual forktruck). PERC has agreed to

TECOGEN INC.

fund this step, a precursor to actual certification, which, if successful we hope will lead to achievement of the our ultimate goal, commercialization of the Ultera system by MCFA.
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
Other Ultera Applications
According to a 2013 Massachusetts Institute of Technology study, the U.S. experiences 200,000 early deaths each year due to emissions from heavy industry, transportation, and commercial and residential heating. As climate change and air quality continue to develop as areas of focus for government regulators, emissions restrictions are expected to become increasingly stringent around the world. These tightening regulations could open up new markets and applications for the Ultera near-zero emissions control technology. These opportunities may include:

•	commercial and industrial natural gas fueled engines from other manufacturers;

•	natural gas and biogas powered vehicle fleets - such as municipal bus fleets; and

•	gensets for non-emergency applications such as forced utility outages for fire safety.

Product Service

We provide long-term maintenance contracts, parts sales, and turnkey installation for our products through a network of ten well-established field service centers in California, the Midwest, the Northeast and the Southeast. These centers are staffed by full-time Company technicians, working from local leased facilities. The facilities provide offices and warehouse space for inventory. We encourage our customers to provide internet connections to our units so that we may maintain remote communications with the installed equipment. For connected installations, the machines are contacted daily to download their status and provide regular operational reports (daily, monthly, and quarterly) to our service managers. This communication link is used to support the diagnostic efforts of our service staff, and to send messages to pre-programmed phones if a unit has experienced an unscheduled shutdown. In many cases, communications received by service technicians from connected devices allow for proactive maintenance, minimizing equipment downtime and improving operating efficiency for the customer.
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

TECOGEN INC.

Energy Production
Our Energy Production segment represented 9.4% and 17.8% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. See Note 18. "Segments" of the Notes to the Consolidated Financial Statements. Our on-site utility business is described below.
On-Site Utility
Our wholly-owned subsidiary, ADGE, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat, and cooling. Our business model is to own the equipment that ADGE installs at customers' facilities and to sell the energy produced by these systems to customers on a long-term contractual basis. We call this business the “On-Site Utility” and offer natural gas-powered cogeneration systems that are reliable and energy efficient. ADGE utilizes energy equipment supplied by Tecogen and other cogeneration manufacturers. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use on-site. ADGE also distributes and operates water chiller systems for building cooling applications that operate in a similar manner, except that the engines in the water chiller systems drive a large air-conditioning compressor while recovering heat for hot water.
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
Sales & Distribution
Our products are sold directly to end-users by our sales team and by established sales agents and representatives. Various agreements are in place with distributors and outside sales representatives who are compensated by commissions for certain territories and product lines. Sales through our in-house team or sales that are not covered by a representative’s territory carry no or nominal commissions. For the fiscal years ended 2019 and 2018, one and no customer relationship accounted for more than 10% of total combined company revenue, respectively.
Our product sales cycle exhibits typical seasonality for the HVAC industry with sales of chillers generally stronger in the warmer months while heat pump sales are stronger in the cooler months.
Total product and installation backlog as of December 31, 2019 was $22.4 million compared to year end backlog 2018 of $15.6 million. Please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and related Risk Factors below for additional information about the Company’s backlog.
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

TECOGEN INC.

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
On-site CHP not only eliminates the loss of electric power during transmission, but also offsets the capital expense of upgrading or expanding the utility infrastructure. The national electric grids of many developed countries are already challenged to keep up with existing power demand. In addition, the transmission and distribution network is operating at capacity in a majority of urban areas. Decentralizing power generation by installing equipment at customer sites not only relieves the capacity burden on existing power plants, but also lessens the burden on transmission and distribution lines. This ultimately improves the grid’s reliability and reduces the need for costly upgrades.
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
Traditional customers for our chillers, refrigeration compressors and heat pumps overlap with those for our cogeneration systems. Engine-driven chillers are often used as replacements for aging electric chillers because they both occupy similar amounts of floor space and require similar maintenance schedules. This is also the case with refrigeration compressors.
On-site utility services are provided in standardized packages of energy, equipment, and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities, and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

TECOGEN INC.

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
InVerde e+ CHP
We believe that no other company has developed a product that competes with our inverter-based InVerde e+, which offers UL-certified grid connection, black-start capability, and patented variable-speed operation. An inverter-based product with at least some of these features has been introduced by others, but we believe that they face serious challenges in duplicating all the unique features of the InVerde e+. Competitors' product development time and costs could be significant. The Company has exclusive license rights to Microgrid algorithms developed by the University of Wisconsin researchers. We have exclusive rights for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde e+® units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. We expect that our patents and license for Microgrid software will deter others from offering certain important functions. See "Business-Intellectual Property".
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
We continue to seek alliances with utilities, government agencies, universities, research facilities, and manufacturers. The Company has succeeded in developing new technologies and products in collaboration with several entities, including:

•	Sacramento Municipal Utility District has provided test sites for the Company since 2010.

•	Southern California Gas Company and San Diego Gas & Electric Company, each a Sempra Energy subsidiary, have granted us research and development contracts since 2004.

•
Department of Energy’s Lawrence Berkeley National Laboratory, with which the Company has had research and development contracts since 2005, including ongoing Microgrid development work related to the InVerde.

•
Eastern Municipal Water District in Southern California has co-sponsored demonstration projects to retrofit both a natural-gas powered municipal water pump engine and a biofuel powered pumping station engine with the Ultera low emissions technology since 2012.

•	Consortium for Electric Reliability Technology Solutions executed research and development contracts with the Company, and provided a test site to the Company since 2005.

•	California Energy Commission executed research and development contracts with the Company from 2004 until March 2013.

•
The AVL California Technology Center performed a support role in research and development contracts as well as internal research and development on our Ultera emission control system from August 2009 to November 2011. In addition, the Center supported our research on emissions from gasoline vehicles from January of 2016 through October 2017. AVL researchers collaborated with our engineers on several peer reviewed papers published by technology association SAE International in 2017 and 2018.

•
Propane Education & Research Council (PERC) executed research and development contracts with the Company for work related to developing Ultera low emissions control systems for the propane powered fork truck market, now continuing with Mitsubishi Caterpillar Forklift America.

•
The Southwest Research Institute, a non-profit independent research center located in San Antonio, Texas, has been engaged by the Company to complete the next phase of research in the Ultera automotive application. This effort will focus on evaluation of advanced catalyst formulations tailored to the Ultera process and is ongoing.

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
Certain components of our InVerde product were developed through a grant from the California Energy Commission. This grant includes a requirement that we pay royalties on all sales of all products related to the grant. As of December 31, 2019, such royalties accrued in accordance with this grant agreement were less than $6,000 on an annual basis.

TECOGEN INC.

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
For the years ended December 31, 2019 and 2018, we spent $1,460,096 and $1,297,612, respectively, in research and development activities.
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

•
9,856,767: “Systems and methods for reducing emissions in exhaust of vehicles and producing electricity." This patent, filed in November 2015 and published in March 2016, relates to the development of the Ultera emission control system for vehicle applications.

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

TECOGEN INC.

•
"Dual Stage Internal Combustion Engine Aftertreatment System Using Exhaust Gas Intercooling and Charger-Driven Air Ejector." This application filed in February 2017 relates to emissions controls systems for vehicles.

In addition, the Company licensed specific rights to Microgrid software algorithms developed by University of Wisconsin researchers for which we pay royalties to the assignee, The Wisconsin Alumni Research Foundation (WARF). The specific patent named in our agreement is “Control of small distributed energy resources” (7,116,010), granted in 2006. Our exclusive rights are for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500 kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. The licensed software allows us to implement such a Microgrid with minimal control devices and associated complexity and cost. Tecogen pays WARF a royalty for each cogeneration module sold using the licensed technology. Such royalty payments have been in the range of $5,000 to $30,000 on an annual basis through the year ended December 31, 2019. In addition, WARF reserved the right to grant non-profit research institutions and governmental agencies non-exclusive licenses to practice and use, for non-commercial research purposes, the technology developed by the Company that is based on the licensed software.
We consider our patents and licensed intellectual property to be important in the operation of our business. The expiration, termination, or invalidity of one or more of these patents may have a material adverse effect on our business. Our earliest patent, licensed from WARF, was issued in 2006 and expires in 2022. Most of our current patents expire between 2022 and 2027.
We believe that one other company, Aegis Energy Service Inc., has developed a product that competes with our inverter-based InVerde. We anticipate that an inverter-based product with at least some of these features will be introduced by others, but we believe that competitors will face serious challenges in duplicating the InVerde. Product development time and costs would likely be significant, and we expect that our patent for the inverter-based CHP system (7,239,034) would offer significant protections, for key features. We consider the Microgrid software algorithm licensed from WARF to be a key feature of our InVerde product, and one that would be difficult to duplicate outside the patent.
In 2013, we purchased rights to designs and technologies, including patents granted or pending for our permanent magnet generators. A key component of our InVerde module uses this acquired technology.
Our patents for the Ultera® low-emissions control technology applies to all our gas engine-driven products and may have applications to other rich-burn spark-ignited internal combustion engines. We have been granted patents for this technology in Europe, Australia, Brazil, Canada, Japan, Mexico, Korea and Singapore.
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
Sourcing & Manufacturing
We are focused on continuously strengthening our manufacturing processes and increasing operational efficiencies within the Company. Many of the components used in the manufacture of our highly-efficient clean energy equipment are readily fabricated from commonly available raw materials or are standard available parts sourced from multiple suppliers. We believe that adequate supplies exist to meet our near to medium term manufacturing needs. Tecogen has an on-going focus on developing and implementing new systems to simplify our manufacturing processes, product sourcing methods, and our supply chain.
The Company has a combined total of approximately 27,000 square feet of manufacturing and warehouse space running on a single 5-day per week shift at the Waltham, Massachusetts facility. We believe we have sufficient spare capacity to meet near to medium term demand without incurring additional fixed costs.

TECOGEN INC.

Government & Regulation
Several kinds of federal, state and local government regulations affect our products and services, including but not exclusive to:

•	product safety certifications and interconnection requirements;

•	air pollution regulations which govern the emissions allowed in engine exhaust;

•	state and federal incentives for CHP technology;

•	various local building and permitting codes and third-party certifications;

•	electric utility pricing and related regulations; and

•	federal and state laws regarding the legalization of cannabis for medicinal and recreational use.
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
Our products are well-suited to meet the needs of the rapidly emerging indoor agriculture market, including cannabis. To date our focus in the indoor agricultural market has primarily involved cannabis, a product with high revenue generating potential. However, we have sold to other indoor agricultural growers, and we believe that the indoor food production market will provide significant opportunities for the Company. The indoor agriculture market in particular has the potential to be a major driver of growth as states move to legalize the use of cannabis for medicinal purposes and recreational use. However, under the Controlled Substances Act (CSA) cannabis continues to be categorized as a Schedule I drug, so that cannabis growers continue to face significant uncertainty regarding their ability to conduct business.
First passed by Congress in 2014, the Rohrabcher-Farr Amendment is an amendment to the annual appropriations bill that, among other things, funds the Department of Justice. It prohibits the Attorney General from using funds to prosecute the medical use of cannabis. It does not address recreational use. On January 4, 2018, US Attorney General Jeff Sessions rescinded the Cole memo. Written in 2013, the Cole memo had directed US Attorneys not to allocate resources to prosecute "individuals whose actions are in clear and unambiguous compliance with existing state laws" regarding the cannabis market. As of the date of this filing, we are not aware of any US Attorney who has taken action against participants in the recreational cannabis market operating in accordance with state law. The uncertainty we face regarding the potential for growth from the sales to the cannabis industry is due in part to uncertainty regarding prosecutorial priorities.
Our Energy Production segment is subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects, and must make various local and state filings related to environmental emissions.
In the past, many electric utility companies have raised opposition to DG, a critical element of our On-Site Utility business. Such resistance has generally taken the form of stringent standards for interconnection and the use of target rate structures as disincentives to combined generation of on-site power and heating or cooling services. A DG company's ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to the business model. Utility policies and regulations in most states often do not accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, make more difficult or uneconomic our ability to connect to the electric grid at customer sites and are an impediment to the growth of this segment. The development of this segment could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating back-up power supply agreements with electric providers in the areas where we intend to do business.

TECOGEN INC.

Employees
As of December 31, 2019, we employed 88 full-time employees and 5 part-time employees, including 8 sales and marketing personnel and 42 service personnel. Seven of our New Jersey service employees are represented by a collective bargaining agreement which renews annually unless terminated by either party by written notice within sixty days prior to the expiration date.
Available Information
Our internet website address is http://www.tecogen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and filings with the SEC are available free of charge on our website as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC. Information contained on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings. The SEC maintains an internet website at www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We incorporate by reference certain information from parts of our definitive proxy statement for our 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2020 Proxy Statement will be available on our website under the “Investors-SEC Filings” caption within 120 days after the end of our fiscal year.
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
If the cash generated by operations is insufficient to fund our future operating requirements, we will need to raise additional funds through public or private equity or debt financings. Such financing may not be available to us when needed, or if available, may not be available on terms that are favorable to us and could result in significant dilution to the holdings of our stockholders. Furthermore, any such debt financing is likely to include financial and other covenants that may impede our ability to react to changes in the economy or industry. We currently rely upon a $10 million line of credit based on the Company's accounts receivable and inventory in order to fund the Company's operations. If adequate financing is not available when needed, or if the Company fails to satisfy financial covenants included in the line of credit, the Company may be required to implement cost-cutting strategies, delay production, curtail research and development efforts or implement other measures, which may adversely affect our overall results of operations and financial condition.
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
We have historically incurred annual operating losses, including a net loss of $4.7 million for 2019 and $5.7 million for 2018. Our product and services segment of the business is capital intensive and, because our products generally are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.

TECOGEN INC.

We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in all of our products. Our engine supplier, generator supplier for cogeneration products (other than the InVerde), and the compressor and vessel sets in our chillers, are all purchased from large multinational equipment manufacturers. The loss of one or more of our suppliers could materially and adversely affect our business if we are unable to replace them. While alternate suppliers for the manufacture of our engine, generators and compressors have been identified, should the need arise, there can be no assurance that alternate suppliers will be available and able to provide such items on acceptable terms or on a timely basis.
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
The Company's total product and installation backlog as of December 31, 2019 was $22.4 million compared to $16.6 million as of 2018. Although Tecogen expects its customers to issue definitive purchase orders with respect to such backlog, there can be no assurance that such amounts will not be subject to modification in the event customers experience unexpected delays in obtaining permits, interconnection agreements or financing. Any of such events may result in customers modifying the equipment or the terms or timing of the expected installation, which may result in changes to the amount of backlog attributed to those projects.
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
The Company sometimes incorporates price reduction on equipment sold to customers based on the anticipated receipt of governmental economic incentive payments and applies for and collects the incentives payments. If such incentives become unavailable to the Company the Company may be materially adversely affected.

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
To expedite development of our business, including with regard to equipment installation and service functions, we anticipate investigating and potentially pursuing future acquisitions of complementary businesses. Risks associated with such acquisitions include the diversion of management attention and cash from operations to cover the costs associated with acquisitions, disruption of our existing operations, loss of key personnel in the acquired companies, dilution through the issuance of additional securities, assumptions of existing liabilities, and commitment to further operating expenses. If any or all of these problems actually occur, acquisitions could negatively impact our financial performance and future stock value.
The Company completed the merger with ADGE in May 2017. As the Company completes the integration of ADGE's assets and business model into its operations, the Company's financial condition, cash flows, and results of operations could be negatively impacted.

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
Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances that are not within our control.
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive products from our manufacturers and suppliers, and create delays and inefficiencies in our supply chain. If major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.
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
Our share price may be volatile and in the past companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. The Company, along with ADGE and certain of our current and ADGE’s former directors and officers, were named as defendants in a class action lawsuit relating to the Merger of ADGE into a Subsidiary of the Company. All claims in that action were dismissed in November 2018 without cost or liability to ADGE or the Company other than fees for legal counsel and other professional advisors to ADGE, the Company, and their Boards of Directors. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

TECOGEN INC.

Although the Company maintains, and ADGE maintained prior to the Merger, directors’ and officers’ insurance coverage, there can be no assurances that this insurance coverage will be sufficient to cover the substantial fees and expenses of lawyers and other professional advisors relating to any future litigation, our obligations to indemnify our officers and directors who are or may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with such actions. We may be required to make material payments in connection with the defense of or to settle such litigation or to satisfy any adverse judgment. In addition, actions that arise in the future could be excluded from coverage or, if covered, could exceed our deductibles and/or the coverage provided. In addition, an adverse outcome of litigation could cause our insurance premiums and retention amounts to increase in the future. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations. For more information regarding litigation, see "Item 3. Legal Proceedings" and Note 10 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included elsewhere herein.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more analysts downgrade our Common Stock or change their opinion of our Common Stock our share price would likely decline. In addition, if one or more analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
The market price of our Common Stock could decline as a result of sales by our existing stockholders of shares of our Common Stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to conduct an equity or equity-based financing at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.
Because we have not and do not intend to pay cash dividends, our stockholders receive no current income from holding our stock.
We have paid no cash dividends on our capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We currently expect to retain earnings for use in the operation and

TECOGEN INC.

expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility may restrict our ability to pay any cash dividends. As a result, capital appreciation, if any, of our Common Stock could be the sole source of gain for our stockholders for the foreseeable future.
Failure to comply with the Nasdaq Capital Market's continued listing requirements could lead to the commencement of delisting proceedings in accordance with the Nasdaq rules. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.
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
As of the end of the period covered by this Annual Report, December 31, 2019, our principal executive officers and principal accounting officer performed an evaluation of disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2019. The Company has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

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
As of December 31, 2019, the service centers that fit this larger category are based in Piscataway, New Jersey and Valley Stream and Buchanan, New York to service the Metro New York City and the Mid-Atlantic region. The San Francisco Bay area and Northern California is served by such a center in Hayward, California. A portion of the corporate headquarters in Waltham, Massachusetts is used in this manner to service Boston and New England.
The smaller service centers are parts depots or warehouses for the stocking of parts in support of our service contracts. These centers are located in Los Angeles, California; Sterling Heights, Michigan; Newark, New York; and East Windsor, Connecticut and Florida.
Item 3.    Legal Proceedings.
The Company is not a party to any material pending legal proceeding.
Item 4.    Mine Safety Disclosures.
Not applicable.

TECOGEN INC.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Shares
Our common stock is listed on the NASDAQ Capital Market and trades under the symbol TGEN. As of March 2, 2020, there were 57 holders of record of our common stock.
Dividends
We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions and covenants included under our bank or other indebtedness, capital requirements, business prospects and other factors that our board of directors considers relevant.

Equity Compensation Plan Information

The Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2019, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all Company option grants made after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2019 and 2018 was 1,906,180 and 1,990,980, respectively.
The following table provides information as of December 31, 2019, regarding Common Stock that may be issued under the Company’s 2006 Stock Incentive Plan, as amended, or the Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,292,968	$3.57	1,906,180
Equity compensation plans not approved by security holders	—	—	—
Total	1,292,968	$3.57	1,906,180
The Plan is intended to provide incentives to Company officers, directors, employees, and consultants by providing such individuals with opportunities to purchase stock in the Company pursuant to options granted which do not qualify as “Incentive Stock Options,” or “ISO” or “ISOs,” under Section 422(b) of the Internal Revenue Code of 1986, as amended, or the “Code;” such options being an “NSO” or “NSOs”.
Item 6.    Selected Financial Data.
Disclosure in response to this item is not required of a smaller reporting company.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of

TECOGEN INC.

important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
For the last two fiscal years, more than half of our revenue was generated from long-term maintenance and energy production contracts, which provide us with a predictable revenue stream, especially during the summer months. We have a slight surge of activity from May through September as our “chiller season” is in full swing. Our service revenue has grown from year to year since 2005, with our New York City/New Jersey and New England experiencing the majority of the growth. This growth is consistent with the sale of new units into those territories. Our service margins are generally predictable as we service hundreds of long-term contracts with relatively low dollar, high volume sales.
Our product revenue is derived from the sale of the various cogeneration modules, such as the InVerde, InVerde e+, the CM-75, the CM-60, Ilios heat pumps, and the three TECOCHILL chiller models, such as the smaller ST, the larger DT and the RT (roof-top) units. In 2019, we also reintroduced our TecoFrost line to the mix. The sales cycle for each module varies widely and can range from as short as a month to as long as a year or more. Furthermore, since our products and their installation are costly, they are considered a major capital improvement and customers may be slow in making their buying decisions. Our product sales are high dollar value, low volume transactions. Therefore, our product revenue can be difficult to predict and the expected margin is variable.
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
In May 2016, Tecogen entered into a joint venture agreement, (the "JV Agreement") with Tedom a.s., a European combined heat and power product manufacturer incorporated in the Czech Republic ("Tedom") and Tedom’s subsidiary, Tedom USA, Inc., a Delaware corporation. Pursuant to the JV Agreement, the parties formed TTcogen LLC, a Delaware limited liability company (“TTcogen”). On March 27, 2018, the Company acquired Tedom's 50% interest in TTcogen LLC.
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
On December 14, 2018, the Company entered into Amendment No. 1 to, and Waiver No. 1 under, Credit Agreement dated May 4, 2018 (the "Credit Agreement") among the Company, American DG Energy Inc., and TTcogen LLC (collectively, the "Borrowers") and Webster Business Credit Corporation ("Lender") (the "Amendment and Waiver") pursuant to which Lender waived restrictions in the Credit Agreement to (1) permit American DG Energy Inc. to form a wholly owned company to which it contributed its interests in two energy purchase agreements and associated assets, and enter into an agreement pursuant to which all equity interests in such company were sold to an unrelated third party for $2 million, and (2) permit the Company to enter into a Billing and Asset Management Agreement and an Operation and Maintenance Service Agreement pursuant to which the Company will be responsible for the management and operation of the on-site utilities transferred with the energy purchase agreements, guarantee the collection of certain minimum collections from such on-site utilities, and receive one-half of all collection in excess of agreed minimum collections. Proceeds from the sale described above were deposited to American DG Energy Inc.'s account with Lender and applied against the outstanding balance under the Credit Agreement. The Amendment and Waiver also reduced the availability reserve requirement under the Credit Agreement and waived a default relating to a requirement that Borrowers maintain certain Minimum Availability (as defined in the Credit Agreement) at all times through the date of the Amendment and Waiver. The Company and American DG Energy completed the transactions described above on December 14, 2018, providing funds a substantial portion of which were used to complete certain construction of on-site utilities managed and operated by the Company, and increasing the amount available to Borrowers under the Credit Agreement.
On March 5, 2019, the Company transferred ownership of certain of its energy systems related assets and related energy production contracts in a sale transaction in consideration for approximately $5 million. In connection with the sale, the Company entered into two separate agreements to provide operational and maintenance services for the purchaser. Concurrently, the Company amended the terms of an agreement related to certain energy systems related assets and related energy production contracts, the ownership of which were transferred to the same purchaser in December 2018 in consideration of approximately $2 million, in order to conform and finalize the terms of the agreement to the latter agreement. See Note 5. "Sale of Energy Producing Assets and Goodwill Impairment" for further discussion.

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
Certain aspects of certain accounting policies require management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations. These aspects of these accounting policies are considered critical accounting policies. These policies may require management to make assumptions about matters that are highly uncertain at the time of the estimate or employ an estimate where alternative estimates could have also been employed, and may involve estimates that are reasonably likely to change with the passage of time. Estimates and

TECOGEN INC.

assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in Item 1A, “Risk Factors" above.
Management believes that the following are critical accounting policies:
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. This generally occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
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

TECOGEN INC.

The determination of fair value required development of an estimate of the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Contracts are considered to be assets or liabilities by virtue of the rights and obligations inherent in the contract terms. Typically, contracts with terms considered to be at market are considered to have no fair value as, in order to be entitled to the rights under the contract, performance must occur for which a market rate of return is earned due to the at market terms. The fair value of a contract is primarily a measurement of its off-market terms. The obligation to perform under a contract with terms that are unfavorable to market results in a liability to the extent its terms are off market. The resulting liability is an estimate of the price that would need to be paid to a willing market participant to assume the obligations under the contract in order for them to receive a market rate of return for their remaining performance obligation under the contract. The exact opposite holds true in instances where the terms of a contract are considered to be favorable to market. In that case an asset would exist as an estimate of the price that would be received from a willing market participant in order to be entitled to the rights under the contract.
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
Goodwill
Goodwill is not amortized, however it is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. ASC 350 “Intangibles—Goodwill and Other” (ASC 350) permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to: a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. We define reporting units at the business segment level. For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment in 2019, it was more likely than not that the fair value of our reporting units were greater than their carrying amounts as of December 31, 2019. An impairment charge of $3,693,198 was recorded in the first quarter of 2019 due to the sale of certain underlying assets as discussed in Note 5. "Sale of Energy Producing Assets and Goodwill Impairment".
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
The Company recorded an impairment loss of $4,390,590 for 2018 based on the analysis. The impairment recognizes the shortening of remaining contract terms with customers without replacement and without further growth, as well as less than expected cost savings and increased profitability from the Company's initiative to optimize the long-term profitability of its various site operations, and a price peak of the Company's stock on the date of the business combination to which the goodwill relates (see also Note 5."Sale of Energy Producing Assets and Goodwill Impairment").
The discount rate, profitability assumptions, and terminal growth rate of this reporting unit were the material assumptions utilized in the discounted cash flow model used to estimate its fair value. The discount rate reflects an estimate of weighted-average cost of capital of American DG Energy.
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

TECOGEN INC.

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

	Years ended December 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of Sales	62.7	62.1
Gross Profit	37.3	37.9
General and administrative	31.1	30.1
Selling	8.0	7.4
Research and development	4.4	3.6
Loss from operations	(13.9)	(15.4)
Total other expense, net	(0.4)	(0.6)
Consolidated net loss	(14.3)	(16.2)
Income attributable to the noncontrolling interest	0.3	0.3
Net loss attributable to Tecogen Inc.	(14.1)%	(15.9)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Revenues in 2019 were $33,426,448 compared to $35,883,684 in 2018, a decrease of $2,457,236 or 6.8%. This decrease is the result of the decrease in energy production revenue due to the sale of several sites in Q4 2018 and Q1 2019. Product revenues in 2019 were $12,977,896 compared to $12,624,867 in 2018, an increase of $353,029 or 2.8%. This increase from the year ended December 31, 2018 to 2019 resulted from an increase in cogeneration sales of $1,606,246 offset by a decrease in chiller sales of $1,253,217. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment.
Revenues derived from our service centers, including installation activities, in 2019 were $17,307,718 compared to $16,859,291 for the same period in 2018, an increase of $448,427 or 2.7%. Our service operation grows with the sales of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result our “fleet” of units being serviced by our service department grows with product sales.
Energy Production revenues for the year ending December 31, 2019 were $3,140,834 compared to $6,399,526 for 2018, a decrease of $3,258,692, or 50.9%. This reduction in Energy Production revenue is the result of the sale of several sites at the the end of 2018 and the beginning of 2019 as discussed in Note 5. "Sale of Energy Producing Assets and Goodwill Impairment".
Cost of Sales
Cost of sales in 2019 was $20,947,696 compared to $22,291,822 in 2018, a decrease of $1,344,126 or 6.0%. Our overall gross margin was 37.3% in 2019 compared to 37.9% in 2018, a decrease of 1.6%. The decrease in gross margin is attributable to the reduction of Energy Production revenue and its related costs.
Cost of sales for Energy Production for the year ending December 31, 2019 was $1,753,980 compared to $3,801,154 in 2018, which represents the cost associated with energy revenues earned from May 19, 2017, the day after the acquisition of ADGE. Included in Energy Production cost of sales is depreciation expense associated with the energy producing sites, net of amortization of favorable and unfavorable contract liability of $502,729.

TECOGEN INC.

Operating Expenses
Operating expenses decreased in 2019 to $17,137,333 compared to $19,130,171 in 2018, a decrease of $1,992,838 or 10.4%. This decrease was mainly due to the reduction of general and administrative costs of $410,698 and the reduction of the goodwill impairment charge of $697,392 when comparing the year ended December 31, 2019 to 2018. See Note 9. "Goodwill" in the accompanying consolidated financial statements for further discussion of the impairment charges. In addition, selling expenses increased in 2019 to $2,685,200 compared to $2,651,128 in 2018, an increase of $34,072 or 1.3%. Research and development expenses increased in 2019 to $1,460,096 compared to $1,297,612 in 2018, an increase of $162,484 or 12.5%. The increase in research and development expenses was due to the continued development of our fork truck emissions program, bringing the vehicle emissions program in-house, the re-introduction of our Tecofrost product line and other product developments. There has not been a change in focus with regards to research and development activities.
A gain on the sale of assets of $1,081,304 was recognized in the first quarter of 2019 in connection with the sale of certain energy producing assets with no such gain recognized in 2018. See discussion in Note 5."Sale of Energy Producing Assets and Goodwill Impairment".
Loss from Operations
Loss from operations for the year ended December 31, 2019 was $4,658,581 compared to loss of $5,538,309 in 2018, an improvement of $879,728. The change in the net loss from operations was mostly due to the goodwill impairment of $3,693,198 recognized in 2019 as compared to the impairment charge of $4,390,590 for the year ended December 31, 2018, as discussed in Note 9."Goodwill" in the accompanying consolidated financial statements together with the additional costs associated with our continuing investment in research and development activities.
Other Expense, net
Other expense, net, for the year ended December 31, 2019 was $120,598 compared to $230,069 for the same period in 2018. Other income (expense) includes interest and other income of $933, net of interest expense on debt of $101,851 in 2019. For the same period in 2018, interest and other income was $8,030 and interest expense was $120,015. For the year ended December 31, 2019, other expense, net also includes the unrealized loss on securities of $19,680 compared to $118,084 for the same period in 2018, which represents the market value fluctuation of marketable equity securities as discussed in Note 15. "Fair value measurements".
Noncontrolling Interest
With the addition of ADGE, the Company has income and losses attributable to the noncontrolling interest it has in ADGE's 51% owned subsidiary, ADGNY. The noncontrolling interest share of ADGNY profits and losses was a $85,354 loss for the year ended December 31, 2019 and $92,594 for the period in 2018.
Net Loss Attributable to Tecogen Inc
Net loss for the year ended December 31, 2019 was $4,709,019 compared to loss of $5,708,532 for the same period in 2018. The decrease in loss of $999,513 was mostly the result of our goodwill impairment as discussed above.
Net Loss Per Share
Net loss per share for the year ended December 31, 2019 was $0.19 compared to a $0.23 for the same period in 2018. The change in loss per share of $0.04 was mostly due to the decrease in operating expenses, mainly goodwill impairment, as discussed above. The basic and diluted weighted average shares outstanding for the year ended December 31, 2019 was 24,839,957 compared to 24,815,926 for the same period in 2018.
Liquidity and Capital Resources
Consolidated working capital at December 31, 2019 was $14,463,579, compared to $13,170,252 at December 31, 2018, an increase of $1,293,327 or 9.8%. Included in working capital were cash and cash equivalents of $877,676 at December 31, 2019, compared to $272,552 at December 31, 2018. This increase in consolidated working capital and cash and cash equivalents is primarily due the proceeds received from the sale of ADGE assets as discussed in Note 5."Sale of Energy Producing Assets and Goodwill Impairment".
Net cash used in operating activities for the years ended December 31, 2019 and 2018 were $4,484,242 and $3,857,332, respectively, an increase of $626,910. Our accounts receivable balance increased by $440,945 at December 31, 2019 compared to December 31, 2018, due to timing of billing, shipments, and collections. Unbilled revenues also increased by $528,452 in connection with turnkey projects as some revenues are recognized prior to contractual milestones for invoicing. Our inventory increased by $110,367 as of December 31, 2019 compared to December 31, 2018 and other non-current assets decreased by $298,290 as of December 31, 2019 as compared to December 31, 2018.

TECOGEN INC.

Accounts payable decreased by $1,881,574 from December 31, 2018 to December 31, 2019. The decrease in accounts payable is related to timing of manufacturing and inventory purchase activities. Accrued expenses from operations increased by $380,993 as of December 31, 2019 compared to December 31, 2018. Deferred revenues from operations decreased by $115,223 as of December 31, 2019 as compared to December 31, 2018.
During 2019 our cash flows provided by investing activities were $4,706,469, and included purchases of property and equipment of $95,643, expenditures related to intangible assets such as patents and product certifications of $110,683, distributions to non-controlling interest holders of ADGNY of $84,505 and offset by proceeds from the sale of ADG site assets of $5,000,000.
During 2019 our cash flows provided by financing activities were $382,897 which included net proceeds from the revolving line of credit of $349,280 and proceeds from the exercise of stock options of $33,617.
Tecogen’s total product and installation backlog as of December 31, 2019 was $22.4 million compared to $16.6 million as of December 31, 2018. Backlog does not include maintenance contract service revenues or energy contract revenues.
At December 31, 2019, our commitments included various leases for office and warehouse facilities of $2,487,177 to be paid over several years through 2024. The source of funds to fulfill these commitments are expected to be provided by operations.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2019, (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in financial reporting relating to a small number of employees dealing with general controls over information technology. At the present time, our management has decided that the expense associated with a new system is justified and is in the process of implementing a system which will put the proper control procedures in place to remediate this weakness.
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
Management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion regarding this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.
At December 31, 2019, the Company employed 88 active full-time employees and 5 part-time employees. Considerable progress has been made during 2018 with the addition of competent staff, competent consultants and changes in processes, however, due to the small number of employees dealing with general controls over information technology security and user access, management believes this constitutes a material weakness in financial reporting. At this time, management has decided that the expense associated with a new system is justified and is in the process of implementing a system which will put the proper control procedures in place to remediate these weaknesses.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing a company-wide ERP system which will put the proper control procedures in place to remediate internal control weaknesses. As of December 31, 2019, this implementation was in process.

TECOGEN INC.

There has been no change to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

TECOGEN INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2019.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2019.

TECOGEN INC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on Form 10-K.

(a)	Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Audited Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits
The exhibits are listed in the Exhibit Index attached hereto and incorporated by reference herein.
Item 16. Form 10-K Summary.
The Company has determined not to include a summary of the information permitted by Item 16 of the Form 10-K.

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

4.4*	Description of Registrant's Securities.
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

10.55
Letter Agreement dated July 22, 2019 amending Advisory Agreement dated January 3, 2018 between Tecogen Inc. and John N. Hatsopoulos (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, as filed with the SEC on July 24, 2019).

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

TECOGEN INC.
(Registrant)

Dated: 3/12/2020	By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: 3/12/2020	By:	/s/ Bonnie J. Brown
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin Locke and Bonnie J. Brown, or either of them, each with the power of substitution and re-substitution, as his or her attorney-in-fact and agents, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2019, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Director, Chairman of the Board	March 12, 2020
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Lead Director	March 12, 2020
John N. Hatsopoulos

/s/ Benjamin M. Locke	Director and Chief Executive Officer	March 12, 2020
Benjamin M. Locke	(Principal Executive Officer)

/s/ Bonnie J. Brown	Chief Accounting Officer and Treasurer	March 12, 2020
Bonnie J. Brown	(Principal Accounting Officer)

/s/ Deanna Petersen	Director	March 12, 2020
Deanna Petersen

/s/ Ahmed F. Ghoniem	Director	March 12, 2020
Ahmed F. Ghoniem

/s/ Earl R. Lewis III	Director	March 12, 2020
Earl R. Lewis III

/s/ Laurence E. de Armada Garcia Roosevelt	Director	March 12, 2020
Laurence E. de Armada Garcia Roosevelt

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tecogen Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Boston, Massachusetts
March 12, 2020

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$877,676	$272,552
Accounts receivable, net	14,569,397	14,176,452
Unbilled revenue	5,421,811	4,893,259
Inventory, net	6,405,229	6,294,862
Due from related party	—	9,405
Prepaid and other current assets	635,034	722,042
Total current assets	27,909,147	26,368,572
Property, plant and equipment, net	3,465,948	11,273,115
Right of use assets	2,173,951	—
Intangible assets, net	1,593,781	2,893,990
Goodwill	5,281,867	8,975,065
Other assets	691,941	393,651
TOTAL ASSETS	$41,116,635	$49,904,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$2,402,384	$2,009,435
Accounts payable	5,271,756	7,153,330
Accrued expenses	2,599,366	1,528,014
Deferred revenue	2,635,619	2,507,541
Lease obligations, current	536,443	—
Total current liabilities	13,445,568	13,198,320
Long-term liabilities:
Deferred revenue, net of current portion	145,464	2,375,700
Lease obligations, long-term	1,637,508	—
Unfavorable contract liability, net	2,534,818	6,292,599
Total liabilities	17,763,358	21,866,619

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,849,261 and 24,824,746 issued and outstanding at December 31, 2019 and 2018, respectively	24,849	24,825
Additional paid-in capital	56,622,285	56,427,928
Accumulated deficit	(33,379,114)	(28,670,095)
Total Tecogen Inc. stockholders’ equity	23,268,020	27,782,658
Noncontrolling interest	85,257	255,116
Total stockholders’ equity	23,353,277	28,037,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,116,635	$49,904,393
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenues
Products	$12,977,896	$12,624,867
Services	17,307,718	16,859,291
Energy production	3,140,834	6,399,526
Total revenues	33,426,448	35,883,684
Cost of sales
Products	8,385,574	7,797,591
Services	10,808,142	10,693,077
Energy production	1,753,980	3,801,154
Total cost of sales	20,947,696	22,291,822
Gross profit	12,478,752	13,591,862
Operating expenses
General and administrative	10,380,143	10,790,841
Selling	2,685,200	2,651,128
Research and development	1,460,096	1,297,612
Gain on sale of assets	(1,081,304)	—
Goodwill impairment	3,693,198	4,390,590
Total operating expenses	17,137,333	19,130,171
Loss from operations	(4,658,581)	(5,538,309)
Other income (expense)
Interest and other income	933	8,030
Interest expense	(101,851)	(120,015)
Unrealized loss on investment securities	(19,680)	(118,084)
Total other expense, net	(120,598)	(230,069)
Loss before income taxes	(4,779,179)	(5,768,378)
State income tax provision	15,194	32,748
Consolidated net loss	(4,794,373)	(5,801,126)
Loss attributable to the noncontrolling interest	85,354	92,594
Net loss attributable to Tecogen Inc.	$(4,709,019)	$(5,708,532)

Net loss per share - basic and diluted	$(0.19)	$(0.23)
Weighted average shares outstanding - basic and diluted	24,839,957	24,815,926
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2019 and 2018

	Tecogen Inc. Stockholders
	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	24,766,892	$24,767	$56,176,330	$(165,317)	$(22,796,246)	$455,611	$33,695,145
Exercise of stock options	57,854	58	72,867	—	—	—	72,925
Reclassification of Accumulated Other Comprehensive Loss	—	—	—	165,317	(165,317)	—	—
Stock issuance costs	—	—	(2,457)	—	—	—	(2,457)
Distributions to non-controlling interest	—	—	—	—	—	(107,901)	(107,901)
Stock-based compensation	—	—	181,188	—	—	—	181,188
Net loss	—	—	—	—	(5,708,532)	(92,594)	(5,801,126)
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$—	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	24,515	24	33,593	—	—	—	33,617
Stock issuance costs	—	—	(2,700)	—	—	—	(2,700)
Distributions to non-controlling interest	—	—	—	—	—	(84,505)	(84,505)
Stock-based compensation	—	—	163,464	—	—	—	163,464
Net loss	—	—	—	—	(4,709,019)	(85,354)	(4,794,373)
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$—	$(33,379,114)	$85,257	$23,353,277
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019 and 2018

CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018

Consolidated net loss	$(4,794,373)	$(5,801,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	437,102	789,123
Gain on contract termination	—	(124,733)
(Gain) loss on sale of assets	(1,081,304)	22,088
Provision for losses on accounts receivable	48,000	4,395
Stock-based compensation	163,464	181,188
Goodwill impairment	3,693,198	4,390,590
Non-cash interest expense	43,669	32,225
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in:
Accounts receivable	(440,945)	(4,467,939)
Unbilled revenue	(528,452)	(697,586)
Inventory, net	(110,367)	(1,164,057)
Due from related party	9,405	576,087
Prepaid expenses and other current assets	(9,545)	49,484
Other non-current assets	(298,290)	113,284
Increase (decrease) in:
Accounts payable	(1,881,574)	1,173,979
Accrued expenses and other current liabilities	380,993	111,038
Deferred revenue	(115,223)	1,006,893
Interest payable, related party	—	(52,265)
Net cash used in operating activities	(4,484,242)	(3,857,332)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95,643)	(828,086)
Proceeds on sale of property and equipment	5,000,000	2,003,606
Purchases of intangible assets	(110,683)	(226,847)
Cash acquired in acquisition	—	442,746
Expenses associated with asset acquisition	—	(2,457)
Payment of stock issuance costs	(2,700)	—
Distributions to non-controlling interest	(84,505)	(107,901)
Net cash provided by investing activities	4,706,469	1,281,061
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving line of credit, net of payments	349,280	2,097,837
Payments for debt issuance costs	—	(145,011)
Payments made on loan due to related party	—	(850,000)
Proceeds from exercise of stock options	33,617	72,925
Net cash provided by financing activities	382,897	1,175,751
Change in cash and cash equivalents	605,124	(1,400,520)
Cash and cash equivalents, beginning of the year	272,552	1,673,072
Cash and cash equivalents, end of the year	$877,676	$272,552
Supplemental disclosure of cash flow information:

Cash paid for interest	$51,888	$140,055
Cash paid for taxes	$35,398	$32,748
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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
The accompanying consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiary, ADGE and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by the Company and the noncontrolling partner in each site. Each quarter, the Company calculates a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On the Company’s balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of December 31, 2019.
Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence, if any, are accounted for under the equity method.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s general deposit insurance limits. The amount on deposit at December 31, 2019 and 2018 which exceeded the $250,000 federally insured limit were approximately $627,676 and $0, respectively. The Company has not experienced any losses in such accounts and thus believes that it is not exposed to any significant credit risk on cash.
There was one customer who represented more than 10% of revenues for the year ended December 31, 2019 and no customers who represented more than 10% of revenues for the year ended December 31, 2018.  The Company has approximately five hundred customers who represented 100% of the revenues for the year ended December 31, 2019. There was one customer who represented more than 10% of the accounts receivable balance as of December 31, 2019, and one as of December 31, 2018.

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2019 and 2018, the allowance for doubtful accounts was $75,000 and $26,800, respectively.
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
The favorable contract asset which relates to existing ADGE customer contracts is more fully described in Note 7. "Intangible assets and liabilities other than goodwill".
Impairment of Long-lived Assets
Long-lived assets, including intangible assets and property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2019.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.
Impairment testing for goodwill is performed annually, generally in the fourth fiscal quarter, or more frequently if impairment indicators are present.

To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform an impairment test even if no indications of a potential impairment exist. The impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value, including goodwill. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. Our assessment in 2019 indicated that the carrying value of our energy production reporting unit did not exceed its fair value and therefore resulted in an impairment of goodwill (see Note 9."Goodwill").

The Company early-adopted the provisions of ASU 2017-04, during 2018, which simplified the impairment testing process by eliminating the requirement to determine the implied fair value of goodwill. The Company tests goodwill for impairment on either a qualitative basis under certain conditions, or a quantitative basis. On a quantitative basis, fair value of the reporting units is primarily determined using probability weighted discounted cash flow analysis.

Leases
On January 1, 2019, the Company adopted the guidance under ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”) under the cumulative-effect method of transition where comparative information has not been restated and continues to be reported under the standards in effect for those periods. The adoption did not result in any cumulative-effect adjustment to beginning retained earnings. The Company elected certain practical expedients upon adoption and therefore has not reassessed whether any expired or existing contracts contain leases, has not reassessed the lease classification for any expired or existing leases and has not reassessed initial direct costs for any existing leases.

The new standard requires lessees to recognize most leases on their balance sheets as a right-of-use ("ROU") asset with a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. (See Note 13."Leases").

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
Segment Information
The Company's operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. Prior to the acquisition of ADGE (see Note 4."Acquisition of American DG Energy Inc."), the Company's operations were comprised of a single segment (see Note 18. "Segments").
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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
With few exceptions, the Company is no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2016, with the exception of loss carryforwards in the event they are utilized in future years. The Company's tax returns are open to adjustment from 2001 forward, as a result of the fact that the Company has loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
Fair Value of Financial Instruments
The Company’s financial instruments are cash and cash equivalents, accounts receivable, available-for-sale securities, accounts payable and revolving line of credit. The recorded values of cash and cash equivalents, accounts receivable, accounts payable and line of credit approximate their fair values based on their short-term nature. At December 31, 2019, the recorded value on the consolidated balance sheet of the loan due to related party approximates fair value as the terms approximate those available for similar instruments. See Note 15. "Fair value measurements".
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in general and administrative expenses. For the years ended December 31, 2019 and 2018, $480,966 and $447,546 of shipping and handling costs were included in general and administrative expenses in the accompanying statements of operations, respectively. The Company has elected to exclude from revenue any value add sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
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
The following table further disaggregates our revenue by major source by segment for the years ended December 31, 2019 and 2018.

Year Ended	December 31, 2019
	Products and Services	Energy Production	Total
Products	$12,977,896	$—	$12,977,896
Installation services	7,505,964	—	7,505,964
Maintenance services	9,801,754	—	9,801,754
Energy production	—	3,140,834	3,140,834
Total revenue	$30,285,614	$3,140,834	$33,426,448

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Year Ended	December 31, 2018
	Products and Services	Energy Production	Total
Products	12,624,867	$—	$12,624,867
Installation services	8,097,473	—	8,097,473
Maintenance services	8,761,818	—	8,761,818
Energy production	—	6,399,526	6,399,526
Total revenue	$29,484,158	$6,399,526	$35,883,684

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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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
Revenue recognized during the year ended December 31, 2019 that is included in unbilled revenue is approximately $2.7 million. Approximately $2.2 million of revenue was billed in this period that had been recognized in previous periods.
Revenue recognized during the year ended December 31, 2019 that was included in deferred revenue at the beginning of the period was approximately $2,526,206.
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
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.8 million. The Company expects to recognize revenue of approximately 98% of the remaining performance obligations over the next 24 months, 3% recognized in the first 12 months and 95% recognized over the subsequent 12 months, and the remainder recognized thereafter.
Advertising Costs
The Company expenses the costs of advertising as incurred. For the years ended December 31, 2019 and 2018, advertising expense was approximately $142,000 and $273,000, respectively.
Research and Development Costs
Research and development expenditures are expensed as incurred. The Company’s total research and development expenditures of approximately $1,460,000 and $1,298,000 were recognized for each of the years ended December 31, 2019 and 2018, respectively.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statements of operations over the requisite service period.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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
See Note 14."Stockholders' equity" for a summary of the restricted stock and stock option activity under the Company's stock-based employee compensation plan for the years ended December 31, 2019 and 2018.
Significant New Accounting Standards Adopted this Period
Leases In February 2016, the FASB issued an accounting standard update related to leases requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard as of January 1, 2019 on a modified retrospective basis. See Note 13."Leases" for further discussion.
Significant New Accounting Standards or Updates Not Yet Effective
Measurement of Credit Losses on Financial Instruments.  In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for the Company's fiscal year beginning January 1, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

Note 3 – Loss per common share:

Basic and diluted loss per share for the years ended December 31, 2019 and 2018, respectively, was as follows:

	2019	2018
Net loss attributable to stockholders	$(4,709,019)	$(5,708,532)
Weighted average shares outstanding - Basic and diluted	24,839,957	24,815,926
Loss per share - Basic and diluted	$(0.19)	$(0.23)

Anti-dilutive shares underlying stock options outstanding	142,756	144,077

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
Acquisition related costs, which was largely legal costs related to the litigation that followed the merger, were included in general and administrative expenses and totaled $322,566 for the year ended December 31, 2018. Stock issuance related costs totaling $377,246 were netted against additional paid in capital during the year ended December 31, 2018.

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
The favorable contract asset and the unfavorable contract liability, both of which relate to existing customer contracts, and the estimated amortization are more fully described in Note 7. "Intangible assets and liabilities other than goodwill".

Note 5. Sale of Energy Producing Assets and Goodwill Impairment
During the first quarter of 2019, the Company recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million, which resulted in a combined gain on sale of assets of $1,081,304 included in the accompanying statement of operations.
In connection with the sales, the Company entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby the Company has guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually, with the Company making up any shortfall. To the extent actual results are in excess of the minimum threshold, the Company is entitled to fifty percent of such excess under the agreements.
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
The combined gain on sale of these assets of $1,081,304 was determined after deducting from the gross proceeds the remaining net book value of the assets sold and an estimate of the remaining costs to complete installation of certain of the site assets as well as deducting an estimate of amounts which the Company believes it will be required to pay under the minimum cash flow guarantee described above. In determining the $1,081,049 combined gain on the sale of these assets, no amount of goodwill assigned to the energy production segment and reporting unit was included as individual sites and related site energy producing assets are not considered businesses. The aggregate of the assets sold represents a significant portion of the energy production segment and reporting unit’s assets and cash flows which is the basis for determination of the fair value of the energy production reporting unit as used for goodwill impairment determinations. Accordingly, the sale of these assets caused the Company to assess the impact of the sales on the valuation of remaining goodwill assigned to the energy production reporting unit. That assessment included a determination of whether the remaining carrying value of the energy production reporting unit including goodwill exceeded its fair value. Following a goodwill impairment charge in 2018 which reduced the carrying value of the energy production reporting unit including goodwill to fair value based on discounted cash flows, exclusion of the discounted cash flows related to the assets sold resulted in impairment of the remaining goodwill assigned to the energy production reporting unit in an amount proportionate to the discounted cash flows related to the assets sold to the total discounted cash flows of the energy production reporting unit before the sales. The goodwill impairment as a result of the sales and recognized in the first quarter of 2019 totaled approximately $3.7 million, reducing the remaining carrying value of the energy production reporting unit, including goodwill to the discounted cash flow of the remaining sites or fair value.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Note 6 – Inventory
Inventories at December 31, 2019 and 2018 consisted of the following.

	2019	2018
Raw materials, net	$5,966,162	$5,881,099
Work-in-process	439,067	413,763
Finished goods	—	—
	$6,405,229	$6,294,862

Note 7 – Intangible Assets and Liabilities Other Than Goodwill
The Company capitalized $0 and $120,455 of product certification costs during the years ended December 31, 2019 and 2018, respectively. Also included in intangible assets are the costs incurred by the Company to acquire certain patents. These patents, once in service, are amortized on a straight-line basis over the estimated economic life of the associated product, which range from approximately 7-10 years. The Company capitalized $106,539 and $102,245 of patent-related costs during the years ended December 31, 2019 and 2018, respectively. The Company capitalized $4,144 and $3,212 in trademarks during the years ended December 31, 2019 and 2018, respectively.

Intangible assets and liabilities at December 31, 2019 and 2018 consist of the following:

	December 31, 2019			December 31, 2018
Intangible assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product certifications	$726,159	$(399,906)	$326,253	$726,159	$(345,658)	$380,501
Patents	1,017,108	(206,499)	810,609	910,569	(188,239)	722,330
Developed technology	240,000	(108,000)	132,000	240,000	(92,000)	148,000
Trademarks	26,896	—	26,896	22,752	—	22,752
In process R&D	263,936	—	263,936	263,936	—	263,936
TTcogen intangible assets	29,607	(6,477)	23,130	29,607	(2,776)	26,831
Favorable contract assets	274,858	(263,901)	10,957	1,561,739	(232,099)	1,329,640
	$2,578,564	$(984,783)	$1,593,781	$3,754,762	$(860,772)	$2,893,990

Intangible liability
Unfavorable contract liability	$4,689,025	$(2,154,207)	$2,534,818	$7,912,275	$(1,619,676)	$6,292,599

The aggregate amortization expense related to intangible assets exclusive of contract related intangibles was $92,209 and $112,359 during the years ended December 31, 2019 and 2018, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the years ended December 31, 2019 and 2018 was $502,729 and $860,858, respectively.
Contract Asset and Liability
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by the Company on May 18, 2017 (see Note 4. "Acquisition of American DG Energy Inc."), reduced by those sold during Q1 2019 (see Note 5."Sale of Energy Producing Assets and Goodwill Impairment").
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term and charged against cost of sales in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows:

TECOGEN INC.

	Non-contract related intangibles	Contract related intangibles	Total
2020	$246,967	$(431,990)	(185,023)
2021	232,266	(437,477)	(205,211)
2022	225,556	(411,844)	(186,288)
2023	218,368	(335,183)	(116,815)
2024	195,961	(290,260)	(94,299)
Thereafter	436,810	(617,107)	(180,297)
	$1,555,928	$(2,523,861)	$(967,933)

Note 8 – Property, plant and equipment
Property, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	Estimated Useful Life (in Years)	2019	2018
Energy systems	10 - 15 years	$4,372,638	$12,709,990
Machinery and equipment	5 - 7 years	1,462,208	1,355,617
Furniture and fixtures	5 years	193,698	222,542
Computer software	3 - 5 years	192,865	200,626
Leasehold improvements	*	450,792	450,792
		6,672,201	14,939,567
Less - accumulated depreciation and amortization		(3,206,253)	(3,666,452)
Net property, plant and equipment		$3,465,948	$11,273,115
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2019 and 2018 was $847,622 and $1,537,622, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 5."Sale of Energy Producing Assets and Goodwill Impairment" for further discussion.

Note 9. Goodwill
Changes in the carrying amount of goodwill by reportable segment during the year was as follows:

	Product and Service	Energy Production	Total Company
Balance at December 31, 2017	$40,870	$13,324,785	$13,365,655
Impairment loss	—	(4,390,590)	(4,390,590)
Balance at December 31, 2018	40,870	8,934,195	8,975,065
Impairment loss-Sale of assets, Note 5	—	(3,693,198)	(3,693,198)
Balance at December 31, 2019	$40,870	$5,240,997	$5,281,867
The Company recorded an impairment loss of $4,390,590 following the performance of its 2018 annual goodwill impairment test. The impairment loss represented the excess of the carrying value of the Company's energy production reporting unit, including goodwill, over its estimated fair value based on discounted cash flow analysis. The impairment recognizes the shortening of remaining contract terms with customers without replacement and without further growth, as well as less than expected cost savings and increased profitability from the Company's initiative to optimize the long-term profitability of its various site operations, and a price peak of the Company's stock on the date of the business combination to which the goodwill relates.
Following a goodwill impairment charge in 2018 which reduced the carrying value of the energy production reporting unit including goodwill to fair value based on discounted cash flows, exclusion of the discounted cash flows related to the assets sold during the year ended December 31, 2019 resulted in impairment of the remaining goodwill assigned to the energy production reporting unit in an amount proportionate to the discounted cash flows related to the assets sold. The goodwill impairment as a result of the sales and recognized in the first quarter of 2019 totaled $3,693,198, reducing the remaining carrying value of the energy production reporting unit, including goodwill to the discounted cash flow of the remaining sites or fair value. See Note 5. "Sale of Energy Producing Assets and Goodwill Impairment" for further discussion.
Note 10 – Revolving line of credit, Convertible debentures and loan due to related party
In connection with the acquisition of American DG Energy, the Company assumed a loan from John N. Hatsopoulos, the Company's then Co-Chief Executive Officer and a Company Director. The loan was in the amount of $850,000 with interest at 6%, payable quarterly. On May 4, 2018, the Company, through a payment of $919,590, terminated the loan and all obligations under the loan.
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
Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower's option, either (1) One Month LIBOR, plus 3.00%, or (2) Lender’s Base Rate, plus 1.5%. Lender’s Base Rate is defined as the highest of (a) the Federal Funds rate plus 0.5%, (b) Lender’s Prime Rate as adjusted by Lender from time to time, and (c) One Month LIBOR, plus 2.75%, 6.25% as of December 31, 2019.
The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and the Company may not make any unfinanced capital expenditures in excess of $500,000 in the aggregate in any fiscal year. As of December 31, 2019, the Company believes it is in compliance with covenants.
The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of December 31, 2019 and 2018, the outstanding balance on the line of credit was $2,452,330 and $2,122,221, respectively. The unamortized portion of debt issuance cost related to the Credit Agreement was $49,946 and $112,786, respectively and is included as a reduction to the revolving line of credit in the accompanying Consolidated Balance Sheets.

Note 11 – Commitments and contingencies
Operating Lease Obligations
The Company leases office space and warehouse facilities under various lease agreements which expire through March 2024. Total rent expense for the years ended December 31, 2019 and 2018 amounted to $744,781 and $755,579, respectively. See Note 13. "Leases" for further discussion.
Guarantees
The Company guarantees certain obligations of a former subsidiary of ADGE, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at December 31, 2019 of approximately $138,000 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
In connection with the sale of energy producing assets, the Company made certain guarantees to the purchaser as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment. In the first quarter of 2019 the Company recorded a reduction on the gain on sale and a corresponding liability of $350,000 in the financial statements to reserve for such future costs. After incurring shortfall payments of approximately $319,649 and recording a provision of $81,960, the remaining balance in this reserve is $112,311.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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

Note 12 – Product warranty
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
Changes in the Company’s warranty reserve were as follows:

Warranty reserve, December 31, 2017	$133,500
Warranty provision for units sold	348,100
Costs of warranty incurred	(341,000)
Warranty reserve, December 31, 2018	140,600
Warranty provision for units sold	535,700
Costs of warranty incurred	(471,000)
Warranty reserve, December 31, 2019	$205,300

Note 13 – Leases
On January 1, 2019, the Company adopted the guidance under ASU No. 2016-02, "Leases" ("ASC 842") under the cumulative-effect method of transition where comparative information has not been restated and continues to be reported under the standards in effect for those periods. The adoption did not result in any cumulative-effect adjustment to beginning retained earnings. The Company elected certain practical expedients upon adoption and therefore has not reassessed whether any expired or existing contracts contain leases, has not reassessed the lease classification for any expired or existing leases and has not reassessed initial direct costs for any existing leases.
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
Operating leases are included in Right-of-use assets, Lease obligations, current and Lease obligations, long term on the Consolidated Balance Sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the years ended December 31, 2019 and 2018 was $744,781and $755,579, respectively.

Supplemental information related to leases for the year ended December 31, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$641,290
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,676,202
Weighted-average remaining lease term - operating leases	4.0 years
Weighted-average discount rate - operating leases	6%

Future minimum lease commitments under non-cancellable operating leases as of December 31, 2019 were as follows:

Operating Leases
2020	$649,801
2021	576,698
2022	559,115
2023	566,863
2024	134,700
Total lease payments	2,487,177
Less: imputed interest	313,226
Total	$2,173,951

Note 14 – Stockholders’ equity
Common Stock
As discussed in Note 4. "Acquisition of American DG Energy Inc.", on May 18, 2017, the Company completed the acquisition of ADGE, by means of a stock-for-stock merger, of 100% of the outstanding common shares of ADGE in exchange for 4,662,937 shares of the Company's newly issued common stock.
The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2019 and 2018, there were 24,849,261 and 24,824,746 shares of Common Stock outstanding, respectively.
Preferred Stock
On February 13, 2013, the Company authorized 10 million shares of preferred stock. As of December 31, 2019, no preferred shares were issued or outstanding.
Stock-Based Compensation
The Company adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2019, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all Company option grants made after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2019 and 2018 was 1,906,180 and 1,990,980, respectively.
In 2019 the Company granted nonqualified options to purchase an aggregate of 88,500 shares of common stock in a range of $3.40 and $3.80 per share to certain officers and employees. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2019 was $89,772. The weighted-average grant date fair value of stock options granted during 2019 was $1.01 per option.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

In 2018, the Company granted nonqualified options to purchase an aggregate of 367,500 shares of common stock for between $2.30 and $4.04 per share to certain employees and a director. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2018 was $365,054. The weighted-average grant date fair value of stock options granted during 2018 was $0.99 per option.
In 2019 and 2018, option holders exercised 24,515 and 57,854 options, respectively, with an aggregate intrinsic value of $19,794 and $137,085, respectively.
Stock option activity for the year ended December 31, 2019 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,292,589	$0.79-$10.33	$3.52	5.93 years	$671,331
Granted	88,500	$3.40-$3.80	3.70
Exercised	(24,515)	$1.20-$2.60	1.37		19,794
Canceled and forfeited	(3,700)	$3.22-$4.50	3.46
Outstanding, December 31, 2019	1,352,874	$0.79-$10.33	$3.57	5.30 years	$95,381
Exercisable, December 31, 2019	953,499		$3.54		$95,381
Vested and expected to vest, December 31, 2019	1,292,968		$3.57		$95,381
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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2019 and 2018 are as follows:

Stock option awards:	2019	2018
Expected life	6.25 years	6.25 years
Risk-free interest rate	2.56%	2.73%
Expected volatility	22.50%	20.90%

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $163,464 and $181,188, respectively, related to the issuance of stock options. No tax benefit was recognized related to the stock-based compensation expense recorded during the years. At December 31, 2019 and 2018, the total compensation cost related to unvested stock option awards not yet recognized is $340,503 and $415,941, respectively. This amount will be recognized over a weighted average period of 1.67 years.

Note 15 – Fair value measurements
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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
The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2019 and 2018 by level within the fair value hierarchy.

December 31, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total losses
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$216,487	$—	$216,487	$—	$(19,680)
Total recurring fair value measurements	$216,487	$—	$216,487	$—	$(19,680)

December 31, 2018
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$236,167	$—	$236,167	$—	$(283,401)
Total recurring fair value measurements	$236,167	$—	$236,167	$—	$(283,401)

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power Inc. as an available-for-sale security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we are classifying as Level 2.

Note 16 – Retirement plans
The Company has a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. The Company matches a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary. The Company contributed approximately $265,280 and $238,680 to the Plan in 2019 and 2018, respectively.

Note 17 – Related party transactions
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Note 18 – Segments
As of December 31, 2019, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. Prior to the acquisition of ADGE (see Note 4. "Acquisition of American DG Energy Inc."), the Company’s operations were comprised of a single segment.The following table presents information by reportable segment for the years ended December 31, 2019 and 2018:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Year ended December 31, 2019
Revenue - external customers	$30,285,614	$3,140,834	$—	$33,426,448
Intersegment revenue	609,530	—	(609,530)	—
Total revenue	$30,895,144	$3,140,834	$(609,530)	$33,426,448
Gross profit	$11,091,898	$1,386,854	$—	$12,478,752
Identifiable assets	$32,508,704	$8,607,931	$—	$41,116,635

Year ended December 31, 2018
Revenue - external customers	$29,484,158	$6,399,526	$—	$35,883,684
Intersegment revenue	1,211,148	—	(1,211,148)	—
Total revenue	30,695,306	6,399,526	(1,211,148)	35,883,684
Gross profit	10,993,490	2,598,372	—	13,591,862
Identifiable assets	27,566,921	22,337,472	—	49,904,393
(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

Note 19 – Income taxes
A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Pre-tax book income (loss)	(4,779,179)	(5,768,378)
Expected tax at 21%	(1,008,353)	(1,211,359)

Permanent differences:
Machinery & equipment	3,728	4,658
Mark to market	4,133	24,798
Goodwill impairment	775,572	922,024
Intangible Amortization	(105,573)	(180,780)
Stock compensation	—	—
Non-deductible interest	—	—
Other	(3,044)	876

State taxes:
Current	15,194	32,748
Deferred	(110,517)	(120,477)

Other items:
Federal research and development credits	(48,153)	(35,550)
Change in valuation allowance	1,479,000	(153,000)
Deferred tax past year true-up's	(30,981)	(99,348)
True up - ADG NOL IRC Sec 382 limitation	—	817,198
Other	(955,812)	30,960
Income tax provision	$15,194	$32,748
The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carryforwards	$8,299,000	$7,206,000
R&D and ITC credit carryforwards	317,000	244,000
Accrued expenses and other	1,224,000	1,140,000
Accounts receivable	20,000	7,000
Inventory	78,000	73,000
Property, plant and equipment	779,000	568,000
Deferred tax assets	10,717,000	9,238,000
Valuation allowance	(10,717,000)	(9,238,000)
Deferred tax assets, net	$—	$—

At December 31, 2019, the Company had approximately $33,606,000 of Federal Loss Carryforwards that expire beginning in the year 2023 through 2037. In addition, the Company has varying amounts of state net operating losses, expiring at various dates starting in 2020 through 2039.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. A significant provision of the act was to reduce the statutory Federal tax rate from 34% to 21%. During 2019, the Company’s valuation allowance increased by $1,479,000. This increase is affected by the absorption of deferred tax attributes associated with its acquisition of American DG Energy, Inc. along with permanent book to tax differences and provision to return adjustments.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2019 and 2018

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established for 2018 and 2019 respectively.

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

The Company acquired a new subsidiary, American DG Energy, Inc. during 2017, by acquiring 100 percent of the company's stock. Accordingly, utilization of their consolidated and/or separately computed NOL and/or tax credit carryforwards will be subject to an annual limitation under Internal Revenue Code Section 382. Any such limitation may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The extent of the limitation, and related allocation and impact upon the NOL and credit carryforwards has been determined to be $391,940 per year for a 20 year period at the ADGE level. The Company, however, has enough pre-merger NOLs to offset anticipated taxable income for the taxable year ended December 31, 2019 and is not expected to be limited in NOL utilization for the period.

A full valuation allowance has been provided against the Company's loss carryforwards and, if an adjustment is required under Section 382, it would be offset by a corresponding adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is thus still open to examination from tax year 2016 for both federal and state jurisdictions.