Form 10-Q
period 2020-03-31
TECOGEN INC.
filed 2020-05-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, April 30, 2020
Common Stock, $0.001 par value	24,850,261

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$921,628	$877,676
Accounts receivable, net	12,106,440	14,569,397
Unbilled revenue	5,025,835	5,421,811
Inventory, net	7,471,346	6,405,229
Prepaid and other current assets	554,792	635,034
Total current assets	26,080,041	27,909,147
Property, plant and equipment, net	3,343,959	3,465,948
Right of use assets	2,042,269	2,173,951
Intangible assets, net	1,432,759	1,593,781
Goodwill	5,281,867	5,281,867
Other assets	274,567	691,941
TOTAL ASSETS	$38,455,462	$41,116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$1,456,960	$2,402,384
Accounts payable	5,534,971	5,271,756
Accrued expenses	2,302,682	2,599,366
Deferred revenue	2,331,832	2,635,619
Lease obligations, current	531,875	536,443
Total current liabilities	12,158,320	13,445,568
Long-term liabilities:
Deferred revenue, net of current portion	179,106	145,464
Lease obligations, long-term	1,510,394	1,637,508
Unfavorable contract liability, net	2,424,979	2,534,818
Total liabilities	16,272,799	17,763,358

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,849,261 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	24,850	24,849
Additional paid-in capital	56,665,319	56,622,285
Accumulated deficit	(34,581,501)	(33,379,114)
Total Tecogen Inc. stockholders’ equity	22,108,668	23,268,020
Noncontrolling interest	73,995	85,257
Total stockholders’ equity	22,182,663	23,353,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,455,462	$41,116,635
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues
Products	$2,750,479	$3,024,526
Services	4,461,371	3,911,296
Energy production	750,850	1,240,809
Total revenues	7,962,700	8,176,631
Cost of sales
Products	1,667,464	1,943,462
Services	3,018,665	2,474,533
Energy production	484,404	799,877
Total cost of sales	5,170,533	5,217,872
Gross profit	2,792,167	2,958,759
Operating expenses
General and administrative	2,689,461	2,655,411
Selling	855,788	693,253
Research and development	364,336	345,083
Gain on sale of assets	—	(1,081,049)
Goodwill impairment	—	3,693,198
Total operating expenses	3,909,585	6,305,896
Loss from operations	(1,117,418)	(3,347,137)
Other income (expense)
Interest income	11,727	532
Interest expense	(59,985)	(28,026)
Unrealized loss on investment securities	(19,681)	(39,361)
Total other expense, net	(67,939)	(66,855)
Loss before provision for state income taxes	(1,185,357)	(3,413,992)
Provision (benefit) for state income taxes	5,222	(8,169)
Consolidated net loss	(1,190,579)	(3,405,823)
(Income) loss attributable to the noncontrolling interest	(11,808)	125,746
Net loss attributable to Tecogen Inc.	$(1,202,387)	(3,280,077)

Net loss per share - basic and diluted	$(0.05)	$(0.13)
Weighted average shares outstanding - basic and diluted	24,850,250	24,818,979

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2020 and 2019
(unaudited)

	Tecogen Inc. Stockholders
Three months ended March 31, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Exercise of stock options	1,000	1	1,199	—	—	1,200
Stock issuance costs	—	—	(401)	—	—	(401)
Stock based compensation expense	—	—	42,236	—	—	42,236
Distributions to non-controlling interest	—	—	—	—	(23,070)	(23,070)
Net loss	—	—	—	(1,202,387)	11,808	(1,190,579)
Balance at March 31, 2020	24,850,261	$24,850	$56,665,319	$(34,581,501)	$73,995	$22,182,663

Three months ended March 31, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	10,000	10	11,990	—	—	12,000
Stock issuance costs	—	—	(611)	—	—	(611)
Stock based compensation expense	—	—	38,035	—	—	38,035
Net loss	—	—	—	(3,280,077)	(125,746)	(3,405,823)
Balance at March 31, 2019	24,834,746	$24,835	$56,477,342	$(31,950,172)	$129,370	$24,681,375

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,190,579)	$(3,405,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization, net	90,152	168,244
Stock-based compensation	42,236	38,035
Goodwill impairment	—	3,693,198
(Gain) loss on sale of assets	—	(1,081,049)
Abandonment of intangible assets	179,944	—
Non-cash interest expense	9,750	12,499
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	2,462,957	2,499,798
Unbilled revenue	395,976	(297,133)
Inventory	(1,066,117)	(372,705)
Due from related party	—	9,405
Prepaid expenses and other current assets	80,242	6,317
Other non-current assets	417,374	78,999
Increase (decrease) in:
Accounts payable	263,215	(1,239,241)
Accrued expenses and other current liabilities	(296,684)	4,154
Deferred revenue	(270,145)	(725,902)
Net cash provided by (used in) operating activities	1,118,321	(611,204)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,674)	(24,788)
Proceeds from sale of assets	—	5,000,000
Purchases of intangible assets	(43,250)	(15,780)
Payment of stock issuance costs	(401)	(611)
Distributions to noncontrolling interest	(23,070)	—
Net cash provided by (used in) investing activities	(120,395)	4,958,821
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net	(955,174)	(2,021,934)
Proceeds from the exercise of stock options	1,200	12,000
Net cash used in financing activities	(953,974)	(2,009,934)
Change in cash and cash equivalents	43,952	2,337,683
Cash and cash equivalents, beginning of the period	877,676	272,552
Cash and cash equivalents, end of the period	$921,628	$2,610,235

Supplemental disclosures of cash flows information:
Cash paid for interest	$36,326	$18,381
Cash paid for taxes	$5,222	$12,324

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., or the Company, we, our or us, produces commercial and industrial engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. The Company’s products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The Company also installs, owns, operates and maintains complete energy systems and other complementary systems at customer sites and sells electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates.
The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast. The Company's common stock is listed on NASDAQ under the ticker symbol TGEN.
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2019.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2020 and 2019.

Three Months Ended	March 31, 2020
	Products and Services	Energy Production	Total
Products	$2,750,479	$—	$2,750,479
Installation services	1,995,423	—	1,995,423
Maintenance services	2,465,948	—	2,465,948
Energy production	—	750,850	750,850
Total revenue	$7,211,850	$750,850	$7,962,700

Three Months Ended	March 31, 2019
	Products and Services	Energy Production	Total
Products	$3,024,526	$—	$3,024,526
Installation services	1,555,864	—	1,555,864
Maintenance services	2,355,432	—	2,355,432
Energy production	—	1,240,809	1,240,809
Total revenue	$6,935,822	$1,240,809	$8,176,631

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Maintenance Services. Maintenance services are provided under either long-term maintenance contracts or one-time maintenance contracts. Revenue under one-time maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed or when the periodic maintenance activities are completed where the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount we have the right to invoice the customer under the contract.

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

As the various forms of energy delivered by us under energy production contracts are simultaneously delivered and consumed by the customer, our performance obligation under these contracts is considered to be satisfied over time. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount that we have the right to invoice the customer under the contract. Payment terms on invoices under these contracts are generally 30 days.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets.

Revenue recognized during the quarter ended March 31, 2020 that was included in unbilled revenue at the beginning of the period was approximately $1.2 million. Approximately $0.8 million was billed in this period that had been recognized as revenue in previous periods.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue recognized during the quarter ended March 31, 2020 that was included in deferred revenue at the beginning of the period was approximately $1.4 million.

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

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $12.3 million. The Company expects to recognize revenue of approximately 95% of the remaining performance obligations over the next 24 months, 93% recognized in the first 12 months and 2% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Loss Per Common Share
Basic and diluted loss per share for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three months ended March 31,
	2020	2019
Net loss attributable to stockholders	$(1,202,387)	$(3,280,077)
Weighted average shares outstanding - Basic and diluted	24,850,250	24,818,979
Basic loss per share	$(0.05)	$(0.13)

Note 4. Property, Plant and Equipment

Property, plant and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2020	December 31, 2019
Energy systems	1 - 15 years	$4,372,638	$4,372,638
Machinery and equipment	5 - 7 years	1,502,930	1,462,208
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,792	450,792
		6,712,923	6,672,201
Less - accumulated depreciation and amortization		(3,368,964)	(3,206,253)
		$3,343,959	$3,465,948
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2020 and 2019 was $175,660 and $341,862, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment for further discussion.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2020 and December 31, 2019 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2020			December 31, 2019
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(413,468)	$312,691	$726,159	$(399,906)	$326,253
Patents	880,416	(210,501)	669,915	1,017,108	(206,499)	810,609
Developed technology	240,000	(112,000)	128,000	240,000	(108,000)	132,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	274,858	(265,742)	9,116	274,858	(263,901)	10,957
TTcogen intangible assets	29,607	(7,402)	22,205	29,607	(6,477)	23,130
	$2,441,872	$(1,009,113)	$1,432,759	$2,578,564	$(984,783)	$1,593,781

Intangible liability
Unfavorable contract liability	$4,689,025	$(2,264,046)	$2,424,979	$4,689,025	$(2,154,207)	$2,534,818

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2020 and 2019 was $22,816 and $24,099, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three months ended March 31, 2020 and 2019 was $107,998 and $173,292, respectively. During the three months ended March 31, 2020, the Company abandoned certain patent applications amounting to a $179,944 abandonment charge for the period.

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

Year 1	$(182,301)
Year 2	(226,960)
Year 3	(196,015)
Year 4	(136,446)
Year 5	(87,762)

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

In connection with the sales, the Company entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby the Company has guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

production contracts. Actual results are compared to the minimum threshold bi-annually, with the Company making up any shortfall. To the extent actual results are in excess of the minimum threshold, the Company is entitled to forty percent of such excess under the agreements. As of March 31, 2020, the Company has a $42,489 receivable relating to this arrangement due to timing of payments from customers.
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
The combined gain on sale of these assets was determined after deducting from the gross proceeds the remaining net book value of the assets sold and an estimate of the remaining costs to complete installation of certain of the site assets as well as deducting an estimate of amounts which the Company believes it will be required to pay under the minimum cash flow guarantee described above. In determining the combined gain on the sale of these assets, no amount of goodwill assigned to the energy production segment and reporting unit was included as individual sites and related site energy producing assets are not considered businesses. The aggregate of the assets sold represents a significant portion of the energy production segment and reporting unit’s assets and cash flows which is the basis for determination of the fair value of the energy production reporting unit as used for goodwill impairment determinations. Accordingly, the sale of these assets caused the Company to assess the impact of the sales on the valuation of remaining goodwill assigned to the energy production reporting unit. That assessment included a determination of whether the remaining carrying value of the energy production reporting unit including goodwill exceeded its fair value. Following a goodwill impairment charge in 2018 which reduced the carrying value of the energy production reporting unit including goodwill to fair value based on discounted cash flows, exclusion of the discounted cash flows related to the assets sold resulted in impairment of the remaining goodwill assigned to the energy production reporting unit in an amount proportionate to the discounted cash flows related to the assets sold to the total discounted cash flows of the energy production reporting unit before the sales. The goodwill impairment as a result of the sales and recognized in the first quarter of 2019 totaled approximately $3.7 million, reducing the remaining carrying value of the energy production reporting unit, including goodwill to the discounted cash flow of the remaining sites or fair value.

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
Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2020 and 2019 was $190,035 and $179,697, respectively.
Supplemental information related to leases for the three months ended March 31, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$160,971
Weighted-average remaining lease term - operating leases	3.8 years
Weighted-average discount rate - operating leases	6%

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease commitments under non-cancellable operating leases as of March 31, 2020 were as follows:

Operating Leases
Q2 through Q4 2020	$488,830
2021	576,698
2022	559,115
2023	566,863
2024	134,700
Total lease payments	2,326,206
Less: imputed interest	283,937
Total	$2,042,269

Note 8. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of March 31, 2020.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2020 was 1,973,458.
Stock option activity for the three months ended March 31, 2020 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,352,874	$0.79-$10.33	$3.57	5.30 years	$95,381
Granted	—
Exercised	(1,000)	$1.20	$1.20
Canceled and forfeited	(67,278)	$1.20-$4.50	$1.25
Outstanding, March 31, 2020	1,284,596	$0.79-$10.33	$3.69	5.32 years	$3,664
Exercisable, March 31, 2020	905,054		$3.71		$3,664
Vested and expected to vest, March 31, 2020	1,227,665		$3.70		$3,664
Consolidated stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $42,236 and $38,035, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.

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

The following table presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2020 by level within the fair value hierarchy.

March 31, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$196,806	$—	$196,806	$—
Total recurring fair value measurements	$196,806	$—	$196,806	$—

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies it as Level 2.

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

Fair value at December 31, 2019	$216,487
Unrealized loss included in net income for the three months ended March 31, 2020	(19,681)
Fair value at March 31, 2020	$196,806

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

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and the Company may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year. As of March 31, 2020, the Company was not in compliance with all of the covenants. See Note 13. Subsequent Events for further discussion.

The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. As of March 31, 2020, the outstanding balance on the line of credit was $1,494,821 and the unamortized portion of debt issuance

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

cost related to the Credit Agreement was $37,861 and is netted against the revolving line of credit balance in the accompanying Condensed Consolidated Balance Sheet.
Note 11. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at March 31, 2020 of approximately $135,000 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
Note 12. Segments
As of March 31, 2020, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. The following table presents information by reportable segment for the three months ended March 31, 2020 and 2019:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended March 31, 2020

Revenue - external customers	$7,211,850	$750,850	$—	$7,962,700
Intersegment revenue	148,660	—	(148,660)	—
Total revenue	$7,360,510	$750,850	$(148,660)	$7,962,700
Gross profit	$2,525,721	$266,446	$—	$2,792,167
Identifiable assets	$24,603,621	$3,244,076	$10,607,765	$38,455,462

Three months ended March 31, 2019

Revenue - external customers	$6,935,822	$1,240,809	$—	$8,176,631
Intersegment revenue	273,512	—	(273,512)	—
Total revenue	$7,209,334	$1,240,809	$(273,512)	$8,176,631
Gross profit	$2,517,827	$440,932	$—	$2,958,759
Identifiable assets	$22,924,848	$4,854,412	$12,625,962	$40,405,222

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 13. Subsequent Events
On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is guaranteed by the United States Small Business Administration. Interest on the loan balance is at the rate of 1% per year, and repayment of the loan balance is deferred until November 17, 2020, at which time the balance is payable in 18 monthly installments of $104,948 with the final payment due April 17, 2022 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan. The Company intends to use the loan proceeds for payroll, rent, and utilities during the next two months, and to then apply for forgiveness of the loan balance as permitted under the CARES Act and the Promissory Note. No waiver is required under the Company's existing line of credit through Webster Bank in connection with the Paycheck Protection Program loan.

On May 11, 2020 Tecogen Inc. (the "Company") and Webster Business Credit Corporation ("Webster") agreed to terminate the Credit Agreement dated May 4, 2018 by and between Webster and the Company and its wholly owned subsidiaries, together with related agreements, including a Revolving Note, Security Agreement, Blocked Account Agreement, and Master Letter of Credit Agreement. Tecogen paid an early termination fee in the amount of $25,000 in connection with the termination of the Credit Agreement, and plans to continue using cash management services provided by Webster Bank.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has evaluated subsequent events through the date of this filing and determined that no other material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Significant portions of our business are deemed “essential services” under various state shelter-in-place orders, and we have been able to maintain critical manufacturing and service operations. The safety of our employees is our primary concern, and we make every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. As part of our pandemic response plan, our sales, engineering, and select administrative functions are being operated remotely while our manufacturing team continues to function. We have expanded our cleaning services for our manufacturing facility each day and have established protocols for the mandatory use of personal protective equipment and sanitation upon entering or exiting the building. Our service centers continue to operate normally as part of our essential services designation. Out of an abundance of caution, on April 14, 2020 we closed our Waltham facility and ceased operations for approximately one week for the purpose of disinfecting the facility after learning that an individual from our cleaning company tested positive for COVID-19 ten days after his last visit to our facility. We reopened the Waltham facility within a week and resumed normal operations. Our service operations continue to function normally throughout this period.

On April 17, 2020, we were granted a loan under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) through Webster Bank. The loan is guaranteed by the United States Small Business Administration (“SBA”) and subject to certain limitations, provided that employees are kept on the payroll for eight weeks and the loan is used for payroll, rent, or utilities the loan may be forgiven by the SBA. There can be no assurance that the Paycheck Protection Program Loan will be ultimately be forgiven.

Overview

Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been adapted to run on natural gas. In some cases, our customers may choose to have the Company engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because, in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide an opportunity for the facility to incorporate the engine’s waste heat into onsite processes, such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).

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

TECOGEN INC.

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

TECOGEN INC.

Results of Operations
First Three Months of 2020 Compared to First Three Months of 2019

Revenues

Total revenues for the first three months of 2020 were $7,962,700 compared to $8,176,631 for the same period in 2019, a decrease of $213,931 or 2.6% year over year.

Segment 1 - Products and Services

Product revenues in the first three months of 2020 were $2,750,479 compared to $3,024,526 for the same period in 2019, a decrease of $274,047 or 9.1%.This decrease was a combination of an increase in cogeneration sales of $1,417,215 and a decrease in chiller sales of $1,691,262. Such variations in product mix from period to period are not unusual and expected. Furthermore, the first quarter of 2020 included a return of chiller products of approximately $655 thousand. These returned products are new and included in inventory as of March 31, 2020.

Service revenues in the first three months of 2020 were $4,461,371, compared to $3,911,296 for the same period in 2019, an increase of $550,075 or 14.1%. This increase in the first three months of 2020 is due to an increase in installation activity of $439,559 and an increase of $110,516 in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects.

Segment 2 - Energy Production

Energy production revenues in the first three months of 2020 were $750,850, compared to $1,240,809 for the same period in 2019. This decrease is representative of the reduction in energy producing assets owned due to the sales of a portion of these assets as discussed in Note 6. Sale of Energy Producing Assets and Goodwill Impairment

Cost of Sales

Cost of sales in the first three months of 2020 was $5,170,533 compared to $5,217,872 for the same period in 2019, a decrease of $47,339, or 0.9%.

Segment 1 - Products and Services

Cost of sales for products and services in the first three months of 2020 was $4,686,129 compared to $4,417,995 for the same period in 2019, an increase of $268,134 or 6.1%. During the first three months of 2020, our product and service gross margin was 35.0% compared to 36.3% for the same period in 2019, a 1.3% decrease.

Segment 2 - Energy Production

Cost of sales for energy production in the first three months of 2020 was $484,404 compared to $799,877 for the same period in 2019. During first three months of 2020 and 2019, our gross margin for energy production was consistent at 35.5%.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2020 were $2,689,461 compared to $2,655,411 for the same period in 2019, an increase of $34,050 or 1.3%.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2020 were $855,788 compared to $693,253 for the same period in 2019, an increase of $162,535 or 23.4%. The increase is due to larger sales commissions and other sales activities.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2020 were $364,336 compared to $345,083 for the same period in 2019, an increase of $19,253 or 5.6%. R&D expenses were incurred due to the Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology for certain non-stationary applications.

TECOGEN INC.

A gain on the sale of assets of $1,081,049 was recognized during the three months ended March 31, 2019 in connection with the sale of certain energy producing assets. See discussion in Note 6.Sale of Energy Producing Assets and Goodwill Impairment in the accompanying consolidated financial statements.

Goodwill impairment relating to the ADG sites of $3,693,198 was recognized during the three months ended March 31, 2019. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment to the accompanying consolidated financial statements for further discussion of this charge.

Loss from Operations

Loss from operations for the three months ended March 31, 2020 was $1,117,418 compared to a loss of $3,347,137 for the same period in 2019, a difference of $2,229,719. The 2019 goodwill impairment, net of the gain on the sale of assets discussed above accounts for the significant difference from the three months ended March 31, 2020 compared to the same period in 2019.

Other Income (Expense), net

Other expense, net for the three months ended March 31, 2020 was $67,939 compared to $66,855 for the same period in 2019. Other income (expense) includes interest income of $11,727, interest expense of $59,985, and unrealized loss on investment securities of $19,681. For the same period in 2019, interest income was $532, interest expense was $28,026, and unrealized loss on investment securities was $39,361.

Provision for state income taxes

The provision (benefit) for state income taxes for the three months ended March 31, 2020 and 2019 was a provision of $5,222 and a benefit of $8,169, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

Income attributable to the noncontrolling interest was $11,808 for the three months ended March 31, 2020 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2019, loss attributable to noncontrolling interest was $125,746 due to goodwill impairment recorded in the first quarter of 2019..

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the three months ended March 31, 2020 was $1,202,387 compared to $3,280,077 for the same period in 2019, an improvement of $2,077,690. The 2019 goodwill impairment of $3,693,198 and gain on sale of assets of $1,081,049 accounts for the significant difference from the three months ended March 31, 2020 compared to the same period in 2019.

Liquidity and Capital Resources

Consolidated working capital at March 31, 2020 was $13,921,721 compared to $14,463,579 at December 31, 2019, a decrease of $541,858. Included in working capital were cash and cash equivalents of $921,628 at March 31, 2020, compared to $877,676 at December 31, 2019, an increase of $43,952. The decrease in working capital was the result of a reduction in accounts receivable and unbilled revenue offset by the payments made on our line of credit during the quarter.

Cash provided by operating activities for the three months ended March 31, 2020 was $1,118,321 compared to $611,204 for the same period in 2019. Our accounts receivable and unbilled revenue balances decreased to $12,106,440 and $5,025,835, respectively, at March 31, 2020 compared to $14,569,397 and $5,421,811 at December 31, 2019, providing $2,462,957 and $395,976 of cash due to timing of billing, shipments, and collections. In addition, inventory increased by $1,066,117, using $670,141 of cash from operations.

TECOGEN INC.

Accounts payable increased to $5,534,971 as of March 31, 2020 from $5,271,756 at December 31, 2019, providing $263,215, in cash flow from operations. Deferred revenue decreased as of March 31, 2020 compared to December 31, 2019, using $270,145 of cash from operations. The Company expects accounts payable and deferred revenue to fluctuate with routine changes in operations.

During the first three months of 2020 our investing activities used $120,395 mainly from purchases of property and of $53,674, and purchases of intangible assets of $43,250, along with distributions to the 49% noncontrolling interest holders of ADGNY LLC of $23,070.

During the first three months of 2020 our financing activities used $953,974 compared to $2,009,934 for the same period in 2019. Financing activities for the first three months of 2020 included net payments on the line of credit of $955,174 as well as proceeds from the exercise of stock options of $1,200.

As of March 31, 2020, the Company's backlog of product and installation projects, excluding service contracts, was $12.5 million, consisting of $9.8 million of purchase orders received by us and $2.7 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

On April 6, 2020, the Company filed Post-Effective Amendment No. 1 to its Universal Shelf Registration that expired in December 2017 in order to deregister all unsold shares registered under the Company's Universal Shelf Registration filed in December 2014. Also on April 6, 2020, the Company filed a Universal Shelf Registration on Form S-3 to register up to $25 million of securities for potential sale in the event that the Company determines that it is advantageous to raise capital through the sale of equity in the Company. The Universal Shelf Registration filed April 6, 2020 was declared effective on April 23, 2020.

On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is guaranteed by the United States Small Business Administration. Interest on the loan balance is at the rate of 1% per year, and repayment of the loan balance is deferred until November 17, 2020, at which time the balance is payable in 18 monthly installments of $104,948 with the final payment due April 17, 2022 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan. The Company intends to use the loan proceeds for payroll, rent, and utilities during the two months following April 17, 2020, and to then apply for forgiveness of the loan balance as permitted under the CARES Act and the Promissory Note.

In light of the coronavirus pandemic, we concluded that without the PPP loan the Company may not have immediate access to sufficient capital to maintain ongoing operations without furloughing employees and significantly disrupting the business. The need for the PPP loan became apparent due to a number of factors including revenue losses from a large sale return resulting from a customer's loss of funding, concern regarding potential reduction in new sales and a potential slow down in collections from customers, as well as difficulty meeting our fixed charge covenant ratio under our line of credit with Webster Bank. In addition, raising capital through equity sales in capital markets is not attractive at the current time due to a significant decline in our stock price since March 2020.

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

Significant New Accounting Standards or Updates Not Yet Effective
Except for the updates to the Company's lease accounting policy for the adoption of ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”), the Company's critical accounting policies have remained consistent as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.
See Note 1, Description of Business and Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

TECOGEN INC.

Seasonality

We expect that the majority of our heating systems sold will be operational for the winter and the majority of our chilling systems sold will be operational for the summer. Our cogeneration sales are not generally affected by seasonality. Our service team does experience higher demand in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September.

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
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses. The Company is taking steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
The Company has been in the process of implementing a new computer system to remediate its material weaknesses with respect to the small number of individuals dealing with general controls over information technology. Management had the system partially implemented as of year end 2019 and continues to work on its implementation.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company has initiated legal action and anticipates initiating legal action against certain customers regarding payment of amounts due pursuant to agreements to purchase equipment from the Company, and pursuant to certain energy purchase agreements with customers of the Company. The amount due under one purchase agreement with a customer may be material to the Company's financial statements, and the Company has indicated to the customer that the Company may be willing to retake possession of the equipment in exchange for a restocking fee in an amount to be agreed.
Except as set forth above, as of the date of this filing the Company is currently not a party to any legal or administrative proceedings material to the Company's financial statements and is not aware of any pending or threatened legal or administrative proceeding that is material to the Company's financial statements.

TECOGEN INC.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our financial condition and results of operations may be materially adversely affected by the recent 2019 novel Coronavirus (COVID-19) outbreak.The outbreak of the 2019 novel coronavirus that was first detected in Wuhan, China in December 2019 has developed into a global pandemic that could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our manufacturing and other facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, the coronavirus has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn and may result in a global recession that could affect demand for our products or our ability to obtain financing for our business or projects. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our results of operations. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by numerous states within the United States, and the possible impact on the U.S. or global economy. Significant portions of our business are deemed “essential services” under various state shelter-in-place orders, and we have been able to maintain critical manufacturing and service operations. There can be no assurances, however, that we will be able to maintain these operations at full or limited capacity as conditions change.The safety of our employees is our primary concern. We operate an essential service which means we must take every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. As part of our pandemic response plan, our sales, engineering, and select administrative functions are being operated remotely while our manufacturing team continues to function. We have expanded our cleaning services for our manufacturing facility and have established protocols for sanitation upon entering or exiting the building. Our service centers continue to operate normally as part of our essential services designation. Out of an abundance of caution, we closed our Waltham facility and ceased operations for approximately one week in April 2020 for the purpose of disinfecting the facility after learning that an individual from our cleaning company tested positive for COVID-19 ten days after his last visit to our facility. We reopened the Waltham facility within a week and resumed normal operations. Our service operations will continue to function normally throughout this period.

On April 17, 2020, we were granted a loan under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) through Webster Bank. The loan is guaranteed by the United States Small Business Administration (“SBA”) and, subject to certain limitations, provided that employees are maintained on the payroll for eight weeks and the loan is used for payroll, rent, or utilities, the loan may be forgiven by the SBA. There can be no assurance that the Paycheck Protection Program Loan will ultimately be forgiven.

Due to the impact of the coronavirus pandemic on our customers, including the closure of certain customers' facilities and difficulties that customers may have in maintaining their business and operations during the pandemic, the Company anticipates that collections from certain existing customers may be deferred or more difficult to collect, and that there may be delays in the implementation of current projects and the completion of sales of the Company's products and services.

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

4.4	Description of Registrant's securities Incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K, as filed with the SEC on March 12, 2020.
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

10.59	Post Effective Amendment No. 1 to Registrant's Universal Shelf Registration on Form S-3 (Incorporated by reference to Form S-3 filed with the SEC on April 6, 2020).
10.60	Registrant's Universal Shelf Registration on Form S-3 (Incorporated by reference to Form S-3 filed with the SEC on April 6, 2020).
10.61*	Loan Documentation for Paycheck Protection Program Loan through Webster Bank dated April 17, 2020.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on May 14, 2020.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bonnie J. Brown
Chief Accounting Officer, Treasurer and Secretary
(Principal Accounting Officer)