Form 10-Q
period 2020-06-30
TECOGEN INC.
filed 2020-08-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36103
TECOGEN INC. (OTCQX:TGEN)
(Exact name of Registrant as Specified in its Charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts 02451
(Address of Principal Executive Offices and Zip Code)
(781) 466-6402
(Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, August 10, 2020
Common Stock, $0.001 par value	24,850,261

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,859,922	$877,676
Accounts receivable, net	8,163,461	14,569,397
Unbilled revenue	4,883,779	5,421,811
Inventory, net	7,296,097	6,405,229
Prepaid and other current assets	641,415	635,034
Total current assets	23,844,674	27,909,147
Property, plant and equipment, net	3,167,604	3,465,948
Right of use assets	1,908,084	2,173,951
Intangible assets, net	1,475,794	1,593,781
Goodwill	5,281,867	5,281,867
Other assets	195,430	691,941
TOTAL ASSETS	$35,873,453	$41,116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$—	$2,402,384
Note payable, current portion	208,939	—
Accounts payable	4,074,180	5,271,756
Accrued expenses	2,896,530	2,599,366
Deferred revenue	1,103,067	2,635,619
Lease obligations, current	523,784	536,443
Total current liabilities	8,806,500	13,445,568
Long-term liabilities:
Deferred revenue, net of current portion	128,304	145,464
Note payable, net of current portion	1,665,261	—
Lease obligations, long-term	1,384,299	1,637,508
Unfavorable contract liability, net	2,315,140	2,534,818
Total liabilities	14,299,504	17,763,358

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,849,261 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	24,850	24,849
Additional paid-in capital	56,704,412	56,622,285
Accumulated deficit	(35,235,389)	(33,379,114)
Total Tecogen Inc. stockholders’ equity	21,493,873	23,268,020
Noncontrolling interest	80,076	85,257
Total stockholders’ equity	21,573,949	23,353,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,873,453	$41,116,635
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
Revenues
Products	$3,342,794	$2,445,448
Services	3,815,923	4,843,649
Energy production	276,341	578,299
Total revenues	7,435,058	7,867,396
Cost of sales
Products	2,037,786	1,546,752
Services	2,285,405	2,530,175
Energy production	205,876	364,554
Total cost of sales	4,529,067	4,441,481
Gross profit	2,905,991	3,425,915
Operating expenses
General and administrative	2,637,479	2,683,252
Selling	602,383	704,700
Research and development	166,027	372,545
Total operating expenses	3,405,889	3,760,497
Loss from operations	(499,898)	(334,582)
Other income (expense)
Interest income	238	66
Interest expense	(56,253)	(17,005)
Unrealized gain (loss) on investment securities	(78,723)	19,681
Total other income (expense), net	(134,738)	2,742
Loss before provision for state income taxes	(634,636)	(331,840)
Provision for state income taxes	13,171	15,955
Consolidated net loss	(647,807)	(347,795)
Income attributable to the noncontrolling interest	(6,081)	(9,334)
Net loss attributable to Tecogen Inc.	$(653,888)	$(357,129)

Net loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	24,850,261	24,826,311

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Revenues
Products	$6,093,273	$5,469,974
Services	8,277,294	8,754,945
Energy production	1,027,191	1,819,108
Total revenues	15,397,758	16,044,027
Cost of sales
Products	3,705,250	3,490,214
Services	5,304,070	5,004,708
Energy production	690,280	1,164,431
Total cost of sales	9,699,600	9,659,353
Gross profit	5,698,158	6,384,674
Operating expenses
General and administrative	5,326,941	5,338,663
Selling	1,458,170	1,397,954
Research and development	530,363	717,627
Gain on sale of assets	—	(1,081,049)
Goodwill impairment	—	3,693,198
Total operating expenses	7,315,474	10,066,393
Loss from operations	(1,617,316)	(3,681,719)
Other income (expense)
Interest income	11,965	598
Interest expense	(116,238)	(45,031)
Unrealized loss on investment securities	(98,404)	(19,680)
Total other expense, net	(202,677)	(64,113)
Loss before provision for state income taxes	(1,819,993)	(3,745,832)
Provision for state income taxes	18,393	7,786
Consolidated net loss	(1,838,386)	(3,753,618)
(Income) loss attributable to the noncontrolling interest	(17,889)	116,412
Net loss attributable to Tecogen Inc.	$(1,856,275)	(3,637,206)

Net loss per share - basic and diluted	$(0.07)	$(0.15)
Weighted average shares outstanding - basic and diluted	24,850,256	24,822,555

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(unaudited)

	Tecogen Inc. Stockholders
Three months ended June 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2020	24,850,261	$24,850	$56,665,319	$(34,581,501)	$73,995	$22,182,663
Stock issuance costs	—	—	(401)	—	—	(401)
Stock based compensation expense	—	—	39,494	—	—	39,494
Net income (loss)	—	—	—	(653,888)	6,081	(647,807)
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949

	Tecogen Inc. Stockholders
Six months ended June 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Exercise of stock options	1,000	1	1,199	—	—	1,200
Stock issuance costs	—	—	(802)	—	—	(802)
Stock based compensation expense	—	—	81,730	—	—	81,730
Distributions to non-controlling interest	—	—	—	—	(23,070)	(23,070)
Net income (loss)	—	—	—	(1,856,275)	17,889	(1,838,386)
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949

	Tecogen Inc. Stockholders
Three months ended June 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at March 31, 2019	24,834,746	$24,835	$56,477,342	$(31,950,172)	$129,370	$24,681,375
Exercise of stock options	6,060	6	8,750	—	—	8,756
Stock issuance costs	—	—	(400)	—	—	(400)
Distributions to non-controlling interest	—	—	—	—	(27,413)	(27,413)
Stock based compensation expense	—	—	39,898	—	—	39,898
Net income (loss)	—	—	—	(357,129)	9,334	(347,795)
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421

	Tecogen Inc. Stockholders
Six months ended June 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	16,060	16	20,740	—	—	20,756
Stock issuance costs	—	—	(1,011)	—	—	(1,011)
Distributions to non-controlling interest	—	—	—	—	(27,413)	(27,413)
Stock based compensation expense	—	—	77,933	—	—	77,933
Net loss	—	—	—	(3,637,206)	(116,412)	(3,753,618)
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,838,386)	$(3,753,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization, net	193,637	267,232
Stock-based compensation	81,730	77,933
Goodwill impairment	—	3,693,198
Gain on sale of assets	—	(1,081,049)
Provision for losses on accounts receivable	—	29,849
Abandonment of intangible assets	179,944	—
Non-cash interest expense	50,775	12,087
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	6,405,936	2,517,901
Unbilled revenue	538,032	(936,106)
Inventory	(890,868)	(695,835)
Due from related party	—	9,405
Prepaid expenses and other current assets	(6,382)	(15,282)
Other non-current assets	532,293	40,003
Increase (decrease) in:
Accounts payable	(1,197,576)	(918,484)
Accrued expenses and other current liabilities	284,506	(380,351)
Deferred revenue	(1,671,239)	(966,776)
Net cash provided by (used in) operating activities	2,662,402	(2,099,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,674)	(52,444)
Proceeds from sale of assets	—	5,000,000
Purchases of intangible assets	(123,254)	(22,738)
Disposal of intangible assets	—	—
Unrealized loss on investment securities	98,403	19,680
Payment of stock issuance costs	(802)	(1,011)
Distributions to noncontrolling interest	(23,070)	(27,413)
Net cash provided by (used in) investing activities	(102,397)	4,916,074
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net	(2,453,159)	(2,021,519)
Proceeds from note payable	1,874,200	—
Proceeds from the exercise of stock options	1,200	20,756
Net cash used in financing activities	(577,759)	(2,000,763)
Change in cash and cash equivalents	1,982,246	815,418
Cash and cash equivalents, beginning of the period	877,676	272,552
Cash and cash equivalents, end of the period	$2,859,922	$1,087,970

Supplemental disclosures of cash flows information:
Cash paid for interest	$36,326	$23,551
Cash paid for taxes	$5,222	$28,524

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., ("Tecogen," "Company,", "we," "our," or "us", designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products including natural gas engine driven combined heat and power, air conditioning systems, and water heaters for residential, commercial, recreational and industrial use.  We provide cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint. Tecogen products are expected to run on Renewable Natural Gas (RNG) as it is introduced into the US gas pipeline infrastructure.

Tecogen’s cogeneration systems (also known as combined heat and power or “CHP”) are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility while recovering the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building.  All of our products are standardized, modular, CHP products that reduce energy costs, carbon emissions, and dependence on the electric grid.  Tecogen’s products allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available via inverter-based black-start capability.  Because our CHP systems also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating.

The majority of the Company’s customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc. in a stock-for-stock merger whereupon American DG Energy became a wholly-owned subsidiary of the Company.
The Company voluntarily delisted its shares of common stock from Nasdaq effective June 19, 2020, and, since that date, the Company's shares of common stock have been quoted on the OTC Markets Group Inc.’s OTCQX Best Market. The Company’s shares continue to be quoted under the ticker symbol “TGEN.”
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries American DG Energy Inc., TTcogen LLC, and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51% interest. Investments in partnerships and companies in which the Company does not have a controlling financial interest but wher1e we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. The Company has elected to exclude from revenue any value added sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which the Company historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.

Disaggregated Revenue

In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

The following table further disaggregates our revenue by major source by segment for the three and six months ended June 30, 2020 and 2019.

Three Months Ended	June 30, 2020
	Products and Services	Energy Production	Total
Products	$3,342,794	$—	$3,342,794
Installation services	1,360,703	—	1,360,703
Maintenance services	2,455,220	—	2,455,220
Energy production	—	276,341	276,341
Total revenue	$7,158,717	$276,341	$7,435,058

Six Months Ended	June 30, 2020
	Products and Services	Energy Production	Total
Products	$6,093,273	$—	$6,093,273
Installation services	3,356,126	—	3,356,126
Maintenance services	4,921,168	—	4,921,168
Energy production	—	1,027,191	1,027,191
Total revenue	$14,370,567	$1,027,191	$15,397,758

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended	June 30, 2019
	Products and Services	Energy Production	Total
Products	$2,445,448	$—	$2,445,448
Installation services	2,291,027	—	2,291,027
Maintenance services	2,552,622	—	2,552,622
Energy production	—	578,299	578,299
Total revenue	$7,289,097	$578,299	$7,867,396

Six Months Ended	June 30, 2019
	Products and Services	Energy Production	Total
Products	$5,469,974	$—	$5,469,974
Installation services	3,846,891	—	3,846,891
Maintenance services	4,908,054	—	4,908,054
Energy production		1,819,108	1,819,108
Total revenue	$14,224,919	$1,819,108	$16,044,027

Product and Services Segment

Products. We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point a customer takes ownership of the product. Payment terms on product sales are generally 30 days from date of initial shipment.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Revenue recognized during the quarter ended June 30, 2020 that was included in unbilled revenue at the beginning of the period was approximately $2.3 million. Approximately $2.9 million was billed in this period that had been recognized as revenue in previous periods.

Revenue recognized during the quarter ended June 30, 2020 that was included in deferred revenue at the beginning of the period was approximately $3.1 million.

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

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.8 million. The Company expects to recognize revenue of approximately 99% of the remaining performance

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

obligations over the next 24 months, 98% recognized in the first 12 months and 1% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Loss Per Common Share
Basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss attributable to stockholders	$(653,888)	$(357,129)	$(1,856,275)	$(3,637,206)
Weighted average shares outstanding - Basic and diluted	24,850,261	24,826,311	24,850,256	24,822,555
Basic loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.15)
Anti-dilutive shares underlying stock options outstanding	1,270,666	1,159,293	1,269,662	1,135,792

Note 4. Property, Plant and Equipment

Property, plant and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2020	December 31, 2019
Energy systems	1 - 15 years	$4,372,638	$4,372,638
Machinery and equipment	5 - 7 years	1,502,930	1,462,208
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,792	450,792
		6,712,923	6,672,201
Less - accumulated depreciation and amortization		(3,545,319)	(3,206,253)
		$3,167,604	$3,465,948
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2020 and 2019 was $176,357 and $352,017 and $164,356 and $506,218, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment for further discussion.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2020 and December 31, 2019 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2020			December 31, 2019
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(427,030)	$299,129	$726,159	$(399,906)	$326,253
Patents	880,416	(214,503)	665,913	1,017,108	(206,499)	810,609
Developed technology	240,000	(116,000)	124,000	240,000	(108,000)	132,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	354,858	(280,218)	74,640	274,858	(263,901)	10,957
TTcogen intangible assets	29,607	(8,327)	21,280	29,607	(6,477)	23,130
	$2,521,872	$(1,046,078)	$1,475,794	$2,578,564	$(984,783)	$1,593,781

Intangible liability
Unfavorable contract liability	$4,689,025	$(2,373,885)	$2,315,140	$4,689,025	$(2,154,207)	$2,534,818

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and six months ended June 30, 2020 and 2019 was $20,312 and $43,128 and $23,649 and $47,748, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and six months ended June 30, 2020 and 2019 was $95,364 and $203,361 and $113,442 and $286,734, respectively. During the first quarter of 2020, the Company abandoned certain patent applications amounting to a $179,944 abandonment charge for the period.

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

Year 1	$(252,944)
Year 2	(256,948)
Year 3	(174,197)
Year 4	(130,416)
Year 5	(84,362)

Note 6. Sale of Energy Producing Assets and Goodwill Impairment

During the first quarter of 2019, the Company recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million, which resulted in a combined gain on sale of assets of $1,081,049 included in the June 30, 2019 accompanying statement of operations.

In connection with the sales, the Company entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

the Company has guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually, with the Company making up any shortfall. To the extent actual results are in excess of the minimum threshold, the Company is entitled to forty percent of such excess under the agreements. As of June 30, 2020, the Company had a $42,489 receivable relating to this arrangement due to timing of payments from customers.
The foregoing agreements also contain provisions whereby the Company has agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. If the Company is required to make whole the purchaser under such provisions, the Company would be entitled to seek recovery from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination.
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
Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2020 and 2019 was $196,103 and $386,138 and $192,674 and $372,371, respectively.
Supplemental information related to leases for the six months ended June 30, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$323,769
Weighted-average remaining lease term - operating leases	3.6 years
Weighted-average discount rate - operating leases	6%

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease commitments under non-cancelable operating leases as of June 30, 2020 were as follows:

Operating Leases
Q3 through Q4 2020	$326,032
2021	576,698
2022	559,115
2023	566,863
2024	134,700
Total lease payments	2,163,408
Less: imputed interest	255,325
Total	$1,908,083

Note 8. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of June 30, 2020.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2020 was 1,993,458.
Stock option activity for the six months ended June 30, 2020 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,352,874	$0.79-$10.33	$3.57	5.30 years	$95,381
Granted	—
Exercised	(1,000)	$1.20	$1.20
Canceled and forfeited	(87,278)	$1.20-$4.50	$1.80
Outstanding, June 30, 2020	1,264,596	$0.79-$10.33	$3.69	5.02 years	$—
Exercisable, June 30, 2020	976,929		$3.71		$—
Vested and expected to vest, June 30, 2020	1,221,446		$3.70		$—
Consolidated stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was $39,494 and $39,898, and $81,730 and $77,933, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.

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

The following table presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2020 by level within the fair value hierarchy.

June 30, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$118,084	$—	$118,084	$—
Total recurring fair value measurements	$118,084	$—	$118,084	$—

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded the Company classifies it as Level 2.

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

Fair value at December 31, 2019	$216,487
Unrealized loss included in net income for the six months ended June 30, 2020	(98,403)
Fair value at June 30, 2020	$118,084

Note 10. Note Payable and Revolving Line of Credit, Bank

On May 4, 2018 ("Closing Date"), the Company, and its wholly owned subsidiaries, American DG Energy Inc. and TTcogen LLC (collectively, the "Borrowers"), entered into a Credit Agreement with Webster Business Credit Corporation (the "Lender") that matures in May 2021 and provides Borrowers a line of credit of up to $10 million on a revolving and secured basis, with availability based on certain accounts receivables, raw materials, and finished goods.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Borrower's option, either (1) One Month LIBOR, plus 3.00%, or (2) Lender’s Base Rate, plus 1.5%. Lender’s Base Rate is defined as the highest of (a) the Federal Funds rate plus 0.5%, (b) Lender’s Prime Rate as adjusted by Lender from time to time, and (c) One Month LIBOR, plus 2.75%.

On May 11, 2020 the Company and Webster Business Credit Corporation ("Webster") agreed to terminate the Credit Agreement dated May 4, 2018 by and between Webster and the Company and its wholly owned subsidiaries, together with related agreements, including a Revolving Note, Security Agreement, Blocked Account Agreement, and Master Letter of Credit Agreement. Tecogen paid an early termination fee in the amount of $25,000 in connection with the termination of the Credit Agreement, and continues to use depository and cash management services provided by Webster Bank. The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and were being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. Upon termination of the Credit Agreement, the unamortized balance of debt issuance cost of $37,861 was expensed in the accompanying Condensed Consolidated Statement of Operations.

On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

“CARES Act”). The loan is guaranteed by the United States Small Business Administration. Interest on the loan balance is at the rate of 1% per year, and as a result of the enactment of the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), repayment of the loan balance could be deferred until May 2021, at which time the balance would be payable in 18 monthly installments of $106,011 with the final payment due in October 2022 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan.

In June 2020, the PPP Flexibility Act postponed the commencement of repayment obligations for Cares Act loans to the date on which the amount of forgiveness as determined under the Cares Act is remitted to the lender, but not later than 10 months after the last day of the applicable Covered Period (the period during which costs eligible for forgiveness may be paid or accrued). The Company has used more than 80% of the loan proceeds for payroll, rent, and utilities (which are expected to be costs eligible for loan forgiveness under the CARES Act and the Promissory Note) during the eight week Covered Period following the disbursement of the loan. The Company intends to apply a 24 week Covered Period as permitted under the PPP Flexibility Act in order to maximize the amount forgivable under the loan, and to submit a loan forgiveness application before the end of October 2020. To the extent that there is a loan balance after the application of permissible forgiveness, the Company intends to seek to extend the loan maturity for the remaining balance to the maximum maturity of five years as permitted under the Cares Act as amended by the PPP Flexibility Act.
Note 11. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at June 30, 2020 of $93,532 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
Note 12. Segments
As of June 30, 2020, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2020 and 2019:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended June 30, 2020

Revenue - external customers	$7,158,717	$276,341	$—	$7,435,058
Intersegment revenue	83,050	—	(83,050)	—
Total revenue	$7,241,767	$276,341	$(83,050)	$7,435,058
Gross profit	$2,835,526	$70,465	$—	$2,905,991
Identifiable assets	$20,343,337	$2,973,048	$12,557,068	$35,873,453

Three months ended June 30, 2019

Revenue - external customers	$7,289,097	$578,299	$—	$7,867,396
Intersegment revenue	83,649	—	(83,649)	—
Total revenue	$7,372,746	$578,299	$(83,649)	$7,867,396
Gross profit	$3,212,170	$213,745	$—	$3,425,915
Identifiable assets	$24,448,764	$3,551,619	$11,755,993	$39,756,376

Six months ended June 30, 2020

Revenue - external customers	$14,370,567	$1,027,191	$—	$15,397,758
Intersegment revenue	231,710	—	(231,710)	—
Total revenue	$14,602,277	$1,027,191	$(231,710)	$15,397,758
Gross profit	$5,361,247	$336,911	$—	$5,698,158
Identifiable assets	$20,343,337	$2,973,048	$12,557,068	$35,873,453

Six months ended June 30, 2019

Revenue - external customers	$14,224,919	$1,819,108	$—	$16,044,027
Intersegment revenue	357,161	—	(357,161)	—
Total revenue	$14,582,080	$1,819,108	$(357,161)	$16,044,027
Gross profit	$5,729,997	$654,677	$—	$6,384,674
Identifiable assets	$24,448,764	$3,551,619	$11,755,993	$39,756,376

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 13. Subsequent Events
The Company has evaluated subsequent events through the date of this filing and, except as described below, has determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

On June 9, 2020, the Company filed a Form 25 with the SEC to notify the SEC of the Company’s intention to voluntarily delist its shares from Nasdaq and deregister its shares under Section 12(b) of the Securities Exchange Act of 1934. The Company’s shares ceased to trade on Nasdaq on June 19, 2020, and transitioned to quotation on OTC Markets Group, Inc.'s OTCQX Best Market. In view of the delisting of the Company’s shares from Nasdaq, the Company filed with the SEC post-effective amendments to deregister unsold shares under the Company Form S-3 Registration Statement filed on April 6, 2020 and a previously filed Registration Statement on Form S-3 that had registered for resale shares held by certain shareholders. Such post-effective amendments became effective July 10, 2020.

On July 9, 2020 the Company adopted a Change in Control Severance Benefit Plan ("CIC Plan"), identified Messrs. Panora and Whiting as participants in the CIC Plan, and made certain performance stock option grants and target bonus plans for Messrs. Panora and Whiting, executive officers of the Company. On July 15, 2020 the Company identified Mr. Locke as a participant in the CIC Plan, and granted Mr. Locke performance stock options, and a target bonus plan.

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2019 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms the “Company,” “Tecogen,” “we,” “our,” and “us” as used herein refers collectively to Tecogen Inc. and its wholly owned subsidiaries, unless otherwise stated. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and you should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.

Covid-19 Update

During the second fiscal quarter of 2020, a novel strain of coronavirus (“COVID-19”) began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by U.S. Federal, state and local governments in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. The impact of the pandemic remains uncertain and will depend on the growth in the number of infections, fatalities, the duration of the pandemic, steps taken to combat the pandemic, and the development and availability of effective treatments.

Significant portions of our business are deemed “essential services” under various state shelter-in-place orders, and we have been able to maintain critical manufacturing and service operations. We have made every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus, and as part of our pandemic response plan, during a relatively short period in April our sales, engineering, and select administrative functions were operated remotely while our manufacturing team continued to function at our manufacturing facility. Our service centers continued to operate due to our essential services designation, however from time to time our service personnel have been unable to perform maintenance services for customers that temporarily ceased or reduced operations at facilities served by our equipment, and certain customers closed their operations, reducing the amount of energy produced and sold to customers during these periods. During the pandemic we have also experienced slower payments from certain customers. These business interruptions resulted in reductions in service and installation revenue, energy production revenue, and margins in the affected portions of our business.

On April 17, 2020, we obtsained a loan in the amount of $1,874,200 under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) through Webster Bank. The loan is guaranteed by the United States Small Business Administration (“SBA”) and, subject to certain limitations, to the extent that the loan is used for payroll, rent, or utilities during the applicable Covered Period following the disbursement of the loan, the loan may be forgiven by the SBA. See Note 10. Note Payable and Revolving Line of Credit, Bank. There can be no assurance that the Paycheck Protection Program loan ultimately will be forgiven.

TECOGEN INC.

Overview

Tecogen designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products including natural gas engine driven combined heat and power, air conditioning systems, and water heaters for residential, commercial, recreational and industrial use.  We provide cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint. Tecogen products are expected to run on Renewable Natural Gas (RNG) as it is introduced into the US gas pipeline infrastructure.

Tecogen’s cogeneration systems (also known as combined heat and power or “CHP”) are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility while recovering the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building.  All of our products are standardized, modular, CHP products that reduce energy costs, carbon emissions, and dependence on the electric grid.  Tecogen’s products allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available via inverter-based black-start capability.  Because our CHP systems also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating.

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

TECOGEN INC.

Results of Operations

Second Quarter of 2020 Compared to Second Quarter of 2019

Revenues

Total revenues in the second quarter of 2020 were $7,435,058 compared to $7,867,396 for the same period in 2019, a decrease of $432,338 or 5.5%. This decrease is due to the decline in both service and energy revenue during the second quarter of 2020 compared to the same period in 2019.

Segment 1 - Products and Services

Product revenues in the second quarter of 2020 were $3,342,794 compared to $2,445,448 for the same period in 2019, an increase of $897,346 or 36.7%. This increase included an increase in cogeneration sales of $1,694,262 and a decrease in chiller sales of $796,916, year over year. Such variations in product mix are not unusual and are expected. Service revenues in the second quarter of 2020 were $3,815,923 compared to $4,843,649 for the same period in 2019, a decrease of $1,027,726 or 21.2%. This decrease in the second quarter is due mostly to a decrease in installation activity of $930,324 as well as a decrease of $97,402 in service contract revenues. Certain installation projects, particularly those in New York City were stopped, due to COVID-19, in the second quarter of 2020 accounting for the decrease in installation revenue. In addition, certain cogeneration sites, such as hotels and gyms for example, were shut down and therefore service revenue decreased.

Segment 2 - Energy Production

Energy production revenue earned by our American DG Energy sites, in the second quarter of 2020 was $276,341, compared to $578,299 for the same period in 2019, a decrease of $301,958 or 52.2%. This decrease is due to several sites being shut down during the COVID pandemic.

Cost of Sales

Cost of sales in the second quarter of 2020 was $4,529,067 compared to $4,441,481 for the same period in 2019, an increase of $87,586, or 2.0% due to the inefficiencies experienced due to COVID-19. Overall gross margin for the second quarter of 2020 was 39.1% compared to 43.5% for the same period in 2019.

Segment 1 - Products and Services

Cost of sales for products and services in the second quarter of 2020 was $4,323,191 compared to $4,076,927 for the same period in 2019, an increase of $246,264 or 6.0%. During the second quarter our overall gross margins for our product and services segment was 39.6% compared to 44.1% for the same period in 2019. Product margins for the second quarter of 2020 were 39.0% compared to 36.7% for the same period in 2019. Service margins for the second quarter of 2020 were 40.1% compared to 47.8% for the same period in 2019. This decrease is driven by a loss of certain efficiencies in service activities as a result of COVID-19.

Segment 2 - Energy Production

Cost of sales for energy production in the second quarter of 2020 was $205,876 compared to $364,554 for the same period in 2019, a decrease of $158,678 or 43.5% due to the decrease in revenue as discussed above. Gross margin for this segment was 25.5% for the second quarter of 2020 compared to 37.0% for the same period in 2019. Margin decrease is due to the effects of COVID-19 on the reduction of operational requirements of the cogeneration units since several sites had been closed down.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended June 30, 2020 were $2,637,479 compared to $2,683,252 for the same period in 2019, a decrease of $45,773 or 1.7%, due to management's effort to control overhead costs wherever possible.

TECOGEN INC.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the second quarter of 2020 were $602,383 compared to $704,700 for the same period in 2019, a decrease of $102,317 or 14.5% which tends to vary quarter to quarter depending on timing of certain selling activities and outside commissions on chiller and cogeneration sales.

Research and development (R&D) expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended June 30, 2020 were $166,027 compared to $372,545 for the same period in 2019, a decrease of $206,518 or 55.4%. R&D expenses decreased as certain projects slowed or stopped during the COVID-19 shut-downs.

Loss from Operations

Loss from operations for the second quarter of 2020 was $499,898 compared to a loss of $334,582 for the same period in 2019, an increase of $165,316 or 49.4%. The increased loss was a result of a decrease in gross profit for the second quarter of 2020 compared to the same period in 2019, as discussed above.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2020 was $134,738 compared to other income of $2,742 for the same period in 2019. Other income (expense) includes interest income of $238, interest expense of $56,253 for the second quarter of 2020, and an unrealized loss from equity securities of $78,723. For the same period in 2019, interest income was $66, unrealized gain on equity securities from market fluctuation of $19,681 and interest expense was $17,005. The increase in interest expense is due to the payoff of the Company's line of credit during the quarter and the write-off of the deferred financing balance in connection with that credit facility.

Provision for state income taxes

The provision for state income taxes in the second quarter of 2020 and 2019 was $13,171 and $15,955, respectively and represents estimated income tax payments to various states.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $6,081 and $9,334 for the three months ended June 30, 2020 and 2019, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Loss Attributable to Tecogen Inc.

Net loss attributable to Tecogen Inc. for the three months ended June 30, 2020 was $653,888 compared to $357,129 for the same period in 2019, an increase of $296,759 or 83.1%, year over year. The increase was a result of the decrease in gross profit for the second quarter of 2020 compared to the same period in 2019 as well as the additional other expenses incurred during the quarter, as discussed above.

TECOGEN INC.

First Six Months of 2020 Compared to First Six Months of 2019

Revenues

Total revenues for the first six months of 2020 were $15,397,758 compared to $16,044,027 for the same period in 2019, a decrease of $646,269 or 4.0% year over year.

Segment 1 - Products and Services

Product revenues in the first six months of 2020 were $6,093,273 compared to $5,469,974 for the same period in 2019, a decrease of $623,299 or 11.4%.This increase was a combination of an increase in cogeneration sales of $3,111,477 and a decrease in chiller sales of $2,488,178. Such variations in product mix from period to period are not unusual and expected. Furthermore, the first quarter of 2020 included a return of chiller products of approximately $655 thousand. These returned products are new and included in inventory as of June 30, 2020.

Service revenues in the first six months of 2020 were $8,277,294, compared to $8,754,945 for the same period in 2019, a decrease of $477,651 or 5.5%. This decrease in the first six months of 2020 is due to a decrease in installation activity of $490,765 and an increase of $13,114 in service contract revenues. Installation activities were halted in certain locations due to the mandatory construction project shut-downs as a result of COVID-19.

Segment 2 - Energy Production

Energy production revenues in the first six months of 2020 were $1,027,191, compared to $1,819,108 for the same period in 2019, a decrease of $791,917 or 43.5%. This decrease is due to the mandatory COVID-19 shut down of certain energy producing sites.

Cost of Sales

Cost of sales in the first six months of 2020 was $9,699,600 compared to $9,659,353 for the same period in 2019, a decrease of $40,247, or 0.4%.

Segment 1 - Products and Services

Cost of sales for products and services in the first six months of 2020 was $9,009,320 compared to $8,494,922 for the same period in 2019, an increase of $514,398 or 6.1%. During the first six months of 2020, our product and service gross margin was 37.3% compared to 40.3% for the same period in 2019, a 3.0% decrease due to interruptions in our ability to access and service certain sites as a result of COVID-19.

Segment 2 - Energy Production

Cost of sales for energy production in the first six months of 2020 was $690,280 compared to $1,164,431 for the same period in 2019. During first six months of 2020 and 2019, our gross margin for energy production declined to 32.8% from 36.0% due largely to the effects of COVID-19.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2020 were $5,326,941 compared to $5,338,663 for the same period in 2019, a decrease of $11,722 or 0.2%.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2020 were $1,458,170 compared to $1,397,954 for the same period in 2019, an increase of $60,216 or 4.3%. The increase is due to more commissionable sales during the period.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2020 were $530,363 compared to $717,627 for the same period in 2019, a decrease of $187,264 or 26.1%. R&D expenses were incurred due to the Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential

TECOGEN INC.

commercialization of the Company's Ultera emissions technology for certain non-stationary applications. Certain activities have been slowed due to the pandemic, particularly those requiring international travel.

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

Loss from Operations

Loss from operations for the six months ended June 30, 2020 was $1,617,316 compared to a loss of $3,681,719 for the same period in 2019, a reduction of loss of $2,064,403. The 2019 goodwill impairment, net of the gain on the sale of assets discussed above accounts for the difference from the six months ended June 30, 2020 compared to the same period in 2019.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2020 was $202,677 compared to $64,113 for the same period in 2019, an increase of $138,564 or 216%. Other income (expense) includes interest income of $11,965, interest expense of $116,238, and unrealized loss on investment securities of $98,404. For the same period in 2019, interest income was $598, interest expense was $45,031, and unrealized loss on investment securities was $19,680.

Provision for state income taxes

The provision for state income taxes for the six months ended June 30, 2020 and 2019 was $18,393 and $7,786, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

Income attributable to the noncontrolling interest was $17,889 for the six months ended June 30, 2020 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2019, loss attributable to noncontrolling interest was $116,412 due to goodwill impairment recorded in the same period in 2019.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the six months ended June 30, 2020 was $1,856,275 compared to $3,637,206 for the same period in 2019, an improvement of $1,780,931. The 2019 goodwill impairment of $3,693,198 and gain on sale of assets of $1,081,049 accounts for the significant difference from the six months ended June 30, 2020 compared to the same period in 2019.

Liquidity and Capital Resources

Consolidated working capital at June 30, 2020 was $15,038,174 compared to $14,463,579 at December 31, 2019, an increase of $574,595. Included in working capital were cash and cash equivalents of $2,859,922 at June 30, 2020, compared to $877,676 at December 31, 2019, an increase of $1,982,246. The increase in working capital was the result of a reduction in accounts receivable and unbilled revenue offset by the payoff of our line of credit during the quarter.

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 was $2,662,402 compared to $2,099,893 for the same period in 2019. . During the six months ended June 30, 2020, we had a net loss of $1,838,386 compared to a net loss of $3,753,618 in the comparable period in 2019.

TECOGEN INC.

Our accounts receivable and unbilled revenue balances decreased to $8,163,461 and $4,883,779, respectively, at June 30, 2020 compared to $14,569,397 and $5,421,811 at December 31, 2019, providing $6,405,936 and $538,032 of cash due to timing of billing, shipments, and collections. We had four large product sales during the period with customers who paid early or within terms, accounting for much of the accounts receivable decrease. In addition, inventory increased by $890,868, using $352,836 of cash from operations.

Accounts payable decreased by $1,197,576 to $4,074,180 as of June 30, 2020 from $5,271,756 at December 31, 2019. Deferred revenue decreased as of June 30, 2020 compared to December 31, 2019, using $1,671,239 of cash from operations. Approximately $1.2 million of this decrease was due to a large project that was completed and shipped during the quarter. The Company expects accounts payable and deferred revenue to fluctuate with routine changes in operations.

During the first six months of 2020 our investing activities used $102,397 mainly from purchases of property and of $53,674, and purchases of intangible assets of $123,254, along with distributions to the 49% noncontrolling interest holders of ADGNY LLC of $23,070.

Cash Flows from Financing Activities

During the first six months of 2020 our financing activities used $577,759 compared to $2,000,763 for the same period in 2019. Financing activities for the first six months of 2020 included net payments on the line of credit of $2,453,159 as well as proceeds from the PPP loan of $1,874,200 and the exercise of stock options of $1,200.

Backlog

As of June 30, 2020, the Company's backlog of product and installation projects, excluding service contracts, was $13.3 million, consisting of $7.1 million of purchase orders received by us and $6.2 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Paycheck Protection Program Loan

On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is guaranteed by the United States Small Business Administration. Interest on the loan balance is at the rate of 1% per year, and commencement of monthly repayments of the loan balance could be deferred until as late as May 2021, at which time the balance is payable in 18 monthly installments of $106,011 with the final payment due in October 2022 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan. The Company is using the loan proceeds for payroll, rent, and utilities and will apply for forgiveness of the loan balance as permitted under the CARES Act and the Promissory Note. See Note 10. Note Payable and Revolving Line of Credit, Bank.

Termination of Line of Credit

On May 11, 2020 the Company and Webster Business Credit Corporation ("Webster") agreed to terminate the Credit Agreement dated May 4, 2018 by and between Webster and the Company and its wholly owned subsidiaries, together with related agreements, including a Revolving Note, Security Agreement, Blocked Account Agreement, and Master Letter of Credit Agreement. Tecogen paid an early termination fee in the amount of $25,000 in connection with the termination of the Credit Agreement, and continues to use depository and cash management services provided by Webster Bank.

Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, will be sufficient to meet our working capital requirements for the next twelve months. As we continue to grow our business, we expect that our cash requirements will increase. As a result, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs for future growth.

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

TECOGEN INC.

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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, the Chief Executive Officer and Principal Financial Officer of the Company (the “Certifying Officer”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses. The Company is taking steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company is in the process of implementing a new computer system to remediate its material weaknesses with respect to the small number of individuals dealing with general controls over information technology. Management had the system partially implemented as of year-end 2019 and continues to work on its implementation.

Benjamin Locke was appointed as Principal Financial Officer and Treasurer of the Company effective June 5, 2020.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company has initiated legal action and anticipates initiating legal action against certain customers regarding payment of amounts due pursuant to agreements to purchase equipment from the Company, and pursuant to certain energy purchase agreements with customers of the Company. The Company has obtained settlements and/or judgments against several customers, has received settlement payments from certain customers, and is seeking to enforce judgments against others.
Except as set forth above, as of the date of this filing the Company is currently not a party to any legal or administrative proceedings material to the Company's financial statements and is not aware of any pending or threatened legal or administrative proceeding that is material to the Company's financial statements.

TECOGEN INC.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, as supllemented or amended. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Our financial condition and results of operations may be materially adversely affected by the recent 2019 novel Coronavirus (COVID-19) outbreak.

The outbreak of the 2019 novel coronavirus has developed into a global pandemic that could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our manufacturing and other facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, the coronavirus has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn and may result in a global recession that could affect demand for our products or our ability to obtain financing for our business or projects. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our results of operations. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by numerous states within the United States, and the possible impact on the U.S. or global economy. Significant portions of our business are deemed “essential services” under various state shelter-in-place orders, and we have been able to maintain critical manufacturing and service operations. There can be no assurances, however, that we will be able to maintain these operations at full or limited capacity as conditions change. We operate an essential service which means we must take every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. As part of our pandemic response plan, our sales, engineering, and select administrative functions may be operated remotely when necessary or appropriate while our manufacturing and service teams continues to function normally, subject to customer-initiated disruptions in service.

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

On April 17, 2020, we were granted a loan under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) through Webster Bank. The loan is guaranteed by the United States Small Business Administration (“SBA”) and, subject to certain limitations, to the extent the loan is used for payroll, rent, or utilities during the applicable Covered Period, the loan may be forgiven by the SBA. See Note 10. Note Payable and Revolving Line of Credit, Bank. There can be no assurance that the Paycheck Protection Program Loan will ultimately be forgiven.

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on August 13, 2020.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive & Financial Officer)