Form 10-Q
period 2020-09-30
TECOGEN INC.
filed 2020-11-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of each class	Outstanding, November 10, 2020
Common Stock, $0.001 par value	24,850,261

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,647,471	$877,676
Accounts receivable, net	8,885,455	14,569,397
Unbilled revenue	5,370,422	5,421,811
Inventory, net	7,142,799	6,405,229
Prepaid and other current assets	517,924	635,034
Total current assets	23,564,071	27,909,147
Property, plant and equipment, net	2,998,014	3,465,948
Right of use assets	1,763,795	2,173,951
Intangible assets, net	1,441,518	1,593,781
Goodwill	5,281,867	5,281,867
Other assets	198,500	691,941
TOTAL ASSETS	$35,247,765	$41,116,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit, bank	$—	$2,402,384
Note payable, current portion	209,618	—
Accounts payable	3,815,875	5,271,756
Accrued expenses	2,650,873	2,599,366
Deferred revenue	1,328,657	2,635,619
Lease obligations, current	519,318	536,443
Total current liabilities	8,524,341	13,445,568
Long-term liabilities:
Deferred revenue, net of current portion	125,556	145,464
Note payable, net of current portion	1,664,582	—
Lease obligations, long-term	1,344,682	1,637,508
Unfavorable contract liability, net	2,205,301	2,534,818
Total liabilities	13,864,462	17,763,358

Commitments and contingencies (Note 11)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,849,261 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	24,850	24,849
Additional paid-in capital	56,753,845	56,622,285
Accumulated deficit	(35,467,309)	(33,379,114)
Total Tecogen Inc. stockholders’ equity	21,311,386	23,268,020
Noncontrolling interest	71,917	85,257
Total stockholders’ equity	21,383,303	23,353,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,247,765	$41,116,635
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Revenues
Products	$2,659,635	$3,790,291
Services	4,171,377	4,248,584
Energy production	368,695	631,602
Total revenues	7,199,707	8,670,477
Cost of sales
Products	1,593,500	2,515,605
Services	2,621,855	3,029,702
Energy production	197,608	293,929
Total cost of sales	4,412,963	5,839,236
Gross profit	2,786,744	2,831,241
Operating expenses
General and administrative	2,318,789	2,333,887
Selling	563,857	669,720
Research and development	111,253	365,817
Total operating expenses	2,993,899	3,369,424
Loss from operations	(207,155)	(538,183)
Other income (expense)
Interest income	(12)	192
Interest expense	(4,845)	(18,516)
Unrealized gain (loss) on investment securities	—	—
Total other income (expense), net	(4,857)	(18,324)
Loss before provision for state income taxes	(212,012)	(556,507)
Provision for state income taxes	9,397	7,881
Consolidated net loss	(221,409)	(564,388)
Income attributable to the noncontrolling interest	(10,511)	(21,861)
Net loss attributable to Tecogen Inc.	$(231,920)	$(586,249)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	24,850,261	24,843,177

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenues
Products	$8,752,908	$9,260,265
Services	12,448,671	13,003,529
Energy production	1,395,886	2,450,710
Total revenues	22,597,465	24,714,504
Cost of sales
Products	5,298,750	6,005,819
Services	7,925,925	8,034,410
Energy production	887,888	1,458,360
Total cost of sales	14,112,563	15,498,589
Gross profit	8,484,902	9,215,915
Operating expenses
General and administrative	7,645,729	7,672,550
Selling	2,022,027	2,067,674
Research and development	641,616	1,083,444
Gain on sale of assets	—	(1,081,049)
Goodwill impairment	—	3,693,198
Total operating expenses	10,309,372	13,435,817
Loss from operations	(1,824,470)	(4,219,902)
Other income (expense)
Interest income	11,953	790
Interest expense	(121,084)	(63,547)
Unrealized loss on investment securities	(98,403)	(19,680)
Total other expense, net	(207,534)	(82,437)
Loss before provision for state income taxes	(2,032,004)	(4,302,339)
Provision for state income taxes	27,791	15,667
Consolidated net loss	(2,059,795)	(4,318,006)
(Income) loss attributable to the noncontrolling interest	(28,400)	94,551
Net loss attributable to Tecogen Inc.	$(2,088,195)	(4,223,455)

Net loss per share - basic and diluted	$(0.08)	$(0.17)
Weighted average shares outstanding - basic and diluted	24,850,257	24,838,367

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(unaudited)

	Tecogen Inc. Stockholders
Three months ended September 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949
Stock issuance costs	—	—	(1,149)	—	—	(1,149)
Stock based compensation expense	—	—	50,582	—	—	50,582
Distributions to non-controlling interest	—	—	—	—	(18,670)	(18,670)
Net income (loss)	—	—	—	(231,920)	10,511	(221,409)
Balance at September 30, 2020	24,850,261	$24,850	$56,753,845	$(35,467,309)	$71,917	$21,383,303

	Tecogen Inc. Stockholders
Nine months ended September 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Exercise of stock options	1,000	1	1,199	—	—	1,200
Stock issuance costs	—	—	(1,951)	—	—	(1,951)
Stock based compensation expense	—	—	132,312	—	—	132,312
Distributions to non-controlling interest	—	—	—	—	(41,740)	(41,740)
Net income (loss)	—	—	—	(2,088,195)	28,400	(2,059,795)
Balance at September 30, 2020	24,850,261	$24,850	$56,753,845	$(35,467,309)	$71,917	$21,383,303

	Tecogen Inc. Stockholders
Three months ended September 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at June 30, 2019	24,840,806	$24,841	$56,525,590	$(32,307,301)	$111,291	$24,354,421
Exercise of stock options	2,455	2	5,659	—	—	5,661
Distributions to non-controlling interest	—	—	—	—	(20,713)	(20,713)
Stock based compensation expense	—	—	42,671	—	—	42,671
Net income (loss)	—	—	—	(586,249)	21,861	(564,388)
Balance at September 30, 2019	24,843,261	$24,843	$56,573,920	$(32,893,550)	$112,439	$23,817,652

	Tecogen Inc. Stockholders
Nine months ended September 30, 2019	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2018	24,824,746	$24,825	$56,427,928	$(28,670,095)	$255,116	$28,037,774
Exercise of stock options	18,515	18	26,399	—	—	26,417
Stock issuance costs	—	—	(1,011)	—	—	(1,011)
Distributions to non-controlling interest	—	—	—	—	(48,126)	(48,126)
Stock based compensation expense	—	—	120,604	—	—	120,604
Net loss	—	—	—	(4,223,455)	(94,551)	(4,318,006)
Balance at September 30, 2019	24,843,261	$24,843	$56,573,920	$(32,893,550)	$112,439	$23,817,652

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,059,795)	$(4,318,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization, net	293,941	362,848
Stock-based compensation	132,312	120,604
Goodwill impairment	—	3,693,198
Gain on sale of assets	—	(1,081,049)
Provision for losses on accounts receivable	—	29,849
Unrealized loss on investment securities	98,403	19,680
Abandonment of intangible assets	179,944	—
Non-cash interest expense	51,190	36,252
Changes in operating assets and liabilities, net of effects of acquisitions
(Increase) decrease in:
Accounts receivable	5,683,941	1,097,220
Unbilled revenue	51,389	(763,604)
Inventory	(737,570)	(165,375)
Due from related party	—	9,405
Prepaid expenses and other current assets	117,109	(19,586)
Other non-current assets	692,484	(235,695)
Increase (decrease) in:
Accounts payable	(1,455,881)	(665,587)
Accrued expenses and other current liabilities	145,848	(203,262)
Deferred revenue	(1,619,696)	(1,142,575)
Net cash provided by (used in) operating activities	1,573,619	(3,225,683)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59,952)	(73,642)
Proceeds from sale of assets	—	5,000,000
Purchases of intangible assets	(123,252)	(64,656)
Unrealized loss on investment securities	—	—
Payment of stock issuance costs	(1,951)	(1,011)
Distributions to noncontrolling interest	(41,740)	(48,127)
Net cash provided by (used in) investing activities	(226,895)	4,812,564
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving line of credit, net	(2,452,329)	(1,105,111)
Proceeds from note payable	1,874,200	—
Proceeds from the exercise of stock options	1,200	26,418
Net cash used in financing activities	(576,929)	(1,078,693)
Change in cash and cash equivalents	769,795	508,188
Cash and cash equivalents, beginning of the period	877,676	272,552
Cash and cash equivalents, end of the period	$1,647,471	$780,740

Supplemental disclosures of cash flows information:
Cash paid for interest	$62,007	$24,729
Cash paid for taxes	$27,791	$29,205

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., ("Tecogen," "Company,", "we," "our," or "us"), designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products including natural gas engine driven combined heat and power, air conditioning systems, and water heaters for residential, commercial, recreational and industrial use.  We provide cost efficient, environmentally friendly and reliable products for distributed power generation that, through patented technology, nearly eliminate criteria pollutants and significantly reduce a customer’s carbon footprint. Tecogen products are expected to run on Renewable Natural Gas (RNG) as it is introduced into the US gas pipeline infrastructure.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and entities in which it has a controlling financial interest. Those entities include the Company's wholly-owned subsidiaries American DG Energy Inc., TTcogen LLC (liquidated and dissolved in August 2020), and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51% interest. Investments in partnerships and companies in which the Company does not have a controlling financial interest but where we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.

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

The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended	September 30, 2020
	Products and Services	Energy Production	Total
Products	$2,659,635	$—	$2,659,635
Installation services	1,559,473	—	1,559,473
Maintenance services	2,611,904	—	2,611,904
Energy production	—	368,695	368,695
Total revenue	$6,831,012	$368,695	$7,199,707

Nine Months Ended	September 30, 2020
	Products and Services	Energy Production	Total
Products	$8,752,908	$—	$8,752,908
Installation services	4,915,599	—	4,915,599
Maintenance services	7,533,072	—	7,533,072
Energy production	—	1,395,886	1,395,886
Total revenue	$21,201,579	$1,395,886	$22,597,465

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended	September 30, 2019
	Products and Services	Energy Production	Total
Products	$3,790,291	$—	$3,790,291
Installation services	1,794,649	—	1,794,649
Maintenance services	2,453,935	—	2,453,935
Energy production	—	631,602	631,602
Total revenue	$8,038,875	$631,602	$8,670,477

Nine Months Ended	September 30, 2019
	Products and Services	Energy Production	Total
Products	$9,260,265	$—	$9,260,265
Installation services	5,641,540	—	5,641,540
Maintenance services	7,361,989	—	7,361,989
Energy production		2,450,710	2,450,710
Total revenue	$22,263,794	$2,450,710	$24,714,504

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

Under complete turnkey installation service contracts, revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts is satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

satisfaction of the performance obligation based on an input method based on cost which we believe is the most faithful depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually determined milestones of progress have been achieved, with payment terms generally being 30 days.

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

Revenue recognized during the quarter ended September 30, 2020 that was included in unbilled revenue at the beginning of the period was approximately $2.2 million. Approximately $1.8 million was billed in this period that had been recognized as revenue in previous periods.

Revenue recognized during the quarter ended September 30, 2020 that was included in deferred revenue at the beginning of the period was approximately $2.6 million.

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

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $8.3 million. The Company expects to recognize revenue of approximately 99% of the

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

remaining performance obligations over the next 24 months, 98% recognized in the first 12 months and 1% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Loss Per Common Share
Basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss attributable to stockholders	$(231,920)	$(586,249)	$(2,088,195)	$(4,223,455)
Weighted average shares outstanding - Basic and diluted	24,850,261	24,843,177	24,850,257	24,838,367
Basic loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.17)
Anti-dilutive shares underlying stock options outstanding	2,536,664	85,272	2,555,097	188,272

Note 4. Property, Plant and Equipment

Property, plant and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2020	December 31, 2019
Energy systems	1 - 15 years	$4,372,638	$4,372,638
Machinery and equipment	5 - 7 years	1,509,208	1,462,208
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,792	450,792
		6,719,201	6,672,201
Less - accumulated depreciation and amortization		(3,721,187)	(3,206,253)
		$2,998,014	$3,465,948
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2020 and 2019 was $175,869 and $527,886 and $180,662 and $686,880, respectively.

In March 2019, the Company sold certain energy systems related assets and related energy production contracts. See Note 6. Sale of Energy Producing Assets and Goodwill Impairment for further discussion.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2020 and December 31, 2019 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2020			December 31, 2019
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(440,592)	$285,567	$726,159	$(399,906)	$326,253
Patents	880,416	(218,506)	661,910	1,017,108	(206,499)	810,609
Developed technology	240,000	(120,000)	120,000	240,000	(108,000)	132,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	354,858	(292,004)	62,854	274,858	(263,901)	10,957
TTcogen intangible assets	29,607	(9,252)	20,355	29,607	(6,477)	23,130
	$2,521,872	$(1,080,354)	$1,441,518	$2,578,564	$(984,783)	$1,593,781

Intangible liability
Unfavorable contract liability	$4,689,025	$(2,483,724)	$2,205,301	$4,689,025	$(2,154,207)	$2,534,818

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and nine months ended September 30, 2020 and 2019 was $21,564 and $64,692 and $22,951 and $70,699, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three and nine months ended September 30, 2020 and 2019 was $98,053 and $301,414 and $107,998 and $394,731, respectively. During the first quarter of 2020, the Company abandoned certain patent applications amounting to a $179,944 abandonment charge for the period.

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

Year 1	$(160,086)
Year 2	(197,999)
Year 3	(154,182)
Year 4	(117,947)
Year 5	(64,340)

Note 6. Sale of Energy Producing Assets and Goodwill Impairment

During the first quarter of 2019, the Company recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million, which resulted in a combined gain on sale of assets of $1,081,049 included in the September 30, 2019 accompanying statement of operations.

In connection with the sales, the Company entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

the Company has guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually, with the Company making up any shortfall. To the extent actual results are in excess of the minimum threshold, the Company is entitled to forty percent of such excess under the agreements. As of September 30, 2020, the Company had a $40,425 receivable relating to this arrangement due to timing of payments from customers.
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
Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2020 and 2019 was $179,042 and $565,180 and $196,476 and $568,847, respectively.
Supplemental information related to leases for the nine months ended September 30, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$486,907
Weighted-average remaining lease term - operating leases	3.5 years
Weighted-average discount rate - operating leases	6%

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease commitments under non-cancelable operating leases as of September 30, 2020 were as follows:

Operating Leases
Q4 2020	$163,287
2021	594,312
2022	576,793
2023	585,309
2024	153,502
Total lease payments	2,106,940
Less: imputed interest	242,940
Total	$1,864,000

Note 8. Stock-Based Compensation

Stock-Based Compensation
The Company adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of September 30, 2020.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2020 was 602,350.
Stock option activity for the nine months ended September 30, 2020 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,352,874	$0.79-$10.33	$3.57	5.30 years	$95,381
Granted	1,440,000	$0.71-$0.78	$0.72
Exercised	(1,000)	$1.20	$1.20
Canceled and forfeited	(136,170)	$1.20-$4.50	$2.41
Outstanding, September 30, 2020	2,655,704	$0.71-$10.33	$2.09	7.48 years	$278,921
Exercisable, September 30, 2020	969,287		$3.73		$3,181
Vested and expected to vest, September 30, 2020	2,402,741		$2.18		$274,740
Consolidated stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was $50,482 and $42,671, and $132,312 and $120,604, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.

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

The following table presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy.

September 30, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$118,084	$—	$118,084	$—
Total recurring fair value measurements	$118,084	$—	$118,084	$—

The Company utilizes a Level 2 category fair value measurement to value its investment in EuroSite Power as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded, the Company classifies it as Level 2.

The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the period:

Fair value at December 31, 2019	$216,487
Unrealized loss included in net income for the nine months ended September 30, 2020	(98,403)
Fair value at September 30, 2020	$118,084

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

On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

“CARES Act”) administered by the United States Small Business Administration (the "SBA"). The loan is guaranteed by the SBA. Interest on the loan balance is at the rate of 1% per year, and as a result of the enactment of the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), repayment of the loan balance could be deferred until August 2021, at which time the balance would be payable in 18 monthly installments of $106,356 with the final payment due in January 2023 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan. The PPP loan may be prepaid at any time without penalty. The loan agreement and promissory note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our common stock while the PPP Loan remains outstanding. The loan agreement and promissory note also defines events of default to include, among other things, payment defaults, breaches of provisions of the loan agreement or the promissory note and cross-defaults on other loans, if applicable.

In June 2020, the PPP Flexibility Act postponed the commencement of repayment obligations for Cares Act loans to the date on which the amount of forgiveness as determined under the Cares Act is remitted to the lender, but not later than 10 months after the last day of the applicable Covered Period (the period during which costs eligible for forgiveness may be paid or accrued). The Company has used 100% of the loan proceeds for payroll, rent, and utilities (which are costs expected to be eligible for loan forgiveness under the CARES Act and the Promissory Note) during the 24 week Covered Period following the disbursement of the loan as permitted under the PPP Flexibility Act in order to maximize the amount forgivable under the loan. Whether our application for forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. On November 10, 2020, we submitted a loan forgiveness application to Webster seeking forgiveness for the full amount of the PPP loan. To the extent that there is a loan balance after the application of permissible forgiveness, the Company will seek to extend the loan maturity for the remaining balance to the maximum maturity of five years as permitted under the Cares Act as amended by the PPP Flexibility Act.
Note 11. Commitments and Contingencies
The Company guarantees certain obligations of a former subsidiary of American DG Energy, EuroSite Power Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at September 30, 2020 of $78,560 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, the Company does not believe there to be any amounts probable of payment by the Company under any of the guarantees and has estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.
Note 12. Segments
As of September 30, 2020, the Company was organized into two operating segments through which senior management evaluates the Company’s business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent the Company’s reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2020 and 2019:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended September 30, 2020

Revenue - external customers	$6,831,012	$368,695	$—	$7,199,707
Intersegment revenue	77,514	—	(77,514)	—
Total revenue	$6,908,526	$368,695	$(77,514)	$7,199,707
Gross profit	$2,615,657	$171,087	$—	$2,786,744
Identifiable assets	$21,031,221	$2,877,859	$11,338,685	$35,247,765

Three months ended September 30, 2019

Revenue - external customers	$8,038,875	$631,602	$—	$8,670,477
Intersegment revenue	113,008	—	(113,008)	—
Total revenue	$8,151,883	$631,602	$(113,008)	$8,670,477
Gross profit	$2,493,568	$337,673	$—	$2,831,241
Identifiable assets	$25,166,483	$3,375,306	$11,412,533	$39,954,322

Nine months ended September 30, 2020

Revenue - external customers	$21,201,579	$1,395,886	$—	$22,597,465
Intersegment revenue	309,224	—	(309,224)	—
Total revenue	$21,510,803	$1,395,886	$(309,224)	$22,597,465
Gross profit	$7,976,904	$507,998	$—	$8,484,902
Identifiable assets	$21,031,221	$2,877,859	$11,338,685	$35,247,765

Nine months ended September 30, 2019

Revenue - external customers	$22,263,794	$2,450,710	$—	$24,714,504
Intersegment revenue	470,169	—	(470,169)	—
Total revenue	$22,733,963	$2,450,710	$(470,169)	$24,714,504
Gross profit	$8,223,565	$992,350	$—	$9,215,915
Identifiable assets	$25,166,483	$3,375,306	$11,412,533	$39,954,322

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 13. Subsequent Events
The Company has evaluated subsequent events through the date of this filing and, except as described below, has determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On November 10, 2020, we submitted a loan forgiveness application to Webster Bank seeking forgiveness for the full amount of the PPP loan.

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2019 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms the “Company,” “Tecogen,” “we,” “our,” and “us” as used herein refers collectively to Tecogen Inc. and its wholly owned subsidiaries, unless otherwise stated. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and you should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.

COVID-19 Update

During the first fiscal quarter of 2020, a novel strain of coronavirus (“COVID-19”) began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by U.S. Federal, state and local governments in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. The impact of the pandemic remains uncertain and will depend on the growth in the number of infections, fatalities, the duration of the pandemic, steps taken to combat the pandemic, and the development and availability of effective treatments.

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

On April 17, 2020, we obtained a loan in the amount of $1,874,200 under the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) through Webster Bank. The loan is guaranteed by the United States Small Business Administration (“SBA”) and, subject to certain limitations, to the extent that the loan is used for payroll, rent, or utilities during the applicable Covered Period following the disbursement of the loan, the loan may be forgiven by the SBA. See Note 10. Note Payable and Revolving Line of Credit, Bank. There can be no assurance that the Paycheck Protection Program loan ultimately will be forgiven.

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

Tecogen’s cogeneration systems (also known as combined heat and power or “CHP”) are efficient because they drive electric generators or compressors, which reduce the amount of electricity purchased from the utility while recovering the engine’s waste heat for water heating, space heating, and/or air conditioning at the customer’s building.  All of our products are standardized modular CHP products that reduce energy costs, carbon emissions, and dependence on the electric grid.  Tecogen’s products allow customers to produce power on-site in parallel with the electric grid or stand alone when no utility grid is available via inverter-based black-start capability.  Because our CHP systems also produce clean, usable heat energy, they provide economic advantages to customers who can benefit from the use of hot water, chilled water, air conditioning and heating.

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

TECOGEN INC.

Results of Operations

Third Quarter of 2020 Compared to Third Quarter of 2019

Revenues

Total revenues in the third quarter of 2020 were $7,199,707 compared to $8,670,477 for the same period in 2019, a decrease of $1,470,770 or 17.0%. This decrease is due to the decline in products, service and energy revenue during the third quarter of 2020 compared to the same period in 2019.

Segment 1 - Products and Services

Product revenues in the third quarter of 2020 were $2,659,635 compared to $3,790,291 for the same period in 2019, a decrease of $1,130,656 or 29.8%. This decrease is due primarily to a decrease in chiller sales of $1,365,028, partially offset by an increase in cogeneration sales of $234,372, year over year. Such variations in product mix are not unusual and are expected and to some degree attributable to the impact of COVID-19. Service revenues in the third quarter of 2020 were $4,171,377 compared to $4,248,584 for the same period in 2019, a decrease of $77,207 or 1.8%. This decrease in the third quarter is due mostly to a decrease in installation activity of $235,176, partially offset by an increase of $157,969 in service contract revenues. Certain installation projects, particularly those in New York City were stopped due to COVID-19 in the third quarter of 2020 accounting for the decrease in installation revenue. In addition, certain cogeneration sites such as hotels and gyms for example, were shut down and therefore service revenue decreased.

Segment 2 - Energy Production

Energy production revenue earned by our American DG Energy sites, in the third quarter of 2020 was $368,695, compared to $631,602 for the same period in 2019, a decrease of $262,907 or 41.6%. This decrease is due to several sites being shut down during the COVID-19 pandemic.

Cost of Sales

Cost of sales in the third quarter of 2020 was $4,412,963 compared to $5,839,236 for the same period in 2019, a decrease of $1,426,273, or 24.4% due lower revenues which are primarily due to COVID-19. Overall gross margin percent for the third quarter of 2020 was 38.7% compared to 32.7% for the same period in 2019.

Segment 1 - Products and Services

Cost of sales for products and services in the third quarter of 2020 was $4,215,355 compared to $5,545,307 for the same period in 2019, a decrease of $1,329,952 or 24.0%. During the third quarter our overall gross margin percent for our product and services segment was 38.3% compared to 31.0% for the same period in 2019. Product margins for the third quarter of 2020 were 40.1% compared to 33.6% for the same period in 2019, due to improved manufacturing efficiencies. Service margins for the third quarter of 2020 were 37.1% compared to 28.7% for the same period in 2019. This increase in gross margin percent is mainly due to certain efficiencies in service activities.

Segment 2 - Energy Production

Cost of sales for energy production in the third quarter of 2020 was $197,608 compared to $293,929 for the same period in 2019, a decrease of $96,321 or 32.8% due to the decrease in revenue as discussed above. The gross margin percent for this segment was 46.5% for the third quarter of 2020 compared to 53.5% for the same period in 2019. The margin decrease is due to the effects of COVID-19 on the reduction of operational hours of the cogeneration units since several sites were idled or closed down.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the quarter ended September 30, 2020 were $2,318,789 compared to $2,333,887 for the same period in 2019, a decrease of $15,098 or 0.6%, due to management's effort to control overhead costs wherever possible.

TECOGEN INC.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the third quarter of 2020 were $563,857 compared to $669,720 for the same period in 2019, a decrease of $105,863 or 15.8% which tends to vary quarter to quarter depending on timing of certain selling activities and outside commissions on chiller and cogeneration sales and reduced travel expenses.

Research and development (R&D) expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses in the quarter ended September 30, 2020 were $111,253 compared to $365,817 for the same period in 2019, a decrease of $254,564 or 69.6%. R&D expenses decreased as certain projects slowed or stopped as a consequence of the COVID-19 shut-downs.

Loss from Operations

Loss from operations for the third quarter of 2020 was $207,155 compared to a loss of $538,183 for the same period in 2019, a decrease in the loss from operations of $331,028 or (61.5)%. The decreased loss was primarily due to a decrease in selling, general and administrative expenses, partially offset by a decrease in gross profit for the third quarter of 2020 compared to the same period in 2019, as discussed above.

Other Income (Expense), net

Other expense, net for the three months ended September 30, 2020 was $4,857 compared to other expense of $18,324 for the same period in 2019. Other income (expense) includes interest income of $12 and interest expense of $4,845 for the third quarter of 2020. For the comparable period in 2019, interest income was $192 and interest expense was $18,516. The decrease in interest expense is due to the termination of the Company's line of credit facility on May 11, 2020, partially offset by interest expense incurred under the Company's unsecured Paycheck Protection Program loan during the third quarter of 2020.

Provision for state income taxes

The provision for state income taxes in the third quarter of 2020 and 2019 was $9,397 and $7,881, respectively and represents estimated income tax payments to various states.

Noncontrolling Interest

The income attributable to the noncontrolling interest was $10,511 and $21,861 for the three months ended September 30, 2020 and 2019, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC.

Net Loss Attributable to Tecogen Inc.

Net loss attributable to Tecogen Inc. for the three months ended September 30, 2020 was $231,920 compared to $586,249 for the same period in 2019, a decrease in net loss of $354,329 or (60.4)%, year over year. The decreased loss was primarily due to a decrease in selling, general and administrative expenses, partially offset by a decrease in gross profit for the third quarter of 2020 compared to the same period in 2019.

TECOGEN INC.

First Nine Months of 2020 Compared to First Nine Months of 2019

Revenues

Total revenues for the first nine months of 2020 were $22,597,465 compared to $24,714,504 for the same period in 2019, a decrease of $2,117,039 or 8.6%, year over year.

Segment 1 - Products and Services

Product revenues in the first nine months of 2020 were $8,752,908 compared to $9,260,265 for the same period in 2019, a decrease of $507,357 or 5.5%.This decrease was primarily due to a decrease in chiller sales of $3,853,206, partially offset by an increase of $3,345,849 in cogeneration sales. Sales of our cogeneration products increased in the nine months ended September 30, 2020 due to increased unit volume. Such variations in product mix from period to period are not unusual and expected. Furthermore, during the first quarter of 2020, we accepted the return of chiller products which reduced revenues by approximately $655 thousand. These returned products are new and included in inventory as of September 30, 2020.

Service revenues in the first nine months of 2020 were $12,448,671, compared to $13,003,529 for the same period in 2019, a decrease of $554,858 or 4.3%. This decrease in the first nine months of 2020 is due to a decrease in installation activity of $725,941, partially offset by an increase of $171,083 in service contract revenues. Certain installation activities were halted in certain locations due to the mandatory construction project shut-downs as a result of COVID-19.

Segment 2 - Energy Production

Energy production revenues in the first nine months of 2020 were $1,395,886, compared to $2,450,710 for the same period in 2019, a decrease of $1,054,824 or 43.0%. This decrease is primarily due to the mandatory COVID-19 shut down of certain energy producing sites.

Cost of Sales

Cost of sales in the first nine months of 2020 was $14,112,563 compared to $15,498,589 for the same period in 2019, a decrease of $1,386,026, or 8.9%.

Segment 1 - Products and Services

Cost of sales for products and services in the first nine months of 2020 was $13,224,675 compared to $14,040,229 for the same period in 2019, a decrease of $815,554 or 5.8%. During the first nine months of 2020, our product and service gross margin percent was 37.6% compared to 36.9% for the same period in 2019, a 0.7% increase, due to improved manufacturing and service efficiencies.

Segment 2 - Energy Production

Cost of sales for energy production in the first nine months of 2020 was $887,888 compared to $1,458,360 for the same period in 2019, a decrease of $570,472 or 39.1%. During the first nine months of 2020 and 2019 our gross margin for energy production declined to 36.4% from 40.5% due largely to the effects of COVID-19.

Operating Expenses

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2020 were $7,645,729 compared to $7,672,550 for the same period in 2019, a decrease of $26,821 or 0.3%.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2020 were $2,022,027 compared to $2,067,674 for the same period in 2019, a decrease of $45,647 or 2.2%. The decrease is due to fewer commissionable sales during the 2020 period and reduced travel expenses.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2020 were $641,616 compared to $1,083,444 for the same period in 2019, a decrease of $441,828 or 40.8%. R&D expenses were incurred due to the

TECOGEN INC.

Company's continued efforts in connection with the Tecofrost and projects relating to industrial refrigeration and potential commercialization of the Company's Ultera emissions technology. Certain activities have been slowed due to the pandemic, particularly those requiring international travel.

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

Loss from Operations

Loss from operations for the nine months ended September 30, 2020 was $1,824,470 compared to a loss of $4,219,902 for the same period in 2019, a reduction in loss from operations of $2,395,432. The decrease in the loss from operations in the nine months ended September 30, 2020 is primarily due to the 2019 goodwill impairment of $3,693,198, net of the gain on the sale of assets of $1,081,049 discussed above and to a lesser extent, a decrease in selling, general and administrative expenses of $514,550. These reductions were partially offset by a $731,013 decrease in gross margin, which is due to lower revenues recognized in 2020.

Other Income (Expense), net

Other expense, net for the nine months ended September 30, 2020 was $207,534 compared to $82,437 for the same period in 2019, an increase of $125,097 or 152%. Other income (expense) includes interest income of $11,953, interest expense of $121,084, and unrealized loss on investment securities of $98,403. For the same period in 2019, interest income was $790, interest expense was $63,547, and unrealized loss on investment securities was $19,680.

Provision for state income taxes

The provision for state income taxes for the nine months ended September 30, 2020 and 2019 was $27,791 and $15,667, respectively and represents estimated income tax payments net of refunds to various states.

Noncontrolling Interest

Income attributable to the noncontrolling interest was $28,400 for the nine months ended September 30, 2020 which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, ADGNY, LLC. For the same period in 2019, loss attributable to noncontrolling interest was $94,551 due to goodwill impairment recorded in the same period in 2019.

Net Loss Attributable to Tecogen Inc

Net loss attributable to Tecogen for the nine months ended September 30, 2020 was $2,088,195 compared to $4,223,455 for the same period in 2019, an improvement of $2,135,260. The decrease in the loss attributable to the Company in the nine months ended September 30, 2020, is primarily due to the 2019 goodwill impairment of $3,693,198 and gain on sale of assets of $1,081,049, and to a lesser extent, a decrease in selling, general and administrative expenses of $514,296.
These reductions were partially offset by a $731,013 decrease in gross margin, which is due to lower revenues recognized in 2020.

Liquidity and Capital Resources

Consolidated working capital at September 30, 2020 was $15,039,730 compared to $14,463,579 at December 31, 2019, an increase of $576,151. Included in working capital were cash and cash equivalents of $1,647,471 at September 30, 2020, compared to $877,676 at December 31, 2019, an increase of $769,795. The increase in working capital was the result of a reduction in accounts receivable and unbilled revenue offset by the payoff of our line of credit during the quarter.

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 was $1,573,619 compared to $3,225,683 for the same period in 2019. During the nine months ended September 30, 2020, we had a net loss of $2,088,195 compared to a net loss of $4,223,455 in the comparable period in 2019.

Our accounts receivable and unbilled revenue balances decreased to $8,885,455 and $5,370,422, respectively, at September 30, 2020 compared to $14,569,397 and $5,421,811 at December 31, 2019, providing $5,683,941 and $51,389 of cash due to timing of billing, shipments, and collections. We had four large product sales during the period with customers who paid early or within terms, accounting for much of the accounts receivable decrease. In addition, inventory increased by $737,570, using $686,181 of cash from operations.

Accounts payable decreased by $1,455,881 to $3,815,875 as of September 30, 2020 from $5,271,756 at December 31, 2019. Deferred revenue decreased as of September 30, 2020 compared to December 31, 2019, using $1,619,696 of cash from operations. Approximately $1.2 million of this decrease was due to a large project that was completed and shipped during the second quarter of 2020. The Company expects accounts payable and deferred revenue to fluctuate with routine changes in operations.

During the first nine months of 2020 our investing activities used $226,895 mainly from purchases of property and of $59,952, and purchases of intangible assets of $123,252, along with distributions to the 49% noncontrolling interest holders of ADGNY LLC of $41,740.

Cash Flows from Financing Activities

During the first nine months of 2020 our financing activities used $576,929 compared to $1,078,693 for the same period in 2019. Financing activities for the first nine months of 2020 included net payments on the line of credit of $2,452,329 as well as proceeds from the PPP loan of $1,874,200 and the exercise of stock options of $1,200.

Backlog

As of September 30, 2020, the Company's backlog of product and installation projects, excluding service contracts, was $10.7 million, consisting of $8.1 million of purchase orders received by us and $2.5 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Paycheck Protection Program Loan

On April 17, 2020, the Company obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan is guaranteed by the United States Small Business Administration. Interest on the loan balance is at the rate of 1% per year, and commencement of monthly repayments of the loan balance could be deferred until as late as August 2021, at which time the balance is payable in 18 monthly installments of $106,356 with the final payment due in January 2023 if not forgiven in accordance with the Cares Act and the terms of the Promissory Note executed by the Company in connection with the loan. The Company used the loan proceeds for payroll, rent, and utilities and will apply for forgiveness of the full loan balance as permitted under the CARES Act, the PPP Flexibility Act, and the Promissory Note. See Note 10. Note Payable and Revolving Line of Credit, Bank.

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
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses. The Company is taking steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
There were no changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company is in the process of implementing a new computer system to remediate its material weaknesses with respect to the small number of individuals dealing with general controls over information technology. Management had the system substantially implemented as of September 30, 2020 and continues to work on its implementation.

TECOGEN INC.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, as supplemented or amended. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

TECOGEN INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________

*	Filed herewith

**	Furnished herewith

+	Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on November 12, 2020.

TECOGEN INC.
(Registrant)

By:	/s/ Benjamin M. Locke
Chief Executive Officer
(Principal Executive & Financial Officer)