Form 10-Q
period 2021-03-31
TECOGEN INC.
filed 2021-05-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

(781) 466-6402
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Emerging Growth company ☐
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 3, 2021, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,705,941	$1,490,219
Accounts receivable, net	8,032,521	8,671,163
Unbilled revenue	4,144,435	4,267,249
Inventory, net	6,841,942	7,168,596
Prepaid and other current assets	579,836	597,144
Total current assets	23,304,675	22,194,371
Long-term assets:
Property, plant and equipment, net	2,139,390	2,283,846
Right of use assets	2,208,807	1,632,574
Intangible assets, net	1,305,703	1,360,319
Goodwill	2,406,156	2,406,156
Other assets	235,479	196,387
TOTAL ASSETS	$31,600,210	$30,073,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$837,861
Accounts payable	3,383,490	4,183,105
Accrued expenses	2,133,038	1,993,471
Deferred revenue	1,095,352	1,294,157
Lease obligations, current	583,531	506,514
Total current liabilities	7,195,411	8,815,108
Long-term liabilities:
Note payable, net of current portion	1,874,269	1,036,339
Deferred revenue, net of current portion	216,197	115,329
Lease obligations, long-term	1,719,922	1,222,492
Unfavorable contract liability, net	1,527,665	1,617,051
Total liabilities	12,533,464	12,806,319

Commitments and contingencies (Note 12)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,850,261 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	24,850	24,850
Additional paid-in capital	56,853,513	56,814,428
Accumulated deficit	(37,762,914)	(39,529,621)
Total Tecogen Inc. stockholders’ equity	19,115,449	17,309,657
Non-controlling interest	(48,703)	(42,323)
Total stockholders’ equity	19,066,746	17,267,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,600,210	$30,073,653
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Products	$2,122,722	$3,051,760
Services	3,281,144	4,160,090
Energy production	653,295	750,850
Total revenues	6,057,161	7,962,700
Cost of sales
Products	1,174,287	1,802,883
Services	1,537,603	2,883,246
Energy production	394,063	484,404
Total cost of sales	3,105,953	5,170,533
Gross profit	2,951,208	2,792,167
Operating expenses
General and administrative	2,453,853	2,689,461
Selling	510,203	855,788
Research and development	126,150	364,336
Total operating expenses	3,090,206	3,909,585
Loss from operations	(138,998)	(1,117,418)
Other income (expense)
Interest and other income (expense), net	(1,203)	11,727
Interest expense	(4,640)	(59,985)
Gain on extinguishment of debt	1,887,859	—
Gain on sale of investment securities	6,046	—
Unrealized gain (loss) on investment securities	37,497	(19,681)
Total other income (expense), net	1,925,559	(67,939)
Income (loss) before provision for state income taxes	1,786,561	(1,185,357)
Provision for state income taxes	8,058	5,222
Consolidated net income (loss)	1,778,503	(1,190,579)
(Income) loss attributable to non-controlling interest	(11,796)	(11,808)
Net income (loss) attributable to Tecogen Inc.	$1,766,707	$(1,202,387)

Net income (loss) per share - basic	$0.07	$(0.05)
Net income (loss) per share - diluted	$0.07	$(0.05)
Weighted average shares outstanding - basic	24,850,261	24,850,250
Weighted average shares outstanding - diluted	25,122,271	24,850,250

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2021 and 2020
(unaudited)

Three months ended March 31, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Stock based compensation expense	—	—	39,085	—	—	39,085
Distributions to non-controlling interest	—	—	—	—	(18,176)	(18,176)
Net income	—	—	—	1,766,707	11,796	1,778,503
Balance at March 31, 2021	24,850,261	$24,850	$56,853,513	$(37,762,914)	$(48,703)	$19,066,746

Three months ended March 31, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Exercise of stock options	1,000	1	1,199	—	—	1,200
Stock issuance costs	—	—	(401)	—	—	(401)
Distributions to non-controlling interest	—	—	—	—	(23,070)	(23,070)
Stock based compensation expense	—	—	42,236	—	—	42,236
Net loss	—	—	—	(1,202,387)	11,808	(1,190,579)
Balance at March 31, 2020	24,850,261	$24,850	$56,665,319	$(34,581,501)	$73,995	$22,182,663

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,778,503	$(1,190,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion and amortization, net	124,066	90,152
Gain on extinguishment of debt	(1,887,859)	—
Stock-based compensation	39,085	42,236
Gain on sale of investment securities	(6,046)	—
Unrealized (gain) loss on investment securities	(37,497)	19,681
Abandonment of intangible assets	7,400	179,944
Non-cash interest expense	—	9,750
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	638,643	2,462,957
Unbilled revenue	122,814	395,976
Inventory	326,655	(1,066,117)
Prepaid expenses and other current assets	17,307	80,242
Other assets	(583,419)	397,703
Increase (decrease) in:
Accounts payable	(799,615)	263,215
Accrued expenses and other current liabilities	153,225	(296,684)
Deferred revenue	(97,937)	(270,145)
Other liabilities	574,447	—
Net cash provided by operating activities	369,772	1,118,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,098)	(53,674)
Proceeds from the sale of investment securities	11,637	—
Purchases of intangible assets	(5,682)	(43,250)
Payment of stock issuance costs	—	(401)
Distributions to non-controlling interest	(18,176)	(23,070)
Net cash provided used in investing activities	(28,319)	(120,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,874,269	—
Proceeds (payments) on revolving line of credit, net	—	(955,174)
Proceeds from the exercise of stock options	—	1,200
Net cash provided by (used in) financing activities	1,874,269	(953,974)
Change in cash and cash equivalents	2,215,722	43,962
Cash and cash equivalents, beginning of the period	1,490,219	877,676
Cash and cash equivalents, end of the period	$3,705,941	$921,638

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$36,326
Cash paid for taxes	$8,058	$5,222

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., or we, our or us, produces commercial and industrial engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. We also install, own, operate and maintain complete energy systems and other complementary systems at customer sites and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates.
The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
Our common stock is quoted on OTC Markets Group, Inc.'s OTCQX Best Market tier and trades under the symbol "TGEN."
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
    The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2020.
    The accompanying unaudited condensed consolidated financial statements include our accounts and the accounts of entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiaries American DG Energy Inc., Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, in which American DG Energy Inc. holds a 51% interest. Investments in partnerships and companies in which we do not have a controlling financial interest but where we have significant influence are accounted for under the equity method. Any intercompany transactions have been eliminated in consolidation.
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
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. We have elected to exclude from revenue any value add sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we historically recorded shipping and handling fees and value-added taxes. Incremental costs incurred by us to obtain a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue

In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2021 and 2020.

Three Months Ended	March 31, 2021
	Products and Services	Energy Production	Total
Products	$2,122,722	$—	$2,122,722
Installation services	517,696	—	517,696
Maintenance services	2,763,448	—	2,763,448
Energy production	—	653,295	653,295
Total revenue	$5,403,866	$653,295	$6,057,161

Three Months Ended	March 31, 2020
	Products and Services	Energy Production	Total
Products	$3,051,760	$—	$3,051,760
Installation services	1,694,142	—	1,694,142
Maintenance services	2,465,948	—	2,465,948
Energy production	—	750,850	750,850
Total revenue	$7,211,850	$750,850	$7,962,700

Product and Services Segment

Products. Our Product revenues include cogeneration systems that supply electricity and hot water, chillers that provide air-conditioning and hot water and engineered accessories, which consist of ancillary products and parts necessary to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Prior to January 1, 2021, engineered accessories had been reported in our financial statements under Installation Services. Engineered accessories revenue and cost of sales from prior periods have been reclassified to conform with the current year presentation.
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
Depending on the product and terms of the arrangement, we may defer the recognition of a portion of the transaction price received because we have to satisfy a future obligation (e.g., product start-up service). Amounts allocated to product start-

up services are recognized as revenue when the start-up service has been completed. We use an observable selling price to determine standalone selling prices where available and either a combination of an adjusted market assessment approach, an expected cost plus a margin approach, and/or a residual approach to determine the standalone selling prices for separate performance obligations as a basis for allocating contract consideration when an observable selling price is not available. Amounts received but not recognized pending completion of performance are recognized as contract liabilities and are recorded as deferred revenue along with deposits by customers.

Installation Services. We provide both complete turnkey installation services and what we refer to as light installation services. Complete turnkey installation services typically include all necessary engineering and design, labor, subcontract labor and service to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Light installation services typically include some engineering and design necessary for the customers’ installation of a cogeneration unit.
Under light installation contracts, revenue related to engineering and design services is recognized at the point where the customer can benefit from the service, generally as completed. Generally, billings under light installation contracts are made when shipped and/or completed, with payment terms generally being 30 days.
Under complete turnkey installation service contracts revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts is satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards satisfaction of the performance obligation based on an cost-based input method which we believe appropriately measures and is the most accurate depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually determined milestones of progress have been achieved, with payment terms generally being 30 days.
Maintenance Services. Maintenance services are provided under either long-term maintenance contracts or time and material maintenance contracts. Revenue under time and material maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed or when the periodic maintenance activities are completed where the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount we have the right to invoice the customer under the contract. Payment terms for maintenance services are generally 30 days.
Energy Production Segment

    Energy Production. Revenue from energy contracts is recognized when electricity, heat, hot and/or chilled water is produced by our owned on-site cogeneration systems. Each month we invoice the customer and recognize revenue for the various forms of energy delivered, based on actual meter readings which capture the quantity of the various forms of energy delivered in a given month, under a contractually defined formula which takes into account the current month's cost of energy from the local power utility.
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
    Revenue recognized during the quarter ended March 31, 2021 that was included in unbilled revenue at the beginning of the period was approximately $0.3 million. Approximately $0.4 million was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the quarter ended March 31, 2021 that was included in deferred revenue at the beginning of the period was approximately $0.4 million.

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term of greater than one year, excluding certain maintenance contracts and all energy production contracts where a direct measurement of the value to the customer is used as a method of measuring progress towards completion of our performance obligation. Exclusion of these remaining performance obligations is due in part to the inability to quantify values based on unknown future levels of delivery and in some cases rates used to invoice customers. Remaining performance obligations therefore consist of unsatisfied or partially satisfied performance obligations related to fixed price maintenance contracts and installation contracts.
As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.3 million. We expect to recognize revenue of approximately 90.9% of the remaining performance obligations over the next 24 months, 83.5% recognized in the first 12 months and 7.4% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income (loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) available to stockholders	$1,766,707	$(1,202,387)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,250
Effect of dilutive securities:
Stock options	272,010	—
Weighted average shares outstanding - Diluted	25,122,271	24,850,250

Basic income (loss) per share	$0.07	$(0.05)
Diluted income (loss) per share	$0.07	$(0.05)

Anti-dilutive shares underlying stock options outstanding	—	20,158

Note 4.	Inventories
Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$6,358,894	$6,227,591
Less: reserves	(381,000)	(381,000)
Raw materials, net	$5,977,894	$5,846,591
Work-in-process	414,201	329,702
Finished goods	449,847	992,303
Total inventories, net	$6,841,942	$7,168,596

Note 5. Property, Plant and Equipment

Property, plant and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2021	December 31, 2020
Energy systems	1 - 15 years	$3,378,327	$3,526,514
Machinery and equipment	5 - 7 years	1,464,123	1,448,024
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,792	450,792
		5,679,805	5,811,893
Less - accumulated depreciation and amortization		(3,540,415)	(3,528,047)
		$2,139,390	$2,283,846
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2021 and 2020 was $160,556 and $175,660, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2021 and December 31, 2020 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2021			December 31, 2020
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,160	$(491,950)	$234,210	$726,159	$(478,357)	$247,802
Patents	853,296	(244,810)	608,486	855,014	(220,764)	634,250
Developed technology	240,000	(128,000)	112,000	240,000	(124,000)	116,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	—	263,936	263,936	—	263,936
Favorable contract asset	384,465	(324,290)	60,175	384,465	(313,030)	71,435
	$2,494,753	$(1,189,050)	$1,305,703	$2,496,470	$(1,136,151)	$1,360,319

Intangible liability
Unfavorable contract liability	$2,534,818	$(1,007,153)	$1,527,665	$2,534,818	$(917,767)	$1,617,051

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2021 and 2020 was $42,890 and $22,816, respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the three months ended March 31, 2021 and 2020 was $79,053 and $107,998, respectively. During the three months ended March 31, 2021 and 2020, we abandoned certain patent applications amounting to $7,400 and $179,944, respectively, and recorded an abandonment charge in general and administrative expenses in each respective period

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years is estimated to be as follows:

Year 1	$(120,704)
Year 2	(106,386)
Year 3	(53,634)
Year 4	(21,374)
Year 5 and thereafter	53,239
Total	$(248,859)

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. As of March 31, 2021, we had a $2,752 payable relating to this arrangement due to timing of payments from customers.
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

Note 8.	Leases
    Our leases principally consist of operating leases related to our corporate office, field offices, and our research, manufacturing and storage facilities. Our lease terms do not include options to extend or terminate the lease provided and until we are reasonably certain that we will exercise that option.
    At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease agreements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). We account for each component separately based on the estimated standalone price of each component.

    Operating leases are included in Right-of-use assets, Lease obligations, current and Lease obligations, long term on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2021 and 2020 was $195,273 and $190,035, respectively.
    Supplemental information related to leases for the three months ended March 31, 2021 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$171,502
Weighted-average remaining lease term - operating leases	4.5 years
Weighted-average discount rate - operating leases	6%
    Future minimum lease commitments under non-cancellable operating leases as of March 31, 2021 were as follows:

Operating Leases
Year 1	$528,787
Year 2	696,635
Year 3	706,791
Year 4	276,342
Year 5	108,775
Thereafter	331,128
Total lease payments	2,648,458
Less: imputed interest	345,005
Total	$2,303,453

Note 9. Stock-Based Compensation

Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of March 31, 2021, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2021 was 1,007,312.

Stock option activity for the three months ended March 31, 2021 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,496,242	$0.71-$10.33	$1.94	7.37 years	$731,744
Granted	8,000	$1.75	$1.75
Exercised	—
Canceled and forfeited	(253,500)	$2.60	$2.60
Outstanding, March 31, 2021	2,250,742	$0.71-$10.33	$1.87	7.95 years	$1,435,158
Exercisable, March 31, 2021	591,908		$4.03		$23,258
Vested and expected to vest, March 31, 2021	2,001,917		$1.97		$1,223,373
Consolidated stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $39,085 and $42,236, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At March 31, 2021 the total compensation cost related to unvested stock option awards not yet recognized is $489,928 and this amount will be recognized over a weighted average period of 1.97 years.

Note 10. Fair Value Measurements
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
 Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. We have Level 2 financial assets and liabilities as provided below.
 Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We do not currently have any Level 3 financial assets or liabilities.

    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2021 and 2020 by level within the fair value hierarchy.

March 31, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Description
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$149,990	$—	$149,990	$—
Total recurring fair value measurements	$149,990	$—	$149,990	$—

March 31, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3
Description
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$196,806	$—	$196,806	$—
Total recurring fair value measurements	$196,806	$—	$196,806	$—

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the periods ended March 31, 2021 and 2020:

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gain included in net income for the three months ended March 31, 2021	37,497
Fair value at March 31, 2021	$149,990

Fair value at December 31, 2019	$216,487
Unrealized loss included in net income for the three months ended March 31, 2020	(19,681)
Fair value at March 31, 2020	$196,806
During the three months ended March 31, 2021, we received net proceeds of $11,637 from the sale of 93,187 shares of Eurosite Power, Inc. common stock, and recognized a realized gain of $6,046 which is included in the Consolidated Statement of Operations.

Note 11. Revolving Line of Credit and Note Payable
    On May 4, 2018 we entered into a Credit Agreement with Webster Business Credit Corporation ("Webster") that provided a line of credit of up to $10 million to us on a revolving and secured basis, with availability based on certain accounts receivables, raw materials, and finished goods.

    Borrowings under the Credit Agreement bore interest at a rate equal to, at our option, either (1) One Month LIBOR, plus 3.00%, or (2) Webster’s Base Rate, plus 1.5%. Webster’s Base Rate is defined as the highest of (a) the Federal Funds rate plus 0.5%, (b) Webster’s Prime Rate as adjusted by bank from time to time, and (c) One Month LIBOR, plus 2.75%.

    The Credit Agreement contained certain affirmative and negative covenants applicable to us, which included, among other things, restrictions on our ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets and (v) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial covenants including maintaining a fixed charge coverage ratio of not less than 1.10:1.00 and we may not make any financed capital expenditures in excess of $500,000 in the aggregate in any fiscal year.
    The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and were being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. For the three months ended March 31, 2020 we amortized $12,499 of the deferred debt issuance cost.
On May 11, 2020, we terminated our Credit Agreement with Webster, together with several related agreements including, a Revolving Note Security Agreement, Blocked Account Agreement, and Master Letter of Credit Agreement. We paid an early termination fee of $25,000 to terminate the Credit Agreement. As of May 11, 2020, the outstanding balance under the line of credit and accrued and unpaid interest was $0.
On April 17, 2020, we obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended ("CARES Act”) administered by the United States Small Business Administration ("SBA"). The loan was guaranteed by the SBA. Interest on the loan balance was at the rate of 1% per year, and as a result of the enactment of the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), repayment of the loan balance could be deferred until August 2021, at which time the balance would be payable in 18 monthly installments of $106,356 with the final payment due in January 2023 if not forgiven in accordance with the CARES Act and the terms of the Promissory Note executed by us in connection with the loan. The loan could be prepaid at any time without penalty. The loan agreement and promissory note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our common stock while the loan remains outstanding. The loan agreement and promissory note also defines events of default to include, among other things, payment defaults, breaches of provisions of the loan agreement or the promissory note and cross-defaults on other loans, if applicable.
On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income in the consolidated statements of operations for the three months ended March 31, 2021. The loan forgiveness is expected to be nontaxable for both state and federal purposes and has been treated accordingly.
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster Bank, N.A. in the amount of $1,874,269 pursuant to the CARES Act. The loan is guaranteed by the SBA. Interest on the loan balance is at the rate of 1% per year, and repayment of the loan balance is deferred until June 5, 2022. If not forgiven in accordance with the CARES Act, as amended, the loan is repayable in forty-four (44) monthly installments of $43,400 beginning July 5, 2022 with final payment due on February 5, 2026. The loan may be prepaid at any time without penalty. The loan agreement and promissory note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our common stock while the loan remains outstanding. The loan agreement and promissory note defines events of default to include, among other things, payment defaults, breaches of provisions of the loan agreement or the promissory note and cross-defaults on other loans, if applicable.
We anticipate that 100% of the loan proceeds will be used for covered expenses, payroll, rent, and utilities (which are costs expected to be eligible for loan forgiveness under the CARES Act and the Promissory Note) during the 24 week Covered Period following the disbursement of the loan as permitted under the PPP Flexibility Act in order to maximize the amount forgivable under the loan. There can be no assurance our application for forgiveness will be granted and in what amount. Such forgiveness is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.
Note 12. Commitments and Contingencies
    We guarantee certain obligations of a former subsidiary of American DG Energy, to EuroSite Power Inc, a former subsidiary of the Company. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at March 31, 2021 of approximately $42,846 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, we do not believe there to be any amounts probable of payment by us under any of the guarantees and have estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the accompanying financial statements.

Note 13. Segments
    As of March 31, 2021, we were organized into two operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three months ended March 31, 2021 and 2020:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended March 31, 2021

Revenue - external customers	$5,403,866	$653,295	$—	$6,057,161
Intersegment revenue	131,516	—	(131,516)	—
Total revenue	$5,535,382	$653,295	$(131,516)	$6,057,161
Gross profit	$2,691,976	$259,232	$—	$2,951,208
Identifiable assets	$26,997,887	$4,602,323	$—	$31,600,210

Three months ended March 31, 2020

Revenue - external customers	$7,211,850	$750,850	$—	$7,962,700
Intersegment revenue	148,660	—	(148,660)	—
Total revenue	$7,360,510	$750,850	$(148,660)	$7,962,700
Gross profit	$2,525,721	$266,446	$—	$2,792,167
Identifiable assets	$19,018,898	$3,244,076	$16,192,488	$38,455,462

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 14. Subsequent Events
    We have evaluated subsequent events through the date of this filing and determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2020 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.

Recent Developments

Paycheck Protection Program Loans

On April 17, 2020, we obtained an unsecured loan in the principal amount of $1,874,200 from Webster Bank, NA ("Webster") under the Paycheck Protection Program adopted pursuant to the Coronavirus Aid, Relief and Economic Recovery Act, as amended ("CARES Act"). The loan was forgivable if the proceeds were utilized by us for payroll, utilities, and rent expenses. On January 19, 2021 we received confirmation from Webster that the Paycheck Protection Program Loan in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full effective as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as debt extinguishment and is reported as a separate component of other income in the consolidated statements of earnings for the three months ended March 31, 2021.
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster in the amount of $1,874,269 in connection with the Paycheck Protection Program pursuant to the CARES Act. The loan is guaranteed by the United States Small Business Administration.

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
Significant portions of our business are deemed “essential services” under various state shelter-in-place orders, and we have been able to maintain critical manufacturing and service operations. We have made every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus, and as part of our pandemic response plan, during a relatively short period in April 2020 our sales, engineering, and select administrative functions were operated remotely while our manufacturing team continued to function at our manufacturing facility. Our service centers continued to

TECOGEN INC.
operate due to our essential services designation, however from time to time our service personnel have been unable to perform maintenance services for customers that temporarily ceased or reduced operations at facilities served by our equipment, and certain customers closed their operations, reducing the amount of energy produced and sold to customers during these periods. During the pandemic we have also experienced slower payments from certain customers. These business interruptions resulted in reductions in service and installation revenue, energy production revenue, and margins in the affected portions of our business.

Overview

Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been adapted to run on natural gas. In some cases, our customers may choose to have us engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because, in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide an opportunity for the facility to incorporate the engine’s waste heat into onsite processes, such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and MCHP (mechanical power plus heat).

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

TECOGEN INC.
Results of Operations

Three Months ended March 31, 2021 compared to the Three Months ended March 31, 2020

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	100.0%	100.0%
Cost of sales	51.3%	64.9%
Gross profit	48.7%	35.1%
Operating expenses
General and administrative	40.5%	33.8%
Selling	8.4%	10.7%
Research and development	2.1%	4.6%
Total operating expenses	51.0%	49.1%
Loss from operations	(2.3)%	(14.0)%
Total other income (expense), net	31.8%	(0.9)%
Consolidated net income (loss)	29.4%	(15.0)%
Income attributable to the noncontrolling interest	(0.2)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	29.2%	(15.1)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$46,645	$3,236,460	$(3,189,815)	(98.6)%
Chiller	1,457,293	(485,981)	1,943,274	399.9%
Engineered accessories	618,784	301,281	317,503	105.4%
Total product revenues	2,122,722	3,051,760	(929,038)	(30.4)%
Services
Maintenance services	2,763,448	2,465,948	297,500	12.1%
Installation services	517,696	1,694,142	(1,176,446)	(69.4)%
Total service revenues	3,281,144	4,160,090	(878,946)	(21.1)%
Products and services	5,403,866	7,211,850	(1,807,984)	(25.1)%
Energy production revenues	653,295	750,850	(97,555)	(13.0)%
Total revenues	$6,057,161	$7,962,700	$(1,905,539)	(23.9)%

    Total revenues for the three months ended March 31, 2021 were $6,057,161 compared to $7,962,700 for the same period in 2020, a decrease of $1,905,539 or 23.9% year over year.

TECOGEN INC.
    Products and Services

    Product revenues in the three months ended March 31, 2021 were $2,122,722 compared to $3,051,760 for the same period in 2020, a decrease of $929,038, or 30.4%.This decrease is due primarily to a decrease in cogeneration sales of $3,189,815 due to decreased unit volume, partially offset by an increase in chiller sales of $1,943,274 due to increased unit volume and increased sales of engineered accessories of $317,503. (Chiller sales in the first quarter of 2020 were negatively impacted by the return of chiller products of approximately $655,000.) Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment and were impacted by COVID-19 as energy and other construction projects were delayed due to the COVID-19 pandemic.
    Service revenues in the three months ended March 31, 2021 were $3,281,144, compared to $4,160,090 for the same period in 2020, a decrease of $878,946, or 21.1%. The decrease in the first three months of 2021 is due primarily to a decrease in installation revenues of $1,176,446, offset partially by an increase of $297,500 in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects. Certain installation projects, particularly those in New York City, continue to experience stoppages due to COVID-19 in the first quarter of 2021 accounting for the decrease in installation revenues.

    Energy Production

    Energy production revenues in the three months ended March 31, 2021 were $653,295, compared to $750,850 for the same period in 2020, a decrease of $97,555, or 13.0%. The decrease in energy production revenue is a consequence of certain energy production sites that have either closed permanently or have experienced temporary closures due to the impact of COVID-19. Several of our hotel, athletic and education customer's have experienced temporary closures and other sites have seen a change to remote work and learning environments, resulting in decreased energy production revenues. Energy production revenue at sites permanently closed due to COVID-19 represented 9.4% of energy production revenue during the three months ended March 31, 2020. For sites that have not permanently closed due to COVID-19, energy production revenues at these sites decreased 4.0% in the three months ended March 31, 2021 compared to the same period in 2020.

Cost of Sales

    Cost of sales in the three months ended March 31, 2021 was $3,105,953 compared to $5,170,533 for the same period in 2020, a decrease of $2,064,580, or 39.9%. The decrease in cost of sales is due to the reduction of Products and Energy Production revenues and their related cost of sales. During the three months ended March 31, 2021 our gross margin increased to 48.7% compared to 35.1% for the same period in 2020, a 13.6% percentage point increase. The increase in the gross margin percentage is due to less competition in the chiller market enabling us to achieve higher sales prices for our chiller products and an overall change in sales mix to increased higher margin service contract revenue.

    Products and Services

    Cost of sales for products and services in the three months ended March 31, 2021 was $2,711,890 compared to $4,686,129 for the same period in 2020, a decrease of $1,974,239, or 42.1%. During the first three months of 2021, our product and service gross margin was 49.8% compared to 35.0% for the same period in 2020, a 14.8% percentage point increase. The increase in services gross margin is due primarily to a shift in revenue mix to proportionately higher service maintenance revenues and lower installation activities in the three months ended March 31, 2021 compared to the same period in 2020.

    Energy Production

    Cost of sales for energy production in the three months ended March 31, 2021 was $394,063 compared to $484,404 for the same period in 2020, a decrease of $90,341, or 18.6%. During the first three months of 2021 our energy production gross margin increased to 39.7% compared to 35.5% for the same period in 2020, a 4.2% percentage point increase. The increase in the energy production gross margin is due to the reduced cost of natural gas and decreased therms used in the three months ended March 31, 2021 compared to the same period in 2020.

TECOGEN INC.

Operating Expenses

Operating expenses decreased $819,379, or 21.0%, to $3,090,206 in the three months ended March 31, 2021 compared to $3,909,585 in the same period in 2020.

	Three Months Ended
Operating Expenses	March 31, 2021	March 31, 2020	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,453,853	$2,689,461	$(235,608)	(8.8)%
Selling	510,203	855,788	(345,585)	(40.4)%
Research and development	126,150	364,336	(238,186)	(65.4)%
Total	$3,090,206	$3,909,585	$(819,379)	(21.0)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2021 were $2,453,853 compared to $2,689,461 for the same period in 2020, a decrease of $235,608 or 8.8%. General and administrative expenses decreased due to management's continued efforts to control overhead costs, resulting in decreased payroll and payroll related costs and lower legal fees due to a decrease in abandoned patent application write-downs which decreased to $7,400 in the three months ended March 31, 2021 compared to $179,944 in three months ended March 31, 2020.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2021 were $510,203 compared to $855,788 for the same period in 2020, a decrease of $345,585 or 40.4%. The decrease is due to lower sales commissions which decreased $251,923 due to lower product sales, decreased royalty expense which decreased $22,263 due to decreased InVerde cogeneration sales and decreased travel and related expenses which decreased $12,709 due to COVID-19 travel curtailment.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2021 were $126,150 compared to $364,336 for the same period in 2020, a decrease of $238,186 or 65.4%, as certain R&D projects were curtailed or stopped entirely as a consequence of COVID-19. There has been no change in our focus regarding research and development activities.

Loss from Operations

    Our loss from operations for the three months ended March 31, 2021 was $138,998 compared to a loss of $1,117,418 for the same period in 2020, a decrease of $978,420. The decrease in our loss from operations is due primarily to the $819,379 decrease in operating expenses and improved gross margins for both our Products and Services Segment and our Energy Production Segment.

Other Income (Expense), net

    Other income, net for the three months ended March 31, 2021 was $1,925,559 compared to other expense, net of $67,939 for the same period in 2020, an increase of $1,993,498. The increase in other income in the three months ended March 31, 2021 is due primarily to the gain on extinguishment of debt of $1,887,859 as a result of the Paycheck Protection Program Loan forgiveness, and to a lesser extent, a $55,345 decrease in interest expense and the unrealized gain on investment securities of $37,497. The reduction in interest expense is due to the May 2020 termination of our Credit Agreement with Webster Business Credit Corporation. See Note 11. "Revolving Line of Credit and Note Payable" to our Unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended March 31, 2021 and 2020 was $8,058 and $5,222, respectively and represents estimated income tax payments, net of refunds to various states.

TECOGEN INC.
Non-controlling Interest

    Income attributable to the non-controlling interest was $11,796 for the three months ended March 31, 2021 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2020, income attributable to the non-controlling interest was $11,808.

Net Income (Loss) Attributable to Tecogen Inc

    The net income (loss) attributable to Tecogen for the three months ended March 31, 2021 was net income of $1,766,707 compared to a net loss of $1,202,387 for the same period in 2020, an improvement of $2,969,094, or 246.9%. The improvement is due primarily to the extinguishment of debt, lower operating expenses and improved gross margins.

Net Income (Loss) per Share

The net income (loss) per share, basic and diluted, for the three months ended March 31, 2021 was net income per share of $0.07 compared to net loss per share of $0.05 for the same period in 2020. Weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended March 31, 2021 were 24,850,261 and 25,122,271 shares, respectively, and for the same period in 2020 were 24,850,250 and 24,850,250 shares, respectively.

Liquidity and Capital Resources

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2021	March 31, 2020	Increase (Decrease)
Operating activities	$369,771	$1,118,331	$(748,560)
Investing activities	(28,318)	(120,395)	92,077
Financing activities	1,874,269	(953,974)	2,828,243
Change in cash and cash equivalents	$2,215,722	$43,962	$2,171,760

Consolidated working capital at March 31, 2021 was $16,109,264 compared to $13,379,263 at December 31, 2020, an increase of $2,730,001, or 20.4%. Included in working capital were cash and cash equivalents of $3,705,941 at March 31, 2021, compared to $1,490,219 at December 31, 2020, an increase of $2,215,722, or 148.7%. The increase in working capital was the result of the receipt in February 2021 of a Second Draw Paycheck Protection Program loan in the amount of $1,874,269 and the forgiveness of the initial Paycheck Protection Program loan during the quarter.

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2021 was $369,772 compared to $1,118,331 for the same period in 2020 a decrease of $748,560, or 66.9% Our accounts receivable and unbilled revenue balances decreased to $8,032,521 and $4,144,435, respectively, at March 31, 2021 compared to $8,671,163 and $4,267,249 at December 31, 2020, providing $638,643 and $122,814 of cash due to timing of billing, shipments, and collections. We have experienced payment delays from certain of our customers due to COVID-19. In addition, our inventory decreased by $326,655 in three months ended March 31, 2021 due to management's decision to reduce inventories.
Accounts payable decreased to $3,383,490 as of March 31, 2021 from $4,183,105 at December 31, 2020, using $799,615 in cash flow from operations. The decrease in accounts payable was due to reduced operating expenses and lower inventory procurement. Deferred revenue decreased as of March 31, 2021 compared to December 31, 2020, using $97,937 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

During the three months ended March 31, 2021 our investing activities used $28,319 in cash for the purchases of property, plant and equipment of $16,098, and purchases of intangible assets of $5,682, along with distributions to the 49% non-controlling interest holders of American DG New York LLC of $18,176, partially offset by the receipt of $11,637 in proceeds from the sale of investment securities. For the three months ended March 31, 2020 cash used in investing activities

TECOGEN INC.
was $120,395. The decrease in cash used by investing activities in the three months ended March 31, 2020 is due to a $37,576 decrease in purchases of property, plant and equipment, a $37,568 decrease in investment in intangible assets and a $4,894 decrease in distribution to the non-controlling interest holders of American DG New York LLC.

Cash Flows from Financing Activities

During the three months ended March 31, 2021 our financing activities provided $1,874,269 compared to the use of cash of $953,974 for the same period in 2020. Our financing activities during the first three months of 2021 consisted solely of our receipt $1,874,269 under the Paycheck Protection Program Second Draw loan. Financing activities for the first three months of 2020 included net payments on the line of credit of $955,174 as well as proceeds from the exercise of stock options of $1,200.

Backlog

As of March 31, 2021, our backlog of product and installation projects, excluding service contracts, was $8.7 million, consisting of $4.2 million of purchase orders received by us and $4.4 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Paycheck Protection Program Loans

On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan to us pursuant to the Coronavirus Aid, Relief, and Economic Recovery Act, as amended ("CARES Act"), in the original principal amount of $1,874,200, together with accrued interest of $13,659, was forgiven in full as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as debt extinguishment and is reported as a separate component of other income in the consolidated statements of earnings for the three months ended March 31, 2021.
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster Bank, N.A. in the amount of $1,874,269 pursuant to the CARES Act. The loan is guaranteed by the SBA. Interest on the loan balance is at the rate of 1% per year, and repayment of the loan balance is deferred until June 5, 2022. If not forgiven in accordance with the CARES Act, the loan is repayable in forty-four (44) monthly installments of $43,400 beginning July 5, 2022 with final payment due on February 5, 2026. The loan may be prepaid at any time without penalty. The loan agreement and promissory note include customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our common stock while the loan remains outstanding. The loan agreement and promissory note defines events of default to include, among other things, payment defaults, breaches of provisions of the loan agreement or the promissory note and cross-defaults on other loans, if applicable.
We intend to use the loan proceeds solely for payroll, rent and utilities during the 24-week covered period following the disbursement of the loan. If the loan proceeds are used to pay such costs, we expect the loan to be eligible for loan forgiveness under the CARES Act. In order to obtain forgiveness of the loan, we will be required to apply to, and obtain the approval of, the SBA. There can be no assurance that our application for forgiveness of the loan will be granted in whole or in part.

Liquidity

At March 31, 2021, we had cash and cash equivalents of $3,705,941, an increase of $2,215,722 or 148.7% from the cash and cash equivalents balance at December 31, 2020. During the three months ended March 31, 2021, our revenues continued to be negatively impacted due COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results and our cash flows will depend on future developments, which are highly uncertain and cannot be predicted.

TECOGEN INC.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, together with the $1,874,269 of proceeds from our Second Draw Paycheck Protection Program loan, will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program have provided liquidity for our business, but there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

Significant Accounting Policies and Critical Estimates

Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent as discussed in our Annual Report on
Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.
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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer ("Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), the term "disclosure controls and procedures" means controls and procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Section 13(a) or 15(d) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

TECOGEN INC.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, have concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses and we are taking steps to remediate the weaknesses as resources become available. In addition, effective March 29, 2021, we appointed Mr. Roger Deschenes as our Chief Accounting Officer and Treasurer. Mr. Deschenes replaces Mr. Locke as our Principal Financial Officer.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we are continuing the process of implementing a new computer system to remediate our material weaknesses with respect to the small number of individuals dealing with general controls over information technology. Management had the system partially implemented as of year end 2020 and continues to work on its implementation, however, due to certain changes in our accounting personnel, the completion of the implementation has been delayed.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of the filing of this Report, we are not a party to any material pending legal proceedings and know of no contemplated governmental proceeding involving us. However, from time to time, we may be involved in ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 ("2020 Form 10-K") The risks discussed in our 2020 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: May 13, 2021	By:	/s/ Benjamin M. Locke
Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Accounting Officer and Treasurer
(Principal Financial Officer)