Form 10-Q
period 2021-06-30
TECOGEN INC.
filed 2021-08-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 3, 2021, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,185,478	$1,490,219
Accounts receivable, net	7,777,064	8,671,163
Unbilled revenue	3,899,499	4,267,249
Employee retention credit	713,268	—
Inventories, net	6,811,525	7,168,596
Prepaid and other current assets	839,732	597,144
Total current assets	23,226,566	22,194,371
Long-term assets:
Property, plant and equipment, net	2,025,334	2,283,846
Right of use assets	2,168,100	1,632,574
Intangible assets, net	1,244,373	1,360,319
Goodwill	2,406,156	2,406,156
Other assets	248,713	196,387
TOTAL ASSETS	$31,319,242	$30,073,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$837,861
Accounts payable	2,597,737	4,183,105
Accrued expenses	2,138,931	1,993,471
Deferred revenue	1,119,943	1,294,157
Lease obligations, current	617,540	506,514
Total current liabilities	6,474,151	8,815,108
Long-term liabilities:
Note payable, net of current portion	1,874,269	1,036,339
Deferred revenue, net of current portion	244,425	115,329
Lease obligations, net of current portion	1,642,801	1,222,492
Deferred payroll tax liability, net of current portion	131,224	—
Unfavorable contract liability	1,438,278	1,617,051
Total liabilities	11,805,148	12,806,319

Commitments and contingencies (Note 12)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261and 24,850,261 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	24,850	24,850
Additional paid-in capital	56,908,194	56,814,428
Accumulated deficit	(37,363,283)	(39,529,621)
Total Tecogen Inc. stockholders’ equity	19,569,761	17,309,657
Non-controlling interest	(55,667)	(42,323)
Total stockholders’ equity	19,514,094	17,267,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,319,242	$30,073,653
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2021	June 30, 2020
Revenues
Products	$2,445,927	$3,786,134
Services	3,328,314	3,372,583
Energy production	370,861	276,341
Total revenues	6,145,102	7,435,058
Cost of sales
Products	1,390,725	2,220,456
Services	1,679,386	2,102,735
Energy production	232,353	205,876
Total cost of sales	3,302,464	4,529,067
Gross profit	2,842,638	2,905,991
Operating expenses
General and administrative	2,438,452	2,637,479
Selling	580,871	602,383
Research and development	132,883	166,027
Total operating expenses	3,152,206	3,405,889
Loss from operations	(309,568)	(499,898)
Other income (expense)
Interest income and other expenses, net
Interest income and other income (expense), net	(1,125)	238
Interest expense	(5,088)	(56,253)
Employee retention credit	713,268	—
Unrealized gain (loss) on investment securities	18,749	(78,723)
Total other income (expense), net	725,804	(134,738)
Income (loss) before provision for state income taxes	416,236	(634,636)
Provision for state income taxes	7,933	13,171
Consolidated net income (loss)	408,303	(647,807)
(Income) loss attributable to the non-controlling interest	(8,672)	(6,081)
Net income (loss) attributable to Tecogen Inc.	$399,631	$(653,888)

Net income (loss) per share - basic	$0.02	$(0.03)
Net income (loss) per share - diluted	$0.02	$(0.03)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	25,125,210	24,850,261

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Revenues
Products	$4,568,649	$6,837,894
Services	6,609,458	7,532,673
Energy production	1,024,156	1,027,191
Total revenues	12,202,263	15,397,758
Cost of sales
Products	2,565,012	4,023,339
Services	3,216,989	4,985,981
Energy production	626,416	690,280
Total cost of sales	6,408,417	9,699,600
Gross profit	5,793,846	5,698,158
Operating expenses
General and administrative	4,892,305	5,326,941
Selling	1,091,074	1,458,170
Research and development	259,033	530,363
Total operating expenses	6,242,412	7,315,474
Loss from operations	(448,566)	(1,617,316)
Other income (expense)
Interest and other income (expense), net	(2,328)	11,965
Interest expense	(9,728)	(116,238)
Gain on extinguishment of debt	1,887,859	—
Employee retention credit	713,268	—
Gain on sale of investment securities	6,046	—
Unrealized gain (loss) on investment securities	56,246	(98,404)
Total other income (expense), net	2,651,363	(202,677)
Income (loss) before provision for state income taxes	2,202,797	(1,819,993)
Provision for state income taxes	15,991	18,393
Consolidated net income (loss)	2,186,806	(1,838,386)
(Income) loss attributable to non-controlling interest	(20,468)	(17,889)
Net income (loss) attributable to Tecogen Inc.	$2,166,338	$(1,856,275)

Net income (loss) per share - basic	$0.09	$(0.07)
Net income (loss) per share - diluted	$0.09	$(0.07)
Weighted average shares outstanding - basic	24,850,261	24,850,256
Weighted average shares outstanding - diluted	25,102,470	24,850,256

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

Three months ended June 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2021	24,850,261	$24,850	$56,853,513	$(37,762,914)	$(48,703)	$19,066,746
Stock based compensation expense	—	—	54,681	—	—	54,681
Distributions to non-controlling interest	—	—	—	—	(15,636)	(15,636)
Net income	—	—	—	399,631	8,672	408,303
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094

Six months ended June 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Stock based compensation expense	—	—	93,766	—	—	93,766
Distributions to non-controlling interest	—	—	—	—	(33,812)	(33,812)
Net income	—	—	—	2,166,338	20,468	2,186,806
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094

Three months ended June 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2020	24,850,261	$24,850	$56,665,319	$(34,581,501)	$73,995	$22,182,663
Stock issuance costs	—	—	(401)	—	—	(401)
Stock based compensation expense	—	—	39,494	—	—	39,494
Net income (loss)	—	—	—	(653,888)	6,081	(647,807)
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949

Six months ended June 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Exercise of stock options	1,000	1	1,199	—	—	1,200
Stock issuance costs	—	—	(802)	—	—	(802)
Stock based compensation expense	—	—	81,730	—	—	81,730
Distributions to non-controlling interest	—	—	—	—	(23,070)	(23,070)
Net income (loss)	—	—	—	(1,856,275)	17,889	(1,838,386)
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$2,186,806	$(1,838,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	241,470	193,637
Gain on extinguishment of debt	(1,887,859)	—
Employee retention credit	(713,268)	—
Stock-based compensation	93,766	81,730
Gain on sale of investment securities	(6,046)	—
Unrealized (gain) loss on investment securities	(56,246)	98,404
Abandonment of intangible assets	7,400	179,944
Non-cash interest expense	—	50,775
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	894,100	6,405,936
Unbilled revenue	367,750	538,032
Inventory	357,072	(890,868)
Prepaid expenses and other current assets	(242,588)	(6,382)
Other assets	(537,197)	532,293
Increase (decrease) in:
Accounts payable	(1,585,368)	(1,197,576)
Accrued expenses and other current liabilities	290,342	284,506
Deferred revenue	(45,118)	(1,671,239)
Other liabilities	531,335	—
Net cash provided by (used in) operating activities	(103,649)	2,760,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,504)	(53,674)
Proceeds from the sale of investment securities	11,637	—
Purchases of intangible assets	(5,682)	(123,254)
Payment of stock issuance costs	—	(802)
Distributions to non-controlling interest	(33,812)	(23,070)
Net cash used in investing activities	(75,361)	(200,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,874,269	1,874,200
Proceeds (payments) on revolving line of credit, net	—	(2,453,159)
Proceeds from the exercise of stock options	—	1,200
Net cash provided by (used in) financing activities	1,874,269	(577,759)
Change in cash and cash equivalents	1,695,259	1,982,247
Cash and cash equivalents, beginning of the period	1,490,219	877,676
Cash and cash equivalents, end of the period	$3,185,478	$2,859,923

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$36,326
Cash paid for taxes	$15,991	$5,222

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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Employee Retention Credit
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.
Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipt tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first and second quarters of 2021 because our gross receipts decreased by more than 20% from the first and second quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first and second quarters of 2021 were eligible for the ERC.
Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•We incurred payroll costs to retain employees
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits
During the six months ended June 30, 2021, we recorded an ERC benefit of $713,268 in other income (expense), net in the our condensed consolidated statements of operations and as a current receivable in our condensed consolidated balance sheets as of June 30, 2021.

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

The following table further disaggregates our revenue by major source by segment for the three and six months ended June 30, 2021 and 2020.

Three Months Ended	June 30, 2021
	Products and Services	Energy Production	Total
Products	$2,445,927	$—	$2,445,927
Installation services	244,553	—	244,553
Maintenance services	3,083,761	—	3,083,761
Energy production	—	370,861	370,861
Total revenue	$5,774,241	$370,861	$6,145,102

Six Months Ended	June 30, 2021
	Products and Services	Energy Production	Total
Products	$4,568,649	$—	$4,568,649
Installation services	762,249	—	762,249
Maintenance services	5,847,209	—	5,847,209
Energy production	—	1,024,156	1,024,156
Total revenue	$11,178,107	$1,024,156	$12,202,263

Three Months Ended	June 30, 2020
	Products and Services	Energy Production	Total
Products	$3,786,134	$—	$3,786,134
Installation services	917,363	—	917,363
Maintenance services	2,455,220	—	2,455,220
Energy production	—	276,341	276,341
Total revenue	$7,158,717	$276,341	$7,435,058

Six Months Ended	June 30, 2020
	Products and Services	Energy Production	Total
Products	$6,837,894	$—	$6,837,894
Installation services	2,611,505	—	2,611,505
Maintenance services	4,921,168	—	4,921,168
Energy production	—	1,027,191	1,027,191
Total revenue	$14,370,567	$1,027,191	$15,397,758

Product and Services Segment

Products. Our Product revenues include cogeneration systems that supply electricity and hot water, chillers that provide air-conditioning and hot water and engineered accessories, which consist of ancillary products and parts necessary to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Prior to January 1, 2021, engineered accessories revenue and cost of sales had been reported in our financial statements under Installation Services. Engineered accessories revenue and cost of sales from prior periods have been reclassified to conform with the current year presentation. We refer to the package of engineered accessories and engineering and design services necessary for the customers' installation of a cogeneration unit as light installation services.
We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point the customer takes ownership of the product. Payment terms on product sales are generally 30 days.

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

Installation Services. We provide installation services typically including all necessary engineering and design, labor, subcontract labor and service to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems.
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

Contract Balances

    The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the condensed consolidated balance sheets.
    Revenue recognized during the six months ended June 30, 2021 that was included in unbilled revenue at the end of the period was approximately $0.9 million. Approximately $1.3 million was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the six months ended June 30, 2021 that was included in deferred revenue at the beginning of the period was approximately $0.7 million.

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
As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.4 million. We expect to recognize revenue of approximately 86.8% of the remaining performance obligations over the next 24 months, 82.1% recognized in the first 12 months and 4.7% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income (loss) Per Common Share
Basic and diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to stockholders	$399,631	$(653,888)	$2,166,338	$(1,856,275)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,256
Effect of dilutive securities:
Stock options	274,949	—	252,209	—
Weighted average shares outstanding - Diluted	25,125,210	24,850,261	25,102,470	24,850,256

Basic income (loss) per share	$0.02	$(0.03)	$0.09	$(0.07)
Diluted income (loss) per share	$0.02	$(0.03)	$0.09	$(0.07)

Anti-dilutive shares underlying stock options outstanding	985,296	1,270,666	777,296	1,269,662

Note 4.	Inventories, net
Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$6,414,152	$6,227,591
Less: reserves	(381,000)	(381,000)
Raw materials, net	$6,033,152	$5,846,591
Work-in-process	345,228	329,702
Finished goods	433,145	992,303
Total inventories, net	$6,811,525	$7,168,596

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2021	December 31, 2020
Energy systems	1 - 15 years	$3,556,488	$3,526,514
Machinery and equipment	5 - 7 years	1,495,528	1,448,024
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,792	450,792
		5,889,371	5,811,893
Less - accumulated depreciation and amortization		(3,864,037)	(3,528,047)
		$2,025,334	$2,283,846
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2021 and 2020 was $145,458 and $306,014 and $176,357 and $352,017, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2021 and December 31, 2020 the Company had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2021			December 31, 2020
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$726,159	$(505,542)	$220,617	$726,159	$(478,357)	$247,802
Patents	853,296	(268,379)	584,917	855,014	(220,764)	634,250
Developed technology	240,000	(132,000)	108,000	240,000	(124,000)	116,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(9,426)	254,510	263,936	—	263,936
Favorable contract asset	384,465	(335,032)	49,433	384,465	(313,030)	71,435
	$2,494,752	$(1,250,379)	$1,244,373	$2,496,470	$(1,136,151)	$1,360,319

Intangible liability
Unfavorable contract liability	$2,534,818	$(1,096,540)	$1,438,278	$2,534,818	$(917,767)	$1,617,051

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and six months ended June 30, 2021 and 2020 was $51,187 and $94,077 and $20,312 and $43,128 respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the six months ended June 30, 2021 and 2020 was $79,569 and $158,622 and $95,364 and $203,361, respectively. During the six months ended June 30, 2021 and 2020, we abandoned certain patent applications amounting to $7,400 and $179,944, respectively, and recorded an abandonment charge in general and administrative expenses in each respective period.

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter is estimated to be as follows:

Year 1	$(127,451)
Year 2	(94,816)
Year 3	(52,826)
Year 4	(7,080)
Year 5	60,360
Thereafter	1,012
Total	$(220,801)

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. As of June 30, 2021, we had a $21,051 receivable representing our share of the excess bi-annual cash flows for the period ended June 30, 2021.
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
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2021 and 2020 was $198,943 and $394,216 and $196,103 and $386,138, respectively.
    Supplemental information related to leases for the six months ended June 30, 2021 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$352,579
Weighted-average remaining lease term - operating leases	4.3 years
Weighted-average discount rate - operating leases	6%
    Future minimum lease commitments under non-cancellable operating leases as of June 30, 2021 were as follows:

Operating Leases
Year 1	$363,163
Year 2	734,110
Year 3	745,417
Year 4	299,424
Year 5	108,799
Thereafter	331,128
Total lease payments	2,582,041
Less: imputed interest	321,700
Total	$2,260,341

Note 9. Stock-Based Compensation

Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of June 30, 2021, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2021 was 807,312.
Stock option activity for the six months ended June 30, 2021 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,496,242	$0.71-$10.33	$1.94	7.37 years	$731,744
Granted	208,000	$1.75	$1.75
Exercised	—
Canceled and forfeited	(253,500)	$2.60	$2.60
Outstanding, June 30, 2021	2,450,742	$0.71-$10.33	$1.86	7.88 years	$1,709,243
Exercisable, June 30, 2021	666,408		$4.00		$27,583
Vested and expected to vest, June 30, 2021	2,183,092		$1.96		$1,456,994

Consolidated stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was $54,681 and $93,766 and $39,494 and $81,730, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At June 30, 2021 the total compensation cost related to unvested stock option awards not yet recognized is $563,847 and this amount will be recognized over a weighted average period of 2.12 years.

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
    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2021 and 2020 by level within the fair value hierarchy.

June 30, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$168,739	$—	$168,739	$—
Total recurring fair value measurements	$168,739	$—	$168,739	$—

June 30, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$118,084	$—	$118,084	$—
Total recurring fair value measurements	$118,084	$—	$118,084	$—

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.

    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the six months ended June 30, 2021 and 2020:

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gain	56,246
Fair value at June 30, 2021	$168,739

Fair value at December 31, 2019	$216,487
Unrealized loss	(98,403)
Fair value at June 30, 2020	$118,084

During the six months ended June 30, 2021, we received net proceeds of $11,637 from the sale of 93,187 shares of Eurosite Power, Inc. common stock, and recognized a realized gain of $6,046 which is included in other income (expense), net in the condensed consolidated statements of operations.

Note 11. Revolving Line of Credit and Notes Payable
    On May 4, 2018 we entered into a Credit Agreement with Webster Business Credit Corporation ("Webster") that provided a line of credit of up to $10 million to us on a revolving and secured basis, with availability based on certain accounts receivables, raw materials, and finished goods.

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
    The $145,011 of costs incurred in connection with the issuance of the revolving credit facility were capitalized and were being amortized to interest expense on a straight-line basis over three years based on the contractual term of the Agreement. For the three and six months ended ended June 30, 2020 we amortized $38,276 and $50,775, respectively, of deferred debt issuance cost.
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

On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in the condensed consolidated statements of operations for the six months ended June 30, 2021. The loan forgiveness is expected to be nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
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
We anticipate that 100% of the loan proceeds will be used for covered expenses, payroll, rent, and utilities (which are costs expected to be eligible for loan forgiveness under the CARES Act and the Promissory Note) during the 24 week Covered Period following the disbursement of the loan as permitted under the PPP Flexibility Act in order to maximize the amount forgivable under the loan. We intend to submit a loan forgiveness application before the end of September 2021. There can be no assurance our application for forgiveness will be granted and in what amount. Such forgiveness is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. To the extent that there is a loan balance after the application of permissible forgiveness, we may seek to extend the loan maturity for the remaining balance to the maximum maturity of five years as permitted under the CARES Act as amended by the PPP Flexibility Act.
Note 12. Commitments and Contingencies
    We guarantee certain obligations of EuroSite Power Inc, a former subsidiary of American DG Energy Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at June 30, 2021 of approximately $29,013 due ratably in equal installments through September 2021, and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, we do not believe there to be any amounts probable of payment by us under any of the guarantees and have estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the condensed consolidated balance sheets.
Note 13. Segments
    As of June 30, 2021, we were organized into two operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended June 30, 2021

Revenue - external customers	$5,774,241	$370,861	$—	$6,145,102
Intersegment revenue	56,988	—	(56,988)	—
Total revenue	$5,831,229	$370,861	$(56,988)	$6,145,102
Gross profit	$2,704,130	$138,508	$—	$2,842,638
Identifiable assets	$26,804,525	$4,514,717	$—	$31,319,242

Three months ended June 30, 2020

Revenue - external customers	$7,158,717	$276,341	$—	$7,435,058
Intersegment revenue	83,050	—	(83,050)	—
Total revenue	$7,241,767	$276,341	$(83,050)	$7,435,058
Gross profit	$2,835,526	$70,465	$—	$2,905,991
Identifiable assets	$20,343,337	$2,973,048	$12,557,068	$35,873,453

Six months ended June 30, 2021

Revenue - external customers	$11,178,107	$1,024,156	$—	$12,202,263
Intersegment revenue	188,504	—	(188,504)	—
Total revenue	$11,366,611	$1,024,156	$(188,504)	$12,202,263
Gross profit	$5,396,105	$397,741	$—	$5,793,846
Identifiable assets	$26,804,525	$4,514,717	$—	$31,319,242

Six months ended June 30, 2020

Revenue - external customers	$14,370,567	$1,027,191	$—	$15,397,758
Intersegment revenue	231,710	—	(231,710)	—
Total revenue	$14,602,277	$1,027,191	$(231,710)	$15,397,758
Gross profit	$5,361,247	$336,911	$—	$5,698,158
Identifiable assets	$20,343,337	$2,973,048	$12,557,068	$35,873,453

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

Recent Developments

Paycheck Protection Program Loans and Employee Retention Credit

On April 17, 2020, we obtained an unsecured loan in the principal amount of $1,874,200 from Webster Bank, NA ("Webster") under the Paycheck Protection Program adopted pursuant to the Coronavirus Aid, Relief and Economic Recovery Act, as amended ("CARES Act"). The loan was forgivable if the proceeds were utilized by us for payroll, utilities, and rent expenses. On January 19, 2021 we received confirmation from Webster that the Paycheck Protection Program Loan in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full effective as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the six months ended June 30, 2021.
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster in the amount of $1,874,269 in connection with the Paycheck Protection Program pursuant to the CARES Act. The loan is guaranteed by the United States Small Business Administration.

In March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. In addition, the availability of the ERC was permitted to entities that received a Paycheck Protection Loan subject to certain conditions. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipt tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we

TECOGEN INC.
qualified for the ERC in the first and second quarters of 2021 because our gross receipts decreased by more than 20% from the first and second quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first and second quarters of 2021 were eligible for the ERC (rather than just wages paid to employees not providing services). During the six months ended June 30, 2021, we recorded an ERC benefit of $713,268 in other income (expense), net in our condensed consolidated statements of operations.

COVID-19 Update

During the first quarter of fiscal 2020, a novel strain of coronavirus (“COVID-19”) began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by U.S. Federal, state and local governments in response have materially adversely affected and could in the future materially adversely impact our business, results of operations, financial condition, and stock price. The pandemic has impacted our operations, revenues and cash flows and the future impact of the pandemic remains uncertain. It may be affected by factors including growth in the number of infections, any increase in the prevalence of highly transmissible COVID-19 variants, the duration of the pandemic, steps taken to combat the pandemic, and the availability and acceptance of effective treatments.
We have made every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. Our service centers have continued to operate due to our essential services designation, however from time to time our service personnel have been unable to perform maintenance services for customers that temporarily ceased or reduced operations at facilities served by our equipment, and certain customers closed their operations, reducing the amount of energy produced and sold to customers during these periods. During the three-month period ended June 30, 2021, we did see a recovery in our energy production revenues as normal business operations are beginning to resume due to the lifting of government-imposed COVID-19 restrictions. During the pandemic we have also experienced slower payments from certain customers. These business interruptions resulted in reductions in service and installation revenue, energy production revenue, and margins in the affected portions of our business.

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

TECOGEN INC.
Our operations are comprised of two business segments. Our Products and Services segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Results of Operations

Second Quarter of 2021 Compared to Second Quarter of 2020

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2021	June 30, 2020
Revenues	100.0%	100.0%
Cost of sales	53.7%	60.9%
Gross profit	46.3%	39.1%
Operating expenses
General and administrative	39.7%	35.5%
Selling	9.5%	8.1%
Research and development	2.2%	2.2%
Total operating expenses	51.3%	45.8%
Loss from operations	(5.0)%	(6.7)%
Total other income (expense), net	11.8%	(1.8)%
Consolidated net income (loss)	6.6%	(8.7)%
Income attributable to the non-controlling interest	(0.1)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	6.5%	(8.8)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three months ended June 30,
	2021	2020	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$1,050,316	$3,108,022	$(2,057,706)	(66.2)%
Chiller	1,089,018	234,772	854,246	363.9%
Engineered accessories	306,593	443,340	(136,747)	(30.8)%
Total product revenues	2,445,927	3,786,134	(1,340,207)	(35.4)%
Services
Maintenance services	3,083,761	2,455,220	628,541	25.6%
Installation services	244,553	917,363	(672,810)	(73.3)%
Total service revenues	3,328,314	3,372,583	(44,269)	(1.3)%
Products and services	5,774,241	7,158,717	(1,384,476)	(19.3)%
Energy production revenues	370,861	276,341	94,520	34.2%
Total revenues	$6,145,102	$7,435,058	$(1,289,956)	(17.3)%

    Total revenues for the three months ended June 30, 2021 were $6,145,102 compared to $7,435,058 for the same period in 2020, a decrease of $1,289,956 or 17.3% year over year.

TECOGEN INC.
    Products and Services

    Product revenues in the three months ended June 30, 2021 were $2,445,927 compared to $3,786,134 for the same period in 2020, a decrease of $1,340,207, or 35.4%.This decrease is due primarily to a decrease in cogeneration sales of $2,057,706 due to decreased unit volume, a decrease in sales of engineered accessories of $136,747, partially offset by an increase in chiller sales of $854,246 due to increased unit volume. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment and were impacted as energy and other construction projects were delayed due to the COVID-19 pandemic.
    Service revenues in the three months ended June 30, 2021 were $3,328,314, compared to $3,372,583 for the same period in 2020, a decrease of $44,269, or 1.3%. The decrease in the three months ended June 30, 2021 is due primarily to a decrease in installation revenues of $672,810, offset partially by an increase of $628,541, or 25.6%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects. Certain installation projects, particularly those in New York City, continue to experience stoppages due to COVID-19 in the second quarter of 2021 accounting for the decrease in installation revenues.

    Energy Production

    Energy production revenues in the three months ended June 30, 2021 were $370,861, compared to $276,341 for the same period in 2020, an increase of $94,520, or 34.2%. The increase in energy production revenue is a consequence of certain energy production sites that have experienced temporary closures due to the impact of COVID-19 in 2020 that are now returning to operation as government-imposed COVID-19 restrictions are lifted, and to a lesser extent, the revenue recognized from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019. Several of our hotel, athletic and education customer's that have experienced temporary closures and other sites have seen a change to remote work and learning environments have now resumed normal operations resulting in increased energy production revenues in the three months ended June 30, 2021. For sites that have not permanently closed due to COVID-19, energy production revenues at these sites increased 9.3% in the three months ended June 30, 2021 compared to the same period in 2020.

Cost of Sales

    Cost of sales in the three months ended June 30, 2021 was $3,302,464 compared to $4,529,067 for the same period in 2020, a decrease of $1,226,603, or 27.1%. The decrease in cost of sales is due to the reduction of Products and Services revenues and their related cost of sales. During the three months ended June 30, 2021 our gross margin increased to 46.3% compared to 39.1% for the same period in 2020, a 7.2% percentage point increase. The increase in the gross margin percentage is due higher margin on both our cogeneration and chiller products due to higher sales prices and lower warranty costs and an overall change in sales mix to increased higher margin service contract revenue.

    Products and Services

    Cost of sales for products and services in the three months ended June 30, 2021 was $3,070,111 compared to $4,323,191 for the same period in 2020, a decrease of $1,253,080, or 29.0%. During the three months ended June 30, 2021, our products and services gross margin was 46.8% compared to 39.6% for the same period in 2020, a 7.2% percentage point increase. The increase in services gross margin is due primarily to a shift in revenue mix to proportionately higher service maintenance revenues and lower installation activities in the three months ended June 30, 2021 compared to the same period in 2020.

    Energy Production

    Cost of sales for energy production in the three months ended June 30, 2021 was $232,353 compared to $205,876 for the same period in 2020, a decrease of $26,477, or 12.9%. During the three months ended June 30, 2021 our energy production gross margin increased to 37.4% compared to 25.5% for the same period in 2020, a 11.9% percentage point increase. The increase in the energy production gross margin is due to increased runtime at our energy production sites in the three months ended June 30, 2021 compared to the same period in 2020 and the revenue recognized from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019.

TECOGEN INC.

Operating Expenses

Operating expenses decreased $253,683, or 7.4%, to $3,152,206 in the three months ended June 30, 2021 compared to $3,405,889 in the same period in 2020.

	Three Months Ended
Operating Expenses	June 30, 2021	June 30, 2020	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,438,452	$2,637,479	$(199,027)	(7.5)%
Selling	580,871	602,383	(21,512)	(3.6)%
Research and development	132,883	166,027	(33,144)	(20.0)%
Total	$3,152,206	$3,405,889	$(253,683)	(7.4)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2021 were $2,438,452 compared to $2,637,479 for the same period in 2020, a decrease of $199,027 or 7.5%. General and administrative expenses decreased due to management's continued efforts to control overhead costs, resulting in a $117,822 decrease in payroll and payroll related costs, a $60,400 decrease in franchise taxes and a $34,898 decrease in legal fees, partially offset by a $20,196 increase in business insurance expense.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2021 were $580,871 compared to $602,383 for the same period in 2020, a decrease of $21,512 or 3.6%. The decrease is due to lower sales commissions which decreased $3,533 due to lower product sales and decreased royalty expense which decreased $15,020 due to decreased InVerde cogeneration sales.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2021 were $132,883 compared to $166,027 for the same period in 2020, a decrease of $33,144 or 20.0%, as certain R&D projects were curtailed or stopped entirely as a consequence of COVID-19. There has been no change in our focus regarding research and development activities.

Loss from Operations

    Our loss from operations for the three months ended June 30, 2021 was $309,568 compared to a loss of $499,898 for the same period in 2020, a decrease of $190,330. The decrease in our loss from operations is due primarily to the $253,683 decrease in operating expenses and improved gross margins for both our Products and Services Segment and our Energy Production Segment.

Other Income (Expense), net

    Other income, net for the three months ended June 30, 2021 was $725,804 compared to other expense, net of $134,738 for the same period in 2020, an increase of $860,542. The increase in other income in the three months ended June 30, 2021 is due primarily to recognition of the Employee Retention Credit of $713,268 for the first and second calendar quarters of 2021, a $51,165 decrease in interest expense and an increase in the unrealized gain on investment securities of $97,472 compared to the same period in 2020. The reduction in interest expense is due to the May 2020 termination of our Credit Agreement with Webster Business Credit Corporation. See Note 11. "Revolving Line of Credit and Notes Payable" to our unaudited condensed consolidated financial statements for the period ended June 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended June 30, 2021 and 2020 was $7,933 and $13,171, respectively and represents estimated income tax payments, net of refunds to various states.

TECOGEN INC.
Non-controlling Interest

    Income attributable to the non-controlling interest was $8,672 for the three months ended June 30, 2021 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2020, income attributable to the non-controlling interest was $6,081.

Net Income (Loss) Attributable to Tecogen Inc

    The net income (loss) attributable to Tecogen for the three months ended June 30, 2021 was net income of $399,631 compared to a net loss of $653,888 for the same period in 2020, an improvement of $1,053,519, or 161.1%.The improvement is due primarily to the recognition of the Employee Retention Credit, lower operating expenses and improved gross margins.

Net Income (Loss) per Share

The net income (loss) per share, basic and diluted, for the three months ended June 30, 2021 was net income per share of $0.02 compared to net loss per share of $0.03 for the same period in 2020. Weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended June 30, 2021 were 24,850,261 and 25,125,210 shares, respectively, and for the same period in 2020 were 24,850,261 and 24,850,261 shares, respectively.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2021	June 30, 2020
Revenues	100.0%	100.0%
Cost of sales	52.5%	63.0%
Gross profit	47.5%	37.0%
Operating expenses
General and administrative	40.1%	34.6%
Selling	8.9%	9.5%
Research and development	2.1%	3.4%
Total operating expenses	51.2%	47.5%
Loss from operations	(3.7)%	(10.5)%
Total other income (expense), net	21.7%	(1.3)%
Consolidated net income (loss)	17.9%	(11.9)%
Income attributable to the non-controlling interest	(0.2)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	17.8%	(12.1)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

TECOGEN INC.

	Six Months Ended June 30,
	2021	2020	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$1,096,961	$6,344,482	$(5,247,521)	(82.7)%
Chiller	2,546,311	(251,209)	2,797,520	1,113.6%
Engineered accessories	925,377	744,621	180,756	24.3%
Total product revenues	4,568,649	6,837,894	(2,269,245)	(33.2)%
Services
Maintenance services	5,847,209	4,921,168	926,041	18.8%
Installation services	762,249	2,611,505	(1,849,256)	(70.8)%
Total service revenues	6,609,458	7,532,673	(923,215)	(12.3)%
Products and services	11,178,107	14,370,567	(3,192,460)	(22.2)%
Energy production revenues	1,024,156	1,027,191	(3,035)	(0.3)%
Total revenues	$12,202,263	$15,397,758	$(3,195,495)	(20.8)%

    Total revenues for the six months ended June 30, 2021 were $12,202,263 compared to $15,397,758 for the same period in 2020, a decrease of $3,195,495 or 20.8% year over year primarily due to a $3,192,460 decrease in Products and Services revenue due to decreased cogeneration sales and installation revenue.

    Products and Services

    Product revenues in the six months ended June 30, 2021 were $4,568,649 compared to $6,837,894 for the same period in 2020, a decrease of $2,269,245, or 33.2%.This decrease is due primarily to a decrease in cogeneration sales of $5,247,521 due to decreased unit volume, partially offset by an increase in chiller sales of $2,797,520 due to increased unit volume and increased sales of engineered accessories of $180,756. Chiller sales in the first quarter of 2020 were negatively impacted by the return of chiller products of approximately $655,000. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment and were negatively impacted as energy and other construction projects were delayed due to the COVID-19 pandemic.
    Service revenues in the six months ended June 30, 2021 were $6,609,458, compared to $7,532,673 for the same period in 2020, a decrease of $923,215, or 12.3%. The decrease in the six months ended June 30, 2021 is due primarily to a decrease in installation revenues of $1,849,256, offset partially by an increase of $926,041, or 18.8%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects. Certain installation projects, particularly those in New York City, continue to experience stoppages due to COVID-19 in the first six months of 2021 accounting for the decrease in installation revenues.

    Energy Production

    Energy production revenues in the six months ended June 30, 2021 were $1,024,156, compared to $1,027,191 for the same period in 2020, a decrease of $3,035, or 0.3%. The decrease in energy production revenue is a consequence of certain energy production sites that have either closed permanently or have experienced temporary closures due to the impact of COVID-19, partially offset by the revenue recognized from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019. Several of our hotel, athletic and education customers have experienced temporary closures and other sites have seen a change to remote work and learning environments, resulting in decreased energy production revenues. Energy production revenue at sites permanently closed due to COVID-19 represented 2.9% of energy production revenue during the six months ended June 30, 2021. For sites that have not permanently closed due to COVID-19, energy production revenues at these sites increased 0.2% in the six months ended June 30, 2021 compared to the same period in 2020 as government-imposed COVID-19 restrictions are lifted.

TECOGEN INC.
Cost of Sales

    Cost of sales in the six months ended June 30, 2021 was $6,408,417 compared to $9,699,600 for the same period in 2020, a decrease of $3,291,183, or 33.9%. The decrease in cost of sales is due to the reduction of Products and Services revenues and their related cost of sales. During the six months ended June 30, 2021 our gross margin increased to 47.5% compared to 37.0% for the same period in 2020, a 10.5% percentage point increase. The increase in the gross margin percentage is due higher margin on both our cogeneration and chiller products due to higher sales prices and lower warranty costs and an overall change in sales mix to increased higher margin service contract revenue.

    Products and Services

    Cost of sales for products and services in the six months ended June 30, 2021 was $5,782,002 compared to $9,009,320 for the same period in 2020, a decrease of $3,227,318, or 35.8%. During the first six months of 2021, our products and services gross margin was 48.3% compared to 37.3% for the same period in 2020, a 11.0% percentage point increase. The increase in services gross margin is due primarily to a shift in revenue mix to proportionately higher service maintenance revenues and lower installation activities in the six months ended June 30, 2021 compared to the same period in 2020.

    Energy Production

    Cost of sales for energy production in the six months ended June 30, 2021 was $626,415 compared to $690,280 for the same period in 2020, a decrease of $63,865, or 9.3%. During the first six months of 2021 our energy production gross margin increased to 38.9% compared to 32.8% for the same period in 2020, a 6.1% percentage point increase. The increase in the energy production gross margin is due to improved site operational efficiency, decreased contract maintenance costs and the reduced cost of natural gas and decreased therms used in the six months ended June 30, 2021 compared to the same period in 2020 and the revenue from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019.

Operating Expenses

Operating expenses decreased $1,073,062, or 14.7%, to $6,242,412 in the six months ended June 30, 2021 compared to $7,315,474 in the same period in 2020.

	Six Months Ended
Operating Expenses	June 30, 2021	June 30, 2020	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$4,892,305	$5,326,941	$(434,636)	(8.2)%
Selling	1,091,074	1,458,170	(367,096)	(25.2)%
Research and development	259,033	530,363	(271,330)	(51.2)%
Total	$6,242,412	$7,315,474	$(1,073,062)	(14.7)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2021 were $4,892,305 compared to $5,326,941 for the same period in 2020, a decrease of $434,636 or 8.2%. General and administrative expenses decreased due to management's continued efforts to control overhead costs, resulting in a $361,047 decrease in payroll and payroll related costs, a $161,502 decrease in legal fees due to a reduction in abandoned patent application write-downs which decreased to $7,400 in the six months ended June 30, 2021 compared to $179,944 in six months ended June 30, 2020, and a $93,944 decrease in franchise taxes, partially offset by a $62,041 increase in audit and consulting fees, a $42,013 increase in depreciation and amortization expense and a $41,231 increase in business insurance expense.

TECOGEN INC.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2021 were $1,091,074 compared to $1,458,170 for the same period in 2020, a decrease of $367,096 or 25.2%. The decrease is due to lower sales commissions which decreased $255,456 due to lower product sales, a $37,283 decrease in royalty expense due to decreased InVerde cogeneration sales and decreased travel and related expenses which decreased $15,252 due to COVID-19 travel curtailment.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2021 were $259,033 compared to $530,363 for the same period in 2020, a decrease of $271,330 or 51.2%, as certain R&D projects were curtailed or stopped entirely as a consequence of COVID-19. There has been no change in our focus regarding research and development activities.

Loss from Operations

    Our loss from operations for the six months ended June 30, 2021 was $448,566 compared to a loss of $1,617,316 for the same period in 2020, a decrease of $1,168,750. The decrease in our loss from operations is due primarily to the $1,073,062 decrease in operating expenses and improved gross margins for both our Products and Services Segment and our Energy Production Segment.

Other Income (Expense), net

    Other income, net for the six months ended June 30, 2021 was $2,651,363 compared to other expense, net of $202,677 for the same period in 2020, an increase of $2,854,040. The increase in other income in the six months ended June 30, 2021 is due primarily to the gain on extinguishment of debt of $1,887,859 as a result of the Paycheck Protection Program Loan forgiveness, recognition of the Employee Retention Credit of $713,268 for the first and second calendar quarters of 2021, and to a lesser extent, a $106,510 decrease in interest expense and an increase in the unrealized gain on investment securities of $154,650. The reduction in interest expense is due to the May 2020 termination of our Credit Agreement with Webster Business Credit Corporation. See Note 11. "Revolving Line of Credit and Notes Payable" to our unaudited condensed consolidated financial statements for the period ended June 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the six months ended June 30, 2021 and 2020 was $15,991 and $18,393, respectively and represents estimated income tax payments, net of refunds to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $20,468 for the six months ended June 30, 2021 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2020, income attributable to the non-controlling interest was $17,889.

Net Income (Loss) Attributable to Tecogen Inc

    The net income (loss) attributable to Tecogen for the six months ended June 30, 2021 was net income of $2,166,338 compared to a net loss of $1,856,275 for the same period in 2020, an improvement of $4,022,613, or 216.7%. The improvement is due primarily to the extinguishment of debt, recognition of the Employee Retention Credit, lower operating expenses and improved gross margins.

Net Income (Loss) per Share

The net income (loss) per share, basic and diluted, for the six months ended June 30, 2021 was net income per share of $0.09 compared to net loss per share of $0.07 for the same period in 2020. Weighted average shares outstanding used to calculate basic and diluted earnings per share for the six months ended June 30, 2021 were 24,850,261 and 25,102,470 shares, respectively, and for the same period in 2020 were 24,850,256 and 24,850,256 shares, respectively.

TECOGEN INC.

Liquidity and Capital Resources

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2021	June 30, 2020	Increase (Decrease)
Operating activities	$(103,649)	$2,760,806	$(2,864,455)
Investing activities	(75,361)	(200,800)	125,439
Financing activities	1,874,269	(577,759)	2,452,028
Change in cash and cash equivalents	$1,695,259	$1,982,247	$(286,988)

Consolidated working capital at June 30, 2021 was $16,752,415 compared to $13,379,263 at December 31, 2020, an increase of $3,373,152, or 20.4%. Included in working capital were cash and cash equivalents of $3,185,478 at June 30, 2021, compared to $1,490,219 at December 31, 2020, an increase of $1,695,259, or 113.8%. The increase in working capital was the result of the receipt in February 2021 of a Second Draw Paycheck Protection Program loan in the amount of $1,874,269 and the forgiveness of the initial Paycheck Protection Program loan during the six months ended June 30, 2021.

Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2021 was $103,649 compared to $2,760,806 of cash provided by operating activities for the same period in 2020 a decrease of $2,864,455, or 103.8% Our accounts receivable and unbilled revenue balances decreased to $7,777,064 and $3,899,499, respectively, at June 30, 2021 compared to $8,671,163 and $4,267,249 at December 31, 2020, providing $894,100 and $367,750 of cash due to timing of billing, shipments, and collections due in part to payment delays from certain of our customers due to COVID-19. In addition, our inventory decreased $357,072 in the six months ended June 30, 2021 due to management's decision to reduce inventories.
Accounts payable decreased to $2,597,737 as of June 30, 2021 from $4,183,105 at December 31, 2020, using $1,585,368 in cash flow from operations. The decrease in accounts payable was due to reduced operating expenses and lower inventory procurement. Deferred revenue decreased as of June 30, 2021 compared to December 31, 2020, using $45,118 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

During the six months ended June 30, 2021 our investing activities used $75,361 in cash for the purchases of property, plant and equipment of $47,504, and purchases of intangible assets of $5,682, along with distributions to the 49% non-controlling interest holders of American DG New York LLC of $33,812, partially offset by the receipt of $11,637 in proceeds from the sale of investment securities. For the six months ended June 30, 2020 cash used in investing activities was $200,800. The decrease in cash used by investing activities in the six months ended June 30, 2020 is due to a $6,170 decrease in purchases of property, plant and equipment, a $117,572 decrease in investment in intangible assets and a $10,742 decrease in distributions to the non-controlling interest holders of American DG New York LLC.

Cash Flows from Financing Activities

During the six months ended June 30, 2021 our financing activities provided $1,874,269 compared to the use of cash of $577,759 for the same period in 2020. Our financing activities during the six months ended June 30, 2021 consisted solely of our receipt of $1,874,269 under the Paycheck Protection Program Second Draw loan. Financing activities for the six months ended June 30, 2020 included net payments on the line of credit of $2,453,159, proceeds of $1,874,200 received under the Paycheck Protection Program as well as proceeds from the exercise of stock options of $1,200.

TECOGEN INC.
Backlog

As of June 30, 2021, our backlog of product and installation projects, excluding service contracts, was $8.8 million, consisting of $5.0 million of purchase orders received by us and $3.8 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Paycheck Protection Program Loans and Employee Retention Credit

On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan to us pursuant to the Coronavirus Aid, Relief, and Economic Recovery Act, as amended ("CARES Act"), in the original principal amount of $1,874,200, together with accrued interest of $13,659, was forgiven in full as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as debt extinguishment and is reported as a separate component of other income in the condensed consolidated statements of earnings for the six months ended June 30, 2021.
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
We anticipate that 100% of the loan proceeds will be used for covered expenses, payroll, rent, and utilities (which are costs expected to be eligible for loan forgiveness under the CARES Act and the Promissory Note) during the 24 week Covered Period following the disbursement of the loan as permitted under the PPP Flexibility Act in order to maximize the amount forgivable under the loan. We intend to submit a loan forgiveness application before the end of September 2021. There can be no assurance our application for forgiveness will be granted and in what amount. Such forgiveness is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. To the extent that there is a loan balance after the application of permissible forgiveness, we may seek to extend the loan maturity for the remaining balance to the maximum maturity of five years as permitted under the CARES Act as amended by the PPP Flexibility Act.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipt test is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first and second quarters of 2021 because our gross receipts decreased by more than 20% from the first and second quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to our employees were eligible for the ERC (rather than just wages paid to employees not providing services). During the six months ended June 30, 2021, we recorded an aggregate ERC benefit for the first and second quarters of 2021 in the amount of $713,268 in other income (expense), net in our condensed consolidated statements of operations.

TECOGEN INC.

Liquidity
At June 30, 2021, we had cash and cash equivalents of $3,185,478, an increase of $1,695,259 or 113.8% from the cash and cash equivalents balance at December 31, 2020. During the six months ended June 30, 2021, our revenues continued to be negatively impacted due to COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, together with the $1,874,269 of proceeds from our Second Draw Paycheck Protection Program loan and current and anticipated Employee Retention Credit will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program have provided liquidity for our business, and there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

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
Seasonality

We expect that the majority of our heating systems sold will be operational for the winter and the majority of our chilling systems sold will be operational for the summer. Our cogeneration sales are not generally affected by seasonality. Our service team experiences higher demand in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September.

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
On June 15, 2021, we appointed Mr. Abinand Rangesh as our Chief Financial Officer. Mr. Rangesh replaces Mr. Roger Deschenes as our Principal Financial Officer. Mr. Deschenes continues to serve as our Chief Accounting Officer and Treasurer.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of the filing of this Report, we are not a party to any material pending legal proceedings and know of no contemplated governmental proceeding involving us. However, from time to time, we may be involved in ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 ("2020 Form 10-K") The risks discussed in our 2020 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

TECOGEN INC.
Not applicable.

Item 5. Other Information

None.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: August 12, 2021	By:	/s/ Benjamin M. Locke
Benjamin M. Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Financial Officer
(Principal Financial Officer)