Form 10-Q
period 2021-09-30
TECOGEN INC.
filed 2021-11-10
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 3, 2021, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,351,231	$1,490,219
Accounts receivable, net	7,728,737	8,671,163
Unbilled revenue	3,842,282	4,267,249
Employee retention credit	1,276,021	—
Inventories, net	7,922,044	7,168,596
Prepaid and other current assets	572,783	597,144
Total current assets	24,693,098	22,194,371
Long-term assets:
Property, plant and equipment, net	1,917,483	2,283,846
Right of use assets	2,019,166	1,632,574
Intangible assets, net	1,234,047	1,360,319
Goodwill	2,406,156	2,406,156
Other assets	210,800	196,387
TOTAL ASSETS	$32,480,750	$30,073,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$837,861
Accounts payable	3,546,950	4,183,105
Accrued expenses	2,216,673	1,993,471
Deferred revenue	1,850,371	1,294,157
Lease obligations, current	628,950	506,514
Total current liabilities	8,242,944	8,815,108
Long-term liabilities:
Note payable, net of current portion	—	1,036,339
Deferred revenue, net of current portion	250,981	115,329
Lease obligations, net of current portion	1,479,495	1,222,492
Deferred payroll tax liability, net of current portion	131,224	—
Unfavorable contract liability	1,348,892	1,617,051
Total liabilities	11,453,536	12,806,319

Commitments and contingencies (Note 12)

Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261and 24,850,261 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	24,850	24,850
Additional paid-in capital	56,965,083	56,814,428
Accumulated deficit	(35,896,586)	(39,529,621)
Total Tecogen Inc. stockholders’ equity	21,093,347	17,309,657
Non-controlling interest	(66,133)	(42,323)
Total stockholders’ equity	21,027,214	17,267,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,480,750	$30,073,653
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues
Products	$1,871,332	$2,705,422
Services	2,829,244	4,125,590
Energy production	315,292	368,695
Total revenues	5,015,868	7,199,707
Cost of sales
Products	1,036,396	1,617,626
Services	1,467,019	2,597,729
Energy production	170,518	197,608
Total cost of sales	2,673,933	4,412,963
Gross profit	2,341,935	2,786,744
Operating expenses
General and administrative	2,473,190	2,318,789
Selling	656,885	563,857
Research and development	122,031	111,253
Total operating expenses	3,252,106	2,993,899
Loss from operations	(910,171)	(207,155)
Other income (expense)
Interest income and other income (expense), net	(4,798)	(12)
Interest expense	(3,855)	(4,845)
Gain on extinguishment of debt	1,885,655	—
Employee retention credit	562,253	—
Unrealized loss on investment securities	(37,497)	—
Total other income (expense), net	2,401,758	(4,857)
Income (loss) before provision for state income taxes	1,491,587	(212,012)
Provision for state income taxes	3,000	9,397
Consolidated net income (loss)	1,488,587	(221,409)
Income attributable to the non-controlling interest	(21,890)	(10,511)
Net income (loss) attributable to Tecogen Inc.	$1,466,697	$(231,920)

Net income (loss) per share - basic	$0.06	$(0.01)
Net income (loss) per share - diluted	$0.06	$(0.01)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	25,154,905	24,850,261

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenues
Products	$6,439,981	$9,543,316
Services	9,438,702	11,658,263
Energy production	1,339,448	1,395,886
Total revenues	17,218,131	22,597,465
Cost of sales
Products	3,601,408	5,640,965
Services	4,684,008	7,583,710
Energy production	796,933	887,888
Total cost of sales	9,082,349	14,112,563
Gross profit	8,135,782	8,484,902
Operating expenses
General and administrative	7,365,495	7,645,729
Selling	1,747,959	2,022,027
Research and development	381,064	641,616
Total operating expenses	9,494,518	10,309,372
Loss from operations	(1,358,736)	(1,824,470)
Other income (expense)
Interest and other income (expense), net	(7,127)	11,953
Interest expense	(13,583)	(121,084)
Gain on extinguishment of debt	3,773,014	—
Employee retention credit	1,276,021	—
Gain on sale of investment securities	6,046	—
Unrealized gain (loss) on investment securities	18,749	(98,403)
Total other income (expense), net	5,053,120	(207,534)
Income (loss) before provision for state income taxes	3,694,384	(2,032,004)
Provision for state income taxes	18,991	27,791
Consolidated net income (loss)	3,675,393	(2,059,795)
Income attributable to non-controlling interest	(42,358)	(28,400)
Net income (loss) attributable to Tecogen Inc.	$3,633,035	$(2,088,195)

Net income (loss) per share - basic	$0.15	$(0.08)
Net income (loss) per share - diluted	$0.14	$(0.08)
Weighted average shares outstanding - basic	24,850,261	24,850,257
Weighted average shares outstanding - diluted	25,131,165	24,850,257

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

Three months ended September 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094
Stock based compensation expense	—	—	56,889	—	—	56,889
Distributions to non-controlling interest	—	—	—	—	(32,356)	(32,356)
Net income	—	—	—	1,466,697	21,890	1,488,587
Balance at September 30, 2021	24,850,261	$24,850	$56,965,083	$(35,896,586)	$(66,133)	$21,027,214

Nine months ended September 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Stock based compensation expense	—	—	150,655	—	—	150,655
Distributions to non-controlling interest	—	—	—	—	(66,168)	(66,168)
Net income	—	—	—	3,633,035	42,358	3,675,393
Balance at September 30, 2021	24,850,261	$24,850	$56,965,083	$(35,896,586)	$(66,133)	$21,027,214

Three months ended September 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2020	24,850,261	$24,850	$56,704,412	$(35,235,389)	$80,076	$21,573,949
Stock issuance costs	—	—	(1,149)	—	—	(1,149)
Stock based compensation expense	—	—	50,582	—	—	50,582
Distributions to non-controlling interest	—	—	—	—	(18,670)	(18,670)
Net income (loss)	—	—	—	(231,920)	10,511	(221,409)
Balance at September 30, 2020	24,850,261	$24,850	$56,753,845	$(35,467,309)	$71,917	$21,383,303

Nine months ended September 30, 2020	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2019	24,849,261	$24,849	$56,622,285	$(33,379,114)	$85,257	$23,353,277
Stock issuance costs	1,000	1	1,199	—	—	1,200
Stock based compensation expense	—	—	(1,951)	—	—	(1,951)
Stock based compensation expense	—	—	132,312	—	—	132,312
Distributions to non-controlling interest	—	—	—	—	(41,740)	(41,740)
Net income (loss)	—	—	—	(2,088,195)	28,400	(2,059,795)
Balance at September 30, 2020	24,850,261	$24,850	$56,753,845	$(35,467,309)	$71,917	$21,383,303

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,675,393	$(2,059,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	357,636	293,941
Gain on extinguishment of debt	(3,773,014)	—
Employee retention credit	(1,276,021)	—
Stock-based compensation	150,655	132,312
Provision for doubtful accounts	52,000	—
Gain on disposal of assets	(9,787)	—
Gain on sale of investment securities	(6,046)	—
Unrealized (gain) loss on investment securities	(18,749)	98,403
Abandonment of intangible assets	7,400	179,944
Non-cash interest expense	—	51,190
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	890,374	5,683,941
Unbilled revenue	424,967	51,389
Inventory	(753,447)	(737,570)
Prepaid expenses and other current assets	24,361	117,109
Other assets	(387,847)	532,293
Increase (decrease) in:
Accounts payable	(636,156)	(1,455,881)
Accrued expenses and other current liabilities	378,970	145,848
Deferred revenue	691,867	(1,619,696)
Other liabilities	379,440	—
Net cash provided by operating activities	171,996	1,413,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,160)	(59,952)
Proceeds from the sale of investment securities	11,637	—
Purchases of intangible assets	(56,349)	(123,252)
Proceeds from sale of assets	9,787	—
Payment of stock issuance costs	—	(1,951)
Distributions to non-controlling interest	(66,168)	(41,740)
Net cash used in investing activities	(185,253)	(226,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,874,269	1,874,200
Payments on revolving line of credit, net	—	(2,452,329)
Proceeds from the exercise of stock options	—	1,200
Net cash provided by (used in) financing activities	1,874,269	(576,929)
Change in cash and cash equivalents	1,861,012	609,604
Cash and cash equivalents, beginning of the period	1,490,219	877,676
Cash and cash equivalents, end of the period	$3,351,231	$1,487,280

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$62,007
Cash paid for taxes	$18,991	$27,791

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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipt tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC.
Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•We incurred payroll costs to retain employees
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits
During the three and nine months ended September 30, 2021, we recorded ERC benefits of $562,253 and $1,276,021, respectively in other income (expense), net in our condensed consolidated statements of operations. A current receivable in the amount of $1,276,021 is included in our condensed consolidated balance sheet as of September 30, 2021.

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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Products and Services	Energy Production	Total
Products	$1,871,332	$—	$1,871,332
Installation services	63,076	—	63,076
Maintenance services	2,766,168	—	2,766,168
Energy production	—	315,292	315,292
Total revenue	$4,700,576	$315,292	$5,015,868

	Nine Months Ended September 30, 2021
	Products and Services	Energy Production	Total
Products	$6,439,981	$—	$6,439,981
Installation services	825,325	—	825,325
Maintenance services	8,613,377	—	8,613,377
Energy production	—	1,339,448	1,339,448
Total revenue	$15,878,683	$1,339,448	$17,218,131

	Three Months Ended September 30, 2020
	Products and Services	Energy Production	Total
Products	$2,705,422	$—	$2,705,422
Installation services	1,513,686	—	1,513,686
Maintenance services	2,611,904	—	2,611,904
Energy production	—	368,695	368,695
Total revenue	$6,831,012	$368,695	$7,199,707

	Nine Months Ended September 30, 2020
	Products and Services	Energy Production	Total
Products	$9,543,316	$—	$9,543,316
Installation services	4,125,191	—	4,125,191
Maintenance services	7,533,072	—	7,533,072
Energy production	—	1,395,886	1,395,886
Total revenue	$21,201,579	$1,395,886	$22,597,465

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
    Revenue recognized during the nine months ended September 30, 2021 that was included in unbilled revenue at the end of the period was approximately $1.0 million. Approximately $0.7 million was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the nine months ended September 30, 2021 that was included in deferred revenue at the beginning of the period was approximately $1.2 million.

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
As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.1 million. We expect to recognize revenue of approximately 92.4% of the remaining performance obligations over the next 24 months, 88.1% recognized in the first 12 months and 4.3% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income (loss) Per Common Share
Basic and diluted income (loss) per share for the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to stockholders	$1,466,697	$(231,920)	$3,633,035	$(2,088,195)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,257
Effect of dilutive securities:
Stock options	304,644	—	280,904	—
Weighted average shares outstanding - Diluted	25,154,905	24,850,261	25,131,165	24,850,257

Basic income (loss) per share	$0.06	$(0.01)	$0.15	$(0.08)
Diluted income (loss) per share	$0.06	$(0.01)	$0.14	$(0.08)

Anti-dilutive shares underlying stock options outstanding	777,296	2,536,664	777,296	2,555,097

Note 4.	Inventories, net
Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2021	December 31, 2020
Raw materials	$6,587,524	$6,227,591
Less: reserves	(381,000)	(381,000)
Raw materials, net	$6,206,524	$5,846,591
Work-in-process	716,026	329,702
Finished goods	999,494	992,303
Total inventories, net	$7,922,044	$7,168,596

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2021	December 31, 2020
Energy systems	1 - 15 years	$3,556,488	$3,526,514
Machinery and equipment	5 - 7 years	1,484,790	1,448,024
Furniture and fixtures	5 years	193,698	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	450,791	450,792
		5,878,632	5,811,893
Less - accumulated depreciation and amortization		(3,961,149)	(3,528,047)
		$1,917,483	$2,283,846
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2021 and 2020 was $144,181 and $450,195 and $175,869 and $527,886, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2021 and December 31, 2020 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2021			December 31, 2020
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$765,850	$(519,083)	$246,767	$726,159	$(478,357)	$247,802
Patents	864,273	(291,664)	572,609	855,014	(220,764)	634,250
Developed technology	240,000	(136,000)	104,000	240,000	(124,000)	116,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(18,853)	245,083	263,936	—	263,936
Favorable contract asset	384,465	(345,773)	38,692	384,465	(313,030)	71,435
	$2,545,420	$(1,311,373)	$1,234,047	$2,496,470	$(1,136,151)	$1,360,319

Intangible liability
Unfavorable contract liability	$2,534,818	$(1,185,926)	$1,348,892	$2,534,818	$(917,767)	$1,617,051

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and nine months ended September 30, 2021 and 2020 was $51,229 and $145,306 and $21,564 and $64,692 respectively. The net credit to cost of sales related to the amortization of contract related intangible assets and liabilities for the nine months ended September 30, 2021 and 2020 was $79,570 and $238,192 and $98,053 and $301,414, respectively. During

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

the nine months ended September 30, 2021 and 2020, we abandoned certain patent applications amounting to $7,400 and $179,944, respectively, and recorded an abandonment charge in general and administrative expenses in each respective period.

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of September 30, 2021 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$204,679	$(323,761)	$(119,082)
Year 2	199,576	(269,825)	(70,249)
Year 3	182,373	(217,757)	(35,384)
Year 4	173,803	(151,920)	21,883
Year 5	169,787	(90,035)	79,752
Thereafter	254,896	(273,557)	(18,661)
Total	$1,185,114	(1,326,855)	$(141,741)

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
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

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2021 and 2020 was $197,651 and $591,867 and $179,042 and $565,180, respectively.
    Supplemental information related to leases for the nine months ended September 30, 2021 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$534,073
Weighted-average remaining lease term - operating leases	4.1 years
Weighted-average discount rate - operating leases	6%
    Future minimum lease commitments under non-cancellable operating leases as of September 30, 2021 were as follows:

Operating Leases
Year 1	$181,566
Year 2	733,693
Year 3	744,981
Year 4	298,980
Year 5	108,762
Thereafter	331,128
Total lease payments	2,399,110
Less: imputed interest	290,665
Total	$2,108,445

Note 9. Stock-Based Compensation

Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of September 30, 2021, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2021 was 710,068.
Stock option activity for the nine months ended September 30, 2021 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	2,496,242	$0.71-$10.33	$1.94	7.37 years	$731,744
Granted	208,000	$1.75	$1.75
Exercised	—
Canceled and forfeited	(253,500)	$2.60	$2.60
Outstanding, September 30, 2021	2,450,742	$0.71-$10.33	$1.86	7.62 years	$1,608,837
Exercisable, September 30, 2021	794,533		$3.48		$163,557
Vested and expected to vest, September 30, 2021	2,202,311		$1.95		$1,392,045

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Consolidated stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was $56,889 and $150,655 and $50,582 and $132,312, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At September 30, 2021 the total compensation cost related to unvested stock option awards not yet recognized is $506,958 and this amount will be recognized over a weighted average period of 2.01 years.

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
    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy.

September 30, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$131,242	$—	$131,242	$—
Total recurring fair value measurements	$131,242	$—	$131,242	$—

December 31, 2020		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$118,084	$—	$118,084	$—
Total recurring fair value measurements	$118,084	$—	$118,084	$—

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the nine months ended September 30, 2021 and 2020:

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gain	18,749
Fair value at September 30, 2021	$131,242

Fair value at December 31, 2019	$216,487
Unrealized loss	(98,403)
Fair value at September 30, 2020	$118,084
During the nine months ended September 30, 2021, we received net proceeds of $11,637 from the sale of 93,187 shares of Eurosite Power, Inc. common stock, and recognized a realized gain of $6,046 which is included in other income (expense), net in the condensed consolidated statements of operations.

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
Paycheck Protection Program Loan
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
On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The loan forgiveness is expected to be nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Paycheck Protection Program Second Draw Loan
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster Bank, N.A. in the amount of $1,874,269 pursuant to the CARES Act. The loan was guaranteed by the SBA. Interest on the loan balance was at the rate of 1% per year, and repayment of the loan balance could be deferred until June 5, 2022. If not forgiven in accordance with the CARES Act, as amended, the loan was repayable in forty-four (44) monthly installments of $43,400 beginning July 5, 2022 with final payment due on February 5, 2026. The loan could be prepaid at any time without penalty. The loan agreement and promissory note included customary provisions for a loan of this type, including prohibitions on our payment of dividends or repurchase of shares of our common stock while the loan remains outstanding. The loan agreement and promissory note defines events of default to include, among other things, payment defaults, breaches of provisions of the loan agreement or the promissory note and cross-defaults on other loans, if applicable.
On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. We have accounted for the loan forgiveness of $1,885,655 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The loan forgiveness is expected to be nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
Note 12. Commitments and Contingencies
    We guarantee certain obligations of EuroSite Power Inc, a former subsidiary of American DG Energy Inc. These guarantees include a payment performance guarantee in respect of collateralized equipment financing loans, with a remaining principal amount outstanding subject to the guarantee at September 30, 2021 of approximately $656 and certain guarantees of performance in respect of certain customer contracts. Based on current conditions, we do not believe there to be any amounts probable of payment by us under any of the guarantees and have estimated the value associated with the non-contingent aspect of the guarantees is approximately $7,000 which is recorded as a liability in the condensed consolidated balance sheets.
Note 13. Segments
    As of September 30, 2021, we were organized into two operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2021 and 2020:

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended September 30, 2021

Revenue - external customers	$4,700,576	$315,292	$—	$5,015,868
Intersegment revenue	48,111	—	(48,111)	—
Total revenue	$4,748,687	$315,292	$(48,111)	$5,015,868
Gross profit	$2,197,161	$144,774	$—	$2,341,935
Identifiable assets	$28,079,758	$4,400,992	$—	$32,480,750

Three Months Ended September 30, 2020

Revenue - external customers	$6,831,012	$368,695	$—	$7,199,707
Intersegment revenue	77,514	—	(77,514)	—
Total revenue	$6,908,526	$368,695	$(77,514)	$7,199,707
Gross profit	$2,615,657	$171,087	$—	$2,786,744
Identifiable assets	$21,031,221	$2,877,859	$11,338,685	$35,247,765

Nine Months Ended September 30, 2021

Revenue - external customers	$15,878,683	$1,339,448	$—	$17,218,131
Intersegment revenue	236,155	—	(236,155)	—
Total revenue	$16,114,838	$1,339,448	$(236,155)	$17,218,131
Gross profit	$7,593,267	$542,515	$—	$8,135,782
Identifiable assets	$28,079,758	$4,400,992	$—	$32,480,750

Nine Months Ended September 30, 2020

Revenue - external customers	$21,201,579	$1,395,886	$—	$22,597,465
Intersegment revenue	309,224	—	(309,224)	—
Total revenue	$21,510,803	$1,395,886	$(309,224)	$22,597,465
Gross profit	$7,976,904	$507,998	$—	$8,484,902
Identifiable assets	$21,031,221	$2,877,859	$11,338,685	$35,247,765

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 14. Subsequent Events
    We have evaluated subsequent events through the date of this filing and determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Developments

Paycheck Protection Program Loan
On April 17, 2020, we obtained an unsecured loan in the principal amount of $1,874,200 from Webster Bank, NA ("Webster") under the Paycheck Protection Program adopted pursuant to the Coronavirus Aid, Relief and Economic Recovery Act, as amended ("CARES Act"). The loan was forgivable if the proceeds were utilized by us for payroll, utilities, and rent expenses. On January 19, 2021 we received confirmation from Webster that the Paycheck Protection Program Loan in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full effective as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the nine months ended September 30, 2021.
Paycheck Protection Program Second Draw Loan
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster in the amount of $1,874,269 in connection with the Paycheck Protection Program pursuant to the CARES Act. The loan is guaranteed by the United States Small Business Administration. On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. The loan forgiveness of $1,885,655 was accounted for as debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2021.

TECOGEN INC.
Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. In addition, the availability of the ERC was permitted to entities that received a Paycheck Protection Loan subject to certain conditions. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipts tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC (rather than just wages paid to employees not providing services). During the three and nine months ended September 30, 2021, we recorded ERC benefits of $562,253 and $1,276,021 and, respectively in other income (expense), net in our condensed consolidated statements of operations.

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
We have made every effort to keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. Our service centers have continued to operate due to our essential services designation, however from time to time our service personnel have been unable to perform maintenance services for customers that temporarily ceased or reduced operations at facilities served by our equipment, and certain customers closed their operations, reducing the amount of energy produced and sold to customers during these periods. During the nine-month period ended September 30, 2021, we did see a recovery in our energy production revenues as normal business operations are beginning to resume due to the lifting of government-imposed COVID-19 restrictions. During the pandemic we have also experienced slower payments from certain customers. These business interruptions resulted in reductions in service and installation revenue, energy production revenue, and margins in the affected portions of our business.

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

TECOGEN INC.
Results of Operations

Third Quarter of 2021 Compared to Third Quarter of 2020

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues	100.0%	100.0%
Cost of sales	53.3%	61.3%
Gross profit	46.7%	38.7%
Operating expenses
General and administrative	49.3%	32.2%
Selling	13.1%	7.8%
Research and development	2.4%	1.5%
Total operating expenses	64.8%	41.6%
Loss from operations	(18.1)%	(2.9)%
Total other income (expense), net	47.9%	(0.1)%
Consolidated net income (loss)	29.7%	(3.1)%
Income attributable to the non-controlling interest	(0.4)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	29.2%	(3.2)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$1,446,001	$1,889,941	$(443,940)	(23.5)%
Chiller	383,100	769,694	(386,594)	(50.2)%
Engineered accessories	42,231	45,787	(3,556)	(7.8)%
Total product revenues	1,871,332	2,705,422	(834,090)	(30.8)%
Services
Maintenance services	2,766,168	2,611,904	154,264	5.9%
Installation services	63,076	1,513,686	(1,450,610)	(95.8)%
Total service revenues	2,829,244	4,125,590	(1,296,346)	(31.4)%
Products and services	4,700,576	6,831,012	(2,130,436)	(31.2)%
Energy production revenues	315,292	368,695	(53,403)	(14.5)%
Total revenues	$5,015,868	$7,199,707	$(2,183,839)	(30.3)%

    Total revenues for the three months ended September 30, 2021 were $5,015,868 compared to $7,199,707 for the same period in 2020, a decrease of $2,183,839 or 30.3% year over year.

TECOGEN INC.

    Products and Services

    Product revenues in the three months ended September 30, 2021 were $1,871,332 compared to $2,705,422 for the same period in 2020, a decrease of $834,090, or 30.8%. The decrease in revenue during the three months ended September 30, 2021 is due primarily to a decrease in cogeneration sales of $443,940 due to decreased unit volume, a decrease in chiller sales of $386,594 due to decreased unit volume and, to a lesser extent, a decrease in sales of engineered accessories of $3,556. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment were impacted as energy and other construction projects were delayed due to the COVID-19 pandemic. Further, in the three months ended September 30, 2021 we experienced supply chain delays which impacted our product sales.
    Service revenues in the three months ended September 30, 2021 were $2,829,244, compared to $4,125,590 for the same period in 2020, a decrease of $1,296,346, or 31.4%. The decrease in revenue during the three months ended September 30, 2021 is due primarily to a decrease in installation revenues of $1,450,610, offset partially by an increase of $154,264, or 5.9%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects.

    Energy Production

    Energy production revenues in the three months ended September 30, 2021 were $315,292, compared to $368,695 for the same period in 2020, a decrease of $53,403, or 14.5%. The decrease in energy production revenue is a consequence of certain energy production sites that are not fully operational or have permanently closed. For sites that have not permanently closed, energy production revenues at these sites decreased 7.6% in the three months ended September 30, 2021 compared to the same period in 2020.

Cost of Sales

    Cost of sales in the three months ended September 30, 2021 was $2,673,933 compared to $4,412,963 for the same period in 2020, a decrease of $1,739,030, or 39.4%. The decrease in cost of sales is due to the reduction of Products and Services revenues and their related cost of sales. During the three months ended September 30, 2021 our gross margin increased to 46.7% compared to 38.7% for the same period in 2020, a 8.0% percentage point increase. The increase in the gross margin percentage is due to higher margin on both our cogeneration and chiller products due to higher sales prices and lower warranty costs, and an overall change in sales mix to increased higher margin service contract revenue.

    Products and Services

    Cost of sales for products and services in the three months ended September 30, 2021 was $2,503,415 compared to $4,215,355 for the same period in 2020, a decrease of $1,711,940, or 40.6%. During the three months ended September 30, 2021, our products and services gross margin was 46.7% compared to 38.3% for the same period in 2020, an 8.4% percentage point increase. The increase in products and services gross margin is due primarily to a shift in revenue mix to proportionately higher service maintenance revenues and lower installation activities in the three months ended September 30, 2021 compared to the same period in 2020.

    Energy Production

    Cost of sales for energy production in the three months ended September 30, 2021 was $170,518 compared to $197,608 for the same period in 2020, a decrease of $27,090, or 13.7%. During the three months ended September 30, 2021 our energy production gross margin decreased to 46.0% compared to 46.4% for the same period in 2020, a 0.4% percentage point decrease. The decrease in the energy production gross margin is due to decreased runtime at our energy production sites in the three months ended September 30, 2021 compared to the same period in 2020.

TECOGEN INC.

Operating Expenses

Operating expenses increased $258,207, or 8.6%, to $3,252,106 in the three months ended September 30, 2021 compared to $2,993,899 in the same period in 2020.

	Three Months Ended
Operating Expenses	September 30, 2021	September 30, 2020	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,473,190	$2,318,789	$154,401	6.7%
Selling	656,885	563,857	93,028	16.5%
Research and development	122,031	111,253	10,778	9.7%
Total	$3,252,106	$2,993,899	$258,207	8.6%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2021 were $2,473,190 compared to $2,318,789 for the same period in 2020, an increase of $154,401 or 6.7%. General and administrative expenses increased due to a $92,669 increase in payroll and payroll related costs, a $52,000 increase in bad debt expense and a $25,795 increase in depreciation and amortization expense, partially offset by a $20,786 decrease in legal expense.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2021 were $656,885 compared to $563,857 for the same period in 2020, an increase of $93,028 or 16.5%. The increase is due to higher sales commissions which increased $118,934 due to proportionately higher sales agent product sales and decreased royalty expense which decreased $5,165 due to decreased InVerde cogeneration sales.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2021 were $122,031 compared to $111,253 for the same period in 2020, an increase of $10,778 or 9.7%.

Loss from Operations

    Our loss from operations for the three months ended September 30, 2021 was $910,171 compared to a loss of $207,155 for the same period in 2020, an increase of $703,016. The increase in our loss from operations is due primarily to the lower revenue for our Products and Services Segment and our Energy Production Segment and a $258,207 increase in operating expenses.

Other Income (Expense), net

    Other income, net for the three months ended September 30, 2021 was $2,401,758 compared to other expense, net of $4,857 for the same period in 2020, an increase of $2,406,615. The increase in other income in the three months ended September 30, 2021 is due primarily to the gain on the extinguishment of debt of $1,885,655 as a result of the Paycheck Protection Program Second Draw Loan forgiveness, the recognition of the Employee Retention Credit of $562,253 for the third calendar quarter of 2021, a $990 decrease in interest expense and partially offset by an increase in the unrealized loss on investment securities of $37,497 compared to the same period in 2020. The reduction in interest expense is due to the May 2020 termination of our Credit Agreement with Webster Business Credit Corporation. See Note 11. "Revolving Line of Credit and Notes Payable" to our unaudited condensed consolidated financial statements for the period ended September 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended September 30, 2021 and 2020 was $3,000 and $9,397, respectively and represents estimated income tax payments, net of refunds to various states.

TECOGEN INC.
Non-controlling Interest

    Income attributable to the non-controlling interest was $21,890 for the three months ended September 30, 2021 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2020, income attributable to the non-controlling interest was $10,511.

Net Income (Loss) Attributable to Tecogen Inc

    The net income (loss) attributable to Tecogen for the three months ended September 30, 2021 was net income of $1,466,697 compared to a net loss of $231,920 for the same period in 2020, an improvement of $1,698,617, or 732.4%.The improvement is due primarily to the extinguishment of debt associated with the forgiveness of the Paycheck Protection Program Second Draw loan and recognition of the Employee Retention Credit in the three months ended September 30, 2021.

Net Income (Loss) per Share

The net income (loss) per share, basic and diluted, for the three months ended September 30, 2021 was net income per share of $0.06 compared to net loss per share of $0.01 for the same period in 2020. Weighted average shares outstanding used to calculate basic and diluted earnings per share for the three months ended September 30, 2021 were 24,850,261 and 25,154,905 shares, respectively, and for the same period in 2020 were 24,850,261 and 24,850,261 shares, respectively.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenues	100.0%	100.0%
Cost of sales	52.7%	62.5%
Gross profit	47.3%	37.5%
Operating expenses
General and administrative	42.8%	33.8%
Selling	10.2%	8.9%
Research and development	2.2%	2.8%
Total operating expenses	55.1%	45.6%
Loss from operations	(7.9)%	(8.1)%
Total other income (expense), net	29.3%	(0.9)%
Consolidated net income (loss)	21.3%	(9.1)%
Income attributable to the non-controlling interest	(0.2)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	21.1%	(9.2)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

TECOGEN INC.

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$2,542,962	$8,234,423	$(5,691,461)	(69.1)%
Chiller	2,929,411	518,485	2,410,926	465.0%
Engineered accessories	967,608	790,408	177,200	22.4%
Total product revenues	6,439,981	9,543,316	(3,103,335)	(32.5)%
Services
Maintenance services	8,613,377	7,533,072	1,080,305	14.3%
Installation services	825,325	4,125,191	(3,299,866)	(80.0)%
Total service revenues	9,438,702	11,658,263	(2,219,561)	(19.0)%
Products and services	15,878,683	21,201,579	(5,322,896)	(25.1)%
Energy production revenues	1,339,448	1,395,886	(56,438)	(4.0)%
Total revenues	$17,218,131	$22,597,465	$(5,379,334)	(23.8)%

    Total revenues for the nine months ended September 30, 2021 were $17,218,131 compared to $22,597,465 for the same period in 2020, a decrease of $5,379,334 or 23.8% year over year primarily due to a $5,322,896 decrease in Products and Services revenue due to decreased cogeneration sales and installation revenue.

    Products and Services

    Product revenues in the nine months ended September 30, 2021 were $6,439,981 compared to $9,543,316 for the same period in 2020, a decrease of $3,103,335, or 32.5%.This decrease is due primarily to a decrease in cogeneration sales of $5,691,461 due to decreased unit volume, partially offset by an increase in chiller sales of $2,410,926 due to increased unit volume and increased sales of engineered accessories of $177,200. Chiller sales in the first quarter of 2020 were negatively impacted by the return of chiller products of approximately $655,000. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment and were negatively impacted as energy and other construction projects were delayed due to the COVID-19 pandemic. Further, in the nine months ended September 30, 2021 we experienced supply chain delays which impacted our product sales.
    Service revenues in the nine months ended September 30, 2021 were $9,438,702, compared to $11,658,263 for the same period in 2020, a decrease of $2,219,561, or 19.0%. The decrease in the nine months ended September 30, 2021 is due primarily to a decrease in installation revenues of $3,299,866, offset partially by an increase of $1,080,305, or 14.3%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity can vary widely depending on the status of various projects.

    Energy Production

    Energy production revenues in the nine months ended September 30, 2021 were $1,339,448, compared to $1,395,886 for the same period in 2020, a decrease of $56,438, or 4.0%. The decrease in energy production revenue is a consequence of certain energy production sites that are not fully operational or have permanently close, partially offset by the revenue recognized from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019. Energy production revenue at sites permanently closed represented 4.1% of energy production revenue during the nine months ended September 30, 2020. For sites that have not permanently closed, energy production revenues at these sites decreased 1.7% in the nine months ended September 30, 2021 compared to the same period in 2020.

Cost of Sales

TECOGEN INC.
    Cost of sales in the nine months ended September 30, 2021 was $9,082,349 compared to $14,112,563 for the same period in 2020, a decrease of $5,030,214, or 35.6%. The decrease in cost of sales is due to the reduction of Products and Services revenues and their related cost of sales. During the nine months ended September 30, 2021 our gross margin increased to 47.3% compared to 37.5% for the same period in 2020, a 9.8% percentage point increase. The increase in the gross margin percentage is due to higher margins on both our cogeneration and chiller products due to higher sales prices and lower warranty costs and an overall change in sales mix to increased higher margin service contract revenue.

    Products and Services

    Cost of sales for products and services in the nine months ended September 30, 2021 was $8,285,416 compared to $13,224,675 for the same period in 2020, a decrease of $4,939,259, or 37.3%. During the first nine months of 2021, our products and services gross margin was 47.8% compared to 37.6% for the same period in 2020, a 10.2% percentage point increase. The increase in services gross margin is due primarily to a shift in revenue mix to proportionately higher service maintenance revenues and lower installation activities in the nine months ended September 30, 2021 compared to the same period in 2020.

    Energy Production

    Cost of sales for energy production in the nine months ended September 30, 2021 was $796,933 compared to $887,888 for the same period in 2020, a decrease of $90,955, or 10.2%. During the first nine months of 2021 our energy production gross margin increased to 40.6% compared to 36.4% for the same period in 2020, a 4.2% percentage point increase. The increase in the energy production gross margin is due to improved site operational efficiency, decreased contract maintenance costs and the reduced cost of natural gas due to decreased therms used in the nine months ended September 30, 2021 compared to the same period in 2020 and the revenue from our share of the bi-annual excess cash flows from energy production contracts we sold in the first quarter of 2019.

Operating Expenses

Operating expenses decreased $814,854, or 7.9%, to $9,494,518 in the nine months ended September 30, 2021 compared to $10,309,372 in the same period in 2020.

	Nine Months Ended
Operating Expenses	September 30, 2021	September 30, 2020	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$7,365,495	$7,645,729	$(280,234)	(3.7)%
Selling	1,747,959	2,022,027	(274,068)	(13.6)%
Research and development	381,064	641,616	(260,552)	(40.6)%
Total	$9,494,518	$10,309,372	$(814,854)	(7.9)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2021 were $7,365,495 compared to $7,645,729 for the same period in 2020, a decrease of $280,234 or 3.7%. General and administrative expenses decreased due to management's continued efforts to control overhead costs, resulting in a $268,379 decrease in payroll and payroll related costs, a $182,289 decrease in legal fees due to a reduction in abandoned patent application write-downs which decreased to $7,400 in the nine months ended September 30, 2021 compared to $179,944 in nine months ended September 30, 2020, and a $95,636 decrease in franchise taxes, partially offset by a $67,807 increase in depreciation and amortization expense, a $63,631 increase in business insurance expense, $51,650 increase in bad debt expense, $41,744 increase in audit and consulting fees and a $31,014 increase in occupancy expenses.

TECOGEN INC.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2021 were $1,747,959 compared to $2,022,027 for the same period in 2020, a decrease of $274,068 or 13.6%. The decrease is due to lower sales commissions which decreased $136,522 due to lower product sales, a $42,448 decrease in royalty expense due to decreased InVerde cogeneration sales, decreased travel and related expenses which decreased $42,690 due to COVID-19 travel curtailment and a $19,826 decrease in public relations expenses.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2021 were $381,064 compared to $641,616 for the same period in 2020, a decrease of $260,552 or 40.6%, as certain R&D projects were curtailed or stopped entirely as a consequence of COVID-19.

Loss from Operations

    Our loss from operations for the nine months ended September 30, 2021 was $1,358,736 compared to a loss of $1,824,470 for the same period in 2020, a decrease of $465,734. The decrease in our loss from operations is due primarily to the $814,854 decrease in operating expenses.

Other Income (Expense), net

    Other income, net for the nine months ended September 30, 2021 was $5,053,120 compared to other expense, net of $207,534 for the same period in 2020, an increase of $5,260,654. The increase in other income in the nine months ended September 30, 2021 is due primarily to the gain on the extinguishment of debt of $3,773,014 as a result of the Paycheck Protection Program Loan forgiveness, recognition of the Employee Retention Credit of 1,276,021 for the first, second and third quarters of 2021, and to a lesser extent, a $107,501 decrease in interest expense and an increase in the unrealized gain on investment securities of $117,152. The reduction in interest expense is due to the May 2020 termination of our Credit Agreement with Webster Business Credit Corporation. See Note 11. "Revolving Line of Credit and Notes Payable" to our unaudited condensed consolidated financial statements for the period ended June 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the nine months ended September 30, 2021 and 2020 was $18,991 and $27,791, respectively and represents estimated income tax payments, net of refunds to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $42,358 for the nine months ended September 30, 2021 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2020, income attributable to the non-controlling interest was $28,400.

Net Income (Loss) Attributable to Tecogen Inc

    The net income (loss) attributable to Tecogen for the nine months ended September 30, 2021 was net income of $3,633,035 compared to a net loss of $2,088,195 for the same period in 2020, an improvement of $5,721,230, or 274.0%. The improvement is due primarily to the extinguishment of debt associated with the Paycheck Protection Program and the Paycheck Protection Program Second Draw loans, recognition of the Employee Retention Credit and lower operating expenses.

Net Income (Loss) per Share

The net income (loss) per share, basic and diluted, for the nine months ended September 30, 2021 was net income per share of $0.15 and $0.14, respectively, compared to net loss per share of $0.08 and $0.08, respectively, for the same period in 2020. Weighted average shares outstanding used to calculate basic and diluted earnings per share for the nine months ended September 30, 2021 were 24,850,261 and 25,131,165 shares, respectively, and for the same period in 2020 were 24,850,257 and 24,850,257 shares, respectively.

TECOGEN INC.

Liquidity and Capital Resources

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2021	September 30, 2020	Increase (Decrease)
Operating activities	$171,996	$1,413,428	$(1,241,432)
Investing activities	(185,253)	(226,895)	41,642
Financing activities	1,874,269	(576,929)	2,451,198
Change in cash and cash equivalents	$1,861,012	$609,604	$1,251,408

Consolidated working capital at September 30, 2021 was $16,450,154 compared to $13,379,263 at December 31, 2020, an increase of $3,070,891, or 20.4%. Included in working capital were cash and cash equivalents of $3,351,231 at September 30, 2021, compared to $1,490,219 at December 31, 2020, an increase of $1,861,012, or 124.9%. The increase in working capital was the result of the receipt in February 2021 of a Second Draw Paycheck Protection Program loan in the amount of $1,874,269 and the forgiveness of the initial Paycheck Protection Program loan and the Second Draw Paycheck Protection Program loan during the nine months ended September 30, 2021.

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2021 was $171,996 compared to $1,413,428 of cash provided by operating activities for the same period in 2020 a decrease of $1,241,432, or 87.8% Our accounts receivable and unbilled revenue balances decreased to $7,728,737 and $3,842,282, respectively, at September 30, 2021 compared to $8,671,163 and $4,267,249 at December 31, 2020, providing $890,374 and $424,967 of cash due to timing of billing, shipments, and collections due in part to payment delays from certain of our customers due to COVID-19. In addition, our inventory increased $753,447 in the nine months ended September 30, 2021 due to supply chain issues which delayed product shipments that were anticipated in the nine months ended September 30, 2021.
Accounts payable decreased to $3,546,950 as of September 30, 2021 from $4,183,105 at December 31, 2020, using $636,156 in cash flow from operations. The decrease in accounts payable was due to reduced operating expenses. Deferred revenue increased as of September 30, 2021 compared to December 31, 2020, providing $691,867 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021 our investing activities used $185,253 in cash for the purchases of property, plant and equipment of $84,160, and purchases of intangible assets of $56,349, along with distributions to the 49% non-controlling interest holders of American DG New York LLC of $66,168, partially offset by the receipt of $11,637 in proceeds from the sale of investment securities and the receipt of $9,787 from the sale of assets. For the nine months ended September 30, 2020 cash used in investing activities was $226,895. The decrease in cash used by investing activities in the nine months ended September 30, 2020 is due to a $24,208 decrease in purchases of property, plant and equipment, a $66,903 decrease in investment in intangible assets, partially offset by a $24,428 increase in distributions to the non-controlling interest holders of American DG New York LLC.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021 our financing activities provided $1,874,269 compared to the use of cash of $576,929 for the same period in 2020. Our financing activities during the nine months ended September 30, 2021 consisted solely of our receipt of $1,874,269 under the Paycheck Protection Program Second Draw loan. Financing activities for the nine months ended September 30, 2020 included net payments on the line of credit of $2,452,329 and the proceeds of $1,874,200 received under the Paycheck Protection Program.

TECOGEN INC.
Backlog

As of September 30, 2021, our backlog of product and installation projects, excluding service contracts, was $8.1 million, consisting of $6.0 million of purchase orders received by us and $2.1 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Paycheck Protection Program Loan

On April 17, 2020, we obtained an unsecured loan in the principal amount of $1,874,200 from Webster Bank, NA ("Webster") under the Paycheck Protection Program adopted pursuant to the Coronavirus Aid, Relief and Economic Recovery Act, as amended ("CARES Act"). The loan was forgivable if the proceeds were utilized by us for payroll, utilities, and rent expenses. On January 19, 2021 we received confirmation from Webster that the Paycheck Protection Program Loan in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full effective as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as a debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the nine months ended September 30, 2021.
Paycheck Protection Program Second Draw Loan
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster in the amount of $1,874,269 in connection with the Paycheck Protection Program pursuant to the CARES Act. The loan is guaranteed by the United States Small Business Administration. On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. The loan forgiveness of $1,885,655 was accounted for as debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2021.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. The ERC is available through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. In addition, the availability of the ERC was permitted to entities that received a Paycheck Protection Loan subject to certain conditions. During each quarter in 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter. Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipts tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC (rather than just wages paid to employees not providing services). During the three and nine months ended September 30, 2021, we recorded ERC benefits of $562,253 and $1,276,021 and, respectively in other income (expense), net in our condensed consolidated statements of operations.

Liquidity

At September 30, 2021, we had cash and cash equivalents of $3,351,231, an increase of $1,861,012 or 124.9% from the cash and cash equivalents balance at December 31, 2020. During the nine months ended September 30, 2021, our revenues continued to be negatively impacted due to COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to

TECOGEN INC.
customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, together with the $1,874,269 of proceeds from our Paycheck Protection Program Second Draw loan and current and anticipated Employee Retention Credit will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program have provided liquidity for our business, and there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

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
Seasonality

The majority of our chilling systems sold will be operational for the summer. Our cogeneration sales are not generally affected by seasonality. Demand for our service team is higher in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September.

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
10.1
Letter from Webster Bank, NA dated September 13, 2021 regarding forgiveness of Second Draw Paycheck Protection Program Loan to Tecogen Inc. is herein incorporated by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on September 21, 2021

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

TECOGEN INC.
(Registrant)

Dated: November 10, 2021	By:	/s/ Benjamin Locke
Benjamin Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Financial Officer
(Principal Financial Officer)