Form 10-Q
period 2022-03-31
TECOGEN INC.
filed 2022-05-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of March 31, 2022, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2022

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,460,870	$3,614,463
Accounts receivable, net	7,631,611	8,482,286
Unbilled revenue	2,906,931	3,258,189
Employee retention credit	1,276,021	1,276,021
Inventories, net	7,756,737	7,764,989
Prepaid and other current assets	576,787	578,801
Total current assets	25,608,957	24,974,749
Long-term assets:
Property, plant and equipment, net	1,705,974	1,782,944
Right of use assets	1,716,737	1,869,210
Intangible assets, net	1,140,925	1,181,023
Goodwill	2,406,156	2,406,156
Other assets	185,222	148,140
TOTAL ASSETS	$32,763,971	$32,362,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,402,772	3,508,354
Accrued expenses	2,478,523	2,343,728
Deferred revenue	1,446,048	1,957,752
Lease obligations, current	653,176	641,002
Unfavorable contract liability, current	295,065	330,032
Total current liabilities	9,275,584	8,780,868
Long-term liabilities:
Deferred revenue, net of current portion	215,931	208,456
Lease obligations, net of current portion	1,147,982	1,315,275
Unfavorable contract liability, net of current portion	816,690	929,474
Total liabilities	11,456,187	11,234,073
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at March 31, 2022 and December 31, 2021	24,850	24,850
Additional paid-in capital	57,112,566	57,016,859
Accumulated deficit	(35,744,212)	(35,833,621)
Total Tecogen Inc. stockholders’ equity	21,393,204	21,208,088
Non-controlling interest	(85,420)	(79,939)
Total stockholders’ equity	21,307,784	21,128,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,763,971	$32,362,222

 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Products	$3,939,481	$2,122,722
Services	2,917,280	3,281,144
Energy production	581,562	653,295
Total revenues	7,438,323	6,057,161
Cost of sales
Products	2,644,756	1,174,287
Services	1,366,752	1,537,603
Energy production	336,027	394,063
Total cost of sales	4,347,535	3,105,953
Gross profit	3,090,788	2,951,208
Operating expenses
General and administrative	2,473,903	2,453,853
Selling	501,091	510,203
Research and development	140,135	126,150
Gain on disposition of assets	(33,945)	—
Gain on termination of unfavorable contract liability	(71,375)	—
Total operating expenses	3,009,809	3,090,206
Income (loss) from operations	80,979	(138,998)
Other income (expense)
Other income (expense), net	(14,150)	(1,203)
Interest expense	(828)	(4,640)
Gain on extinguishment of debt	—	1,887,859
Gain on sale of investment securities	—	6,046
Unrealized gain on investment securities	37,497	37,497
Total other income (expense), net	22,519	1,925,559
Income before provision for state income taxes	103,498	1,786,561
Provision for state income taxes	3,930	8,058
Consolidated net income	99,568	1,778,503
Income attributable to the non-controlling interest	(10,159)	(11,796)
Net income attributable to Tecogen Inc.	$89,409	$1,766,707

Net income per share - basic	$0.00	$0.07
Net income per share - diluted	$0.00	$0.07
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	25,028,616	25,122,271

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2022 and 2021
(unaudited)

	Tecogen Inc. Stockholders
Three months ended March 31, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149
Stock based compensation expense			95,707			95,707
Distributions to non-controlling interest					(15,640)	(15,640)
Net income				89,409	10,159	99,568
Balance at March 31, 2022	24,850,261	$24,850	$57,112,566	$(35,744,212)	$(85,420)	$21,307,784

Three months ended March 31, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,242,484
Stock based compensation expense	—	—	39,085	—	—	39,085
Distributions to non-controlling interest	—	—	—	—	(18,176)	(18,176)
Net income	—	—	—	1,766,707	11,796	1,778,503
Balance at March 31, 2021	24,850,261	$24,850	$56,853,513	$(37,762,914)	$(48,703)	$19,066,746

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$99,568	$1,778,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	107,061	124,066
Gain on extinguishment of debt	—	(1,887,859)
Stock-based compensation	95,707	39,085
Gain on disposition of assets	(33,945)	—
Gain on sale of investment securities	—	(6,046)
Unrealized gain on investment securities	(37,497)	(37,497)
Gain on termination of unfavorable contract liability	(71,375)	—
Impairment of intangible asset	—	7,400
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	850,674	638,643
Unbilled revenue	351,259	122,814
Inventory	8,252	326,655
Prepaid expenses and other current assets	2,014	17,307
Other assets	152,888	(583,419)
Increase (decrease) in:
Accounts payable	894,418	(799,615)
Accrued expenses and other current liabilities	134,795	153,225
Deferred revenue	(504,229)	(97,937)
Other liabilities	(155,119)	574,447
Net cash provided by operating activities	1,894,471	369,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,873)	(16,098)
Proceeds from the sale of investment securities	—	11,637
Purchases of intangible assets	(16,220)	(5,682)
Proceeds from disposition of assets	64,669	—
Distributions to non-controlling interest	(15,640)	(18,176)
Net cash used in investing activities	(48,064)	(28,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,874,269
Net cash provided by financing activities	—	1,874,269
Change in cash and cash equivalents	1,846,407	2,215,722
Cash and cash equivalents, beginning of the period	3,614,463	1,490,219
Cash and cash equivalents, end of the period	$5,460,870	$3,705,941

Supplemental disclosures of cash flows information:
Cash paid for interest	$413	$—
Cash paid for taxes	$3,930	$8,058

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
    The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2021.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Section 2301(c)(2)(B) of the CARES Act permits an employer to use an alternative quarter to calculate gross receipts and the employer may determine if the decline in gross receipt tests is met for a calendar quarter in 2021 by comparing its gross receipts for the immediately preceding calendar quarter with those for the corresponding calendar quarter in 2019. Accordingly, for the first quarter of 2021, we elected to use our gross receipts for the fourth calendar quarter of 2020 compared to our gross receipts for the fourth calendar quarter of 2019. As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021, excluding the wages that were applied to the Paycheck Protection Loan Second Draw, were eligible for the ERC. Wages used towards PPP loan forgiveness cannot be used as qualified wages for purposes of the ERC
Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•We incurred payroll costs to retain employees
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits
A current receivable in the amount of $1,276,021 is included in our condensed consolidated balance sheet as of March 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Note 2. Revenue

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. We have elected to exclude from revenue any value-added sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we historically recorded shipping and handling fees and value-added taxes. Incremental costs incurred by us to obtain a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue

In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Products and Services	Energy Production	Total
Products	$3,939,481	$—	$3,939,481
Installation services	20,109	—	20,109
Maintenance services	2,897,171	—	2,897,171
Energy production	—	581,562	581,562
Total revenue	$6,856,761	$581,562	$7,438,323

	Three Months Ended March 31, 2021
	Products and Services	Energy Production	Total
Products	$2,122,722	$—	$2,122,722
Installation services	517,696	—	517,696
Maintenance services	2,763,448	—	2,763,448
Energy production	—	653,295	653,295
Total revenue	$5,403,866	$653,295	$6,057,161

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the three months ended March 31, 2022 that was included in unbilled revenue at the end of the period. Approximately $1,064,545 was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the three ended months March 31, 2022 that was included in deferred revenue at the beginning of the period was approximately $434,571.

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
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 million. We expect to recognize revenue of approximately 92.9% of the remaining performance obligations over the next 24 months, 90.4% recognized in the first 12 months and 2.5% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income Per Common Share
Basic and diluted income per share for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income available to stockholders	$89,409	$1,766,707

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	178,355	272,010
Weighted average shares outstanding - Diluted	25,028,616	25,122,271

Basic income per share	$0.00	$0.07
Diluted income per share	$0.00	$0.07

Anti-dilutive shares underlying stock options outstanding	928,271	777,296

Note 4.	Inventories, net
Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$7,211,826	$7,072,991
Less: reserves	(381,000)	(381,000)
Raw materials, net	$6,830,826	$6,691,991
Work-in-process	402,715	549,802
Finished goods	523,196	523,196
Total inventories, net	$7,756,737	$7,764,989

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2022	December 31, 2021
Energy systems	1 - 15 years	$3,478,824	$3,556,488
Machinery and equipment	5 - 7 years	1,506,919	1,463,153
Furniture and fixtures	5 years	196,007	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,841,404	5,872,993
Less - accumulated depreciation and amortization		(4,135,430)	(4,090,049)
		$1,705,974	$1,782,944
* Lesser of estimated useful life of asset or lease term

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2022 and 2021 was $126,792 and $160,556, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2022 and December 31, 2021 we had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2022			December 31, 2021
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(546,094)	$231,371	$765,850	$(532,676)	$233,174
Patents	875,626	(337,696)	537,930	871,021	(314,997)	556,024
Developed technology	240,000	(144,000)	96,000	240,000	(140,000)	100,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(37,705)	226,231	263,936	(28,279)	235,657
Favorable contract asset	384,465	(361,968)	22,497	384,465	(355,193)	29,272
	$2,568,388	$(1,427,463)	$1,140,925	$2,552,168	$(1,371,145)	$1,181,023

Intangible liability
Unfavorable contract liability	$2,903,419	$(1,791,664)	$1,111,755	$3,056,655	$(1,797,149)	$1,259,506

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2022 and 2021 was $50,795 and $42,890. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the three months ended March 31, 2022 and 2021 was $70,526 and $79,053, respectively

Favorable/Unfavorable Contract Assets and Liabilities

The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of March 31, 2022 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$199,518	$(288,741)	$(89,223)
Year 2	195,929	(239,891)	(43,962)
Year 3	179,372	(147,725)	31,647
Year 4	175,602	(114,043)	61,559
Year 5	170,801	(79,359)	91,442
Thereafter	185,113	(234,302)	(49,189)
Total	$1,106,335	(1,104,061)	$2,274

We recognized a gain on termination of unfavorable contract liability of $71,375 in three months ended March 31, 2022 due to the closing of certain energy production sites.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. In October 2021 the minimum guarantee with respect to one of the energy purchase agreements was modified by reducing the guaranteed minimum collections by $35,000 per year, the guaranteed minimum collection amount associated with one site that was sold by the customer. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of March 31, 2022 we do not expect to make any material payments under the guarantee. At March 31, 2022, our obligation under the energy production contracts was $3,911.
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
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2022 and 2021 was $196,979 and and $195,273, respectively.

Supplemental information related to leases for the three months ended March 31, 2022 was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$181,661	$171,502
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$721,429
Weighted-average remaining lease term - operating leases	3.80 years	4.50 years
Weighted-average discount rate - operating leases	6%	6%
Supplemental information related to operating leases as of March 31, 2022 and December 31, 2021 was as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,716,737	$1,869,210

Operating lease liability, current	$653,176	$641,002
Operating lease liability, long-term	1,147,982	1,315,275
Total operating lease liability	$1,801,158	$1,956,277

    Future minimum lease commitments under non-cancellable operating leases as of March 31, 2022 were as follows:

Operating Leases
Year 1	$552,222
Year 2	745,244
Year 3	299,248
Year 4	108,785
Year 5	102,978
Thereafter	228,150
Total lease payments	2,036,627
Less: imputed interest	235,469
Total	$1,801,158

Note 9. Stock-Based Compensation

Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of March 31, 2022, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2022 was 42,643.
During the three months ended March 31, 2022, we granted nonqualified options to purchase an aggregate of 726,650 shares of common stock at $1.10 per share to certain officers and employees. These options have a vesting schedule of two years and expire in ten years. The fair value of the options issued in 2022 was $304,550. The weighted-average grant date fair value of stock options granted during 2022 was $0.42 per share.
We adopted the 2022 Stock Incentive Plan (the "2022 Plan"), under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. We have reserved 3,800,000 shares of our common stock for issuance pursuant to awards under the 2022 Plan.
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The adoption of the 2022 Plan is subject to approval by our shareholders. As of March 31, 2022, there have been no grants issued under the 2022 Plan.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Stock option activity for the three months ended March 31, 2022 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,386,842	$0.71-$10.33	$1.81	7.56 years	$731,744
Granted	726,650	$1.10-$1.13	$1.10
Exercised	—
Canceled and forfeited	(4,525)	$1.10-$4.50	$1.63
Outstanding, March 31 2022	3,108,967	$0.71-$10.33	$1.64	7.90 years	$1,751,592
Exercisable, March 31, 2022	731,592		$3.52		$139,485
Vested and expected to vest, March 31, 2022	2,752,361		$1.72		$1,509,777
Consolidated stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $95,707 and $39,085, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At March 31, 2022 the total compensation cost related to unvested stock option awards not yet recognized is $676,437 and this amount will be recognized over a weighted average period of 1.74 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2022 and 2021 by level within the fair value hierarchy.

March 31, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

March 31, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$149,990	$—	$149,990	$—	$37,497
Total recurring fair value measurements	$149,990	$—	$149,990	$—	$37,497

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended March 31, 2022 and 2021:

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at March 31, 2022	$112,492

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gains	37,497
Fair value at March 31, 2021	$149,990

Note 11. Notes Payable

Paycheck Protection Program Loan
On April 17, 2020, we obtained an unsecured loan through Webster Bank, N.A. in the amount of $1,874,200 in connection with the Paycheck Protection Program pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as amended ("CARES Act”) administered by the United States Small Business Administration ("SBA").

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan issued to us pursuant to the CARES Act, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2021. The loan forgiveness is nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
Paycheck Protection Program Second Draw Loan
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster Bank, N.A. in the amount of $1,874,269 pursuant to the CARES Act.
On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. We have accounted for the loan forgiveness of $1,885,655 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2021. The loan forgiveness is nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
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
Note 13. Segments
    As of March 31, 2022, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three months ended March 31, 2022 and 2021:

	Products and Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended March 31, 2022

Revenue - external customers	$6,856,761	$581,562	$—	$7,438,323
Intersegment revenue	95,253	—	(95,253)	—
Total revenue	$6,952,014	$581,562	$(95,253)	$7,438,323
Gross profit	$2,845,253	$245,535	$—	$3,090,788
Identifiable assets	$28,785,826	$3,978,145	$—	$32,763,971

Three months ended March 31, 2021

Revenue - external customers	$5,403,866	$653,295	$—	$6,057,161
Intersegment revenue	131,516	—	(131,516)	—
Total revenue	$5,535,382	$653,295	$(131,516)	$6,057,161
Gross profit	$2,691,976	$259,232	$—	$2,951,208
Identifiable assets	$26,997,887	$4,602,323	$—	$31,600,210
Note 14. Subsequent Events
    We have evaluated subsequent events through the date of this filing and determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.

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
As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC. Wages used towards PPP loan forgiveness cannot be used as qualified wages for purposes of the ERC
A current receivable in the amount of $1,276,021 is included in our condensed consolidated balance sheet as of March 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Air Cooled Chiller Development
During Q3 2021 we began development of a hybrid air-cooled chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We expect to have a prototype completed by Q4 2022 and expect to see incremental revenue in 2023. A provisional patent based on this concept has been filed with the US Patent and Trademark Office.

TECOGEN INC.
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

Impact of the Russian Invasion of Ukraine

Presently the company has no operations or customers in Russia or the Ukraine. The higher energy prices for natural gas as a result of the war may affect the performance of our Energy Production Segment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Overview

Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been adapted to run on natural gas. In some cases, our customers may choose to have us engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because, in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide an opportunity for the facility to incorporate the engine’s waste heat into onsite processes, such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and Engine driven chillers (cooling plus heat ).

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

TECOGEN INC.
Results of Operations

First Quarter of 2022 Compared to First Quarter of 2021

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	100.0%	100.0%
Cost of sales	58.4%	51.3%
Gross profit	41.6%	48.7%
Operating expenses
General and administrative	33.3%	40.5%
Selling	6.7%	8.4%
Research and development	1.9%	2.1%
Gain on disposition of assets	(0.5)%	—%
Gain on termination of unfavorable contract liability	(1.0)%	—%
Total operating expenses	40.5%	51.0%
Income (loss) from operations	1.1%	(2.3)%
Total other income (expense), net	0.3%	31.8%
Consolidated net income	1.3%	29.4%
Income attributable to the non-controlling interest	(0.1)%	(0.2)%
Net income attributable to Tecogen, Inc.	1.2%	29.2%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$2,174,004	$46,645	$2,127,359	4,560.7%
Chiller	1,607,408	1,457,293	150,115	10.3%
Engineered accessories	158,069	618,784	(460,715)	(74.5)%
Total product revenues	3,939,481	2,122,722	1,816,759	85.6%
Services
Maintenance services	2,897,171	2,763,448	133,723	4.8%
Installation services	20,109	517,696	(497,587)	(96.1)%
Total service revenues	2,917,280	3,281,144	(363,864)	(11.1)%
Products and services	6,856,761	5,403,866	1,452,895	26.9%
Energy production revenues	581,562	653,295	(71,733)	(11.0)%
Total revenues	$7,438,323	$6,057,161	$1,381,162	22.8%

TECOGEN INC.
    Total revenues for the three months ended March 31, 2022 were $7,438,323 compared to $6,057,161 for the same period in 2021, an increase of $1,381,162 or 22.8% year over year.

    Products

    Product revenues in the three months ended March 31, 2022 were $3,939,481 compared to $2,122,722 for the same period in 2021, an increase of $1,816,759, or 85.6%. The increase in revenue during the three months ended March 31, 2022 is due primarily to an increase in cogeneration sales of $2,127,359 and an increase in chiller sales of $150,115, offset partially by a decrease in sales of engineered accessories of $460,715. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services

Service revenues in the three months ended March 31, 2022 were $2,917,280, compared to $3,281,144 for the same period in 2021, a decrease of $363,864, or 11.1%. The decrease in revenue during the three months ended March 31, 2021 is due primarily to a decrease in installation revenues of $497,587, offset partially by an increase of $133,723, or 4.8%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.

    Energy Production

    Energy production revenues in the three months ended March 31, 2022 were $581,562, compared to $653,295 for the same period in 2021, a decrease of $71,733, or 11.0%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the three months ended March 31, 2022 was $4,347,536 compared to $3,105,952 for the same period in 2021, an increase of $1,241,584, or 40.0%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on material costs. During the three months ended March 31, 2022 our gross margin decreased to 41.6% compared to 48.7% for the same period in 2021, a 7.1% percentage point decrease due to higher material costs.

    Products

Cost of sales for products in the three months ended March 31, 2022 was $2,644,756compared to $1,174,287 for the same period in 2021, an increase of $1,470,469, or 125.2% due to increased product revenue volume and higher material costs. During the three months ended March 31, 2022, our products gross margin was 32.9% compared to 44.7% for the same period in 2021, an 11.8% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

Services

Cost of sales for services in the three months ended March 31, 2022 was $1,366,752 compared to $1,537,603 for the same period in 2021, a decrease of $170,851, or 11.1%. During the three months ended March 31, 2022, our services gross margin was unchanged at 53.1% compared to the same period in 2021.

    Energy Production

    Cost of sales for energy production in the three months ended March 31, 2022 was $336,027 compared to $394,062 for the same period in 2021, a decrease of $58,035, or 14.7%. During the three months ended March 31, 2022 our energy production gross margin increased to 42.3% compared to 39.7% for the same period in 2021, a 2.6% percentage point increase. The increase in the energy production gross margin is due to increased runtime at our energy production sites in the three months ended March 31, 2022 compared to the same period in 2021.

Operating Expenses
Operating expenses decreased $80,397, or 2.6%, to $3,009,809 in the three months ended March 31, 2022 compared to $3,090,206 in the same period in 2021. The total operating expenses were lower due to the gain on the disposition of assets and the recognition of a gain on the termination of unfavorable contract liabilities due to the closing of certain energy production sites which reduced operating expense by $33,945 and $71,375, respectively.

TECOGEN INC.

	Three Months Ended
Operating Expenses	March 31, 2022	March 31, 2021	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,473,903	$2,453,853	$20,050	0.8%
Selling	501,091	510,203	(9,112)	(1.8)%
Research and development	140,135	126,150	13,985	11.1%
Gain on disposition of assets	(33,945)	—	(33,945)
Gain on termination of unfavorable contract liability	(71,375)	—	(71,375)
Total	$3,009,809	$3,090,206	$(80,397)	(2.6)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2022 were $2,473,903 compared to $2,453,853 for the same period in 2021, an increase of $20,050 or 0.8%.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2022 were $501,091 compared to $510,203 for the same period in 2021, a decrease of $9,112 or 1.8%.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2022 were $140,135 compared to $126,150 for the same period in 2021, an increase of $13,985 or 11.1%.

The gain on asset dispositions for three months ended March 31, 2022 of $33,945 represents the excess of insurance proceeds received over the net book value of assets for auto and property claims filed during the period.
A gain of $71,375 was recognized in three months ended March 31, 2022 due to a reduction in the Unfavorable Contract Liability associated with the closing of certain energy production sites.

Income from Operations

    Income from operations for the three months ended March 31, 2022 was $80,979 compared to a loss of $138,998 for the same period in 2021, an increase of $219,977. This increase is due primarily to the higher revenue for our Products Segment and a $80,397 decrease in operating expenses.

Other Income (Expense), net

    Other income, net for the three months ended March 31, 2022 was $22,519 compared to other expense, net of $1,925,559 for the same period in 2021, a decrease of $1,903,040. The decrease in other income is due primarily to the gain on the extinguishment of debt of $1,885,655 recognized in the three months ended March 31, 2021 as a result of the Paycheck Protection Program Loan forgiveness.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended March 31, 2022 and 2021 was $3,930 and $8,058, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $10,159 for the three months ended March 31, 2022 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2021, income attributable to the non-controlling interest was $11,796.

Net Income Attributable to Tecogen Inc

    The net income attributable to Tecogen for the three months ended March 31, 2022 was net income of $89,409 compared to a net income of $1,766,707 for the same period in 2021, a decrease of $1,677,298, or 94.9%. The decrease is due

TECOGEN INC.
primarily to the extinguishment of debt associated with the forgiveness of the Paycheck Protection Program Second Draw loan and recognition of the Employee Retention Credit in the three months ended March 31, 2021.

Liquidity and Capital Resources

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2022	March 31, 2021	Increase (Decrease)
Operating activities	$1,894,471	$369,772	$1,524,699
Investing activities	(48,064)	(28,319)	(19,745)
Financing activities	—	1,874,269	(1,874,269)
Change in cash and cash equivalents	$1,846,407	$2,215,722	$(369,315)

Consolidated working capital at March 31, 2022 was $16,333,373 compared to $16,193,881 at December 31, 2021, an increase of $139,492. Included in working capital were cash and cash equivalents of $5,460,870 at March 31, 2022, compared to $3,614,463 at December 31, 2021, an increase of $1,846,407, or 51.1%.

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31 2022 was $1,894,471 compared to $369,772 of cash provided by operating activities for the same period in 2021, an increase of $1,524,699, or 412.3% Our accounts receivable and unbilled revenue balances decreased to $7,631,611 and $2,906,931, respectively, at March 31, 2022 compared to $8,482,286 and $3,258,189 at December 31, 2021, providing $850,674 and $351,259 of cash respectively.
Accounts payable increased to $4,402,772 as of March 31, 2022 from $3,508,354 at December 31, 2021, providing $894,418 in cash flow from operations. The increase in accounts payable was due to increased material purchases due to higher product revenues. Deferred revenue increased as of March 31, 2022 compared to December 31, 2021, providing $504,229 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

During the three months ended March 31, 2022 we used $48,064 in cash from investing activities. We used $80,873 of cash to purchase property, plant and equipment, $16,220 to acquire intangible assets, and distributed $15,640 to the 49% non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $64,669 in insurance proceeds for the disposition of assets. For the three months ended March 31, 2021 cash used in investing activities was $28,319. During the three months ended March 31, 2021 we used $16,098 of cash to purchase property, plant and equipment, $5,682 to acquired intangible assets and, distributed $18,176 to the non-controlling interest holders of American DG New York LLC, partially offset by receipt of $11,637 in proceeds from the sale of investment securities

Cash Flows from Financing Activities

During the three months ended March 31, 2022 our financing activities provided $0 compared to $1,874,269 for the same period in 2021. Financing activities for the three months ended March 31, 2021 included the proceeds of $1,874,269 received under the Paycheck Protection Program Second Draw.

Backlog

As of March 31, 2022, our backlog of product and installation projects, excluding service contracts, was $9.4 million, consisting of $6.4 million of purchase orders received by us and $2.9 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

TECOGEN INC.
Paycheck Protection Program Loan

On April 17, 2020, we obtained an unsecured loan in the principal amount of $1,874,200 from Webster Bank, NA ("Webster") under the Paycheck Protection Program adopted pursuant to the Coronavirus Aid, Relief and Economic Recovery Act, as amended ("CARES Act"). On January 19, 2021 we received confirmation from Webster that the Paycheck Protection Program Loan in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full effective as of January 11, 2021. The loan forgiveness of $1,887,859 was accounted for as a debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the three months ended March 31, 2021.
Paycheck Protection Program Second Draw Loan
On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster in the amount of $1,874,269 in connection with the Paycheck Protection Program pursuant to the CARES Act. On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, as amended, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. The loan forgiveness of $1,885,655 was accounted for as debt extinguishment and is reported as a separate component of other income (expense), net in the condensed consolidated statements of earnings for the year ended December 31, 2021.

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
As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021, excluding the wages applied to the Paycheck Protection Program Second Draw Loan, were eligible for the ERC.
A current receivable in the amount of $1,276,021 is included in our condensed consolidated balance sheet as of March 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Liquidity

At March 31, 2022, we had cash and cash equivalents of $5,460,870, an increase of $1,846,407 or 51.1% from the cash and cash equivalents balance at December 31, 2021. During the three months ended March 31, 2022, our revenues continued to be negatively impacted due to COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to customer facility closures, in some cases for extended periods, a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.

Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, together anticipated Employee Retention Credit will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program have provided liquidity for our business, and there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

TECOGEN INC.

Significant Accounting Policies and Critical Estimates

Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent as discussed in our Annual Report on
Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022.
    See Note 1, Description of Business and Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Seasonality

The majority of our chilling systems sold will be operational for the summer. Demand for our service team is higher in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September. Our cogeneration sales are not generally affected by seasonality.

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

TECOGEN INC.
Item 1. Legal Proceedings
As of the date of the filing of this Report, we are not a party to any material pending legal proceedings and know of no contemplated governmental proceeding involving us. However, from time to time, we may be involved in ordinary routine litigation incidental to our business.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 ("2021 Form 10-K") The risks discussed in our 2021 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Tecogen Inc. 2022 Stock Incentive Plan adopted as of March 8, 2022 incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.2	Tecogen Inc. Policy Regarding Compensation of Non-Employee Directors filed with the Current Report on Form 8-K filed with the SEC on March 9, 2022.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: May 12, 2022	By:	/s/ Benjamin Locke
Benjamin Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Financial Officer
(Principal Financial Officer)