Form 10-Q
period 2022-06-30
TECOGEN INC.
filed 2022-08-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2022, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2022

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,831,107	$3,614,463
Accounts receivable, net	8,880,828	8,482,286
Unbilled revenue	2,141,132	3,258,189
Employee retention credit receivable	713,269	1,276,021
Inventories, net	8,203,093	7,764,989
Prepaid and other current assets	601,419	578,801
Total current assets	23,370,848	24,974,749
Long-term assets:
Property, plant and equipment, net	1,710,644	1,782,944
Right of use assets	1,561,757	1,869,210
Intangible assets, net	1,099,510	1,181,023
Goodwill	2,406,156	2,406,156
Other assets	184,809	148,140
TOTAL ASSETS	$30,333,724	$32,362,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,260,479	3,508,354
Accrued expenses	2,269,239	2,343,728
Deferred revenue	1,263,919	1,957,752
Lease obligations, current	665,310	641,002
Unfavorable contract liability, current	274,501	330,032
Total current liabilities	7,733,448	8,780,868
Long-term liabilities:
Deferred revenue, net of current portion	313,131	208,456
Lease obligations, net of current portion	974,751	1,315,275
Unfavorable contract liability, net of current portion	769,721	929,474
Total liabilities	9,791,051	11,234,073
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at June 30, 2022 and December 31, 2021	24,850	24,850
Additional paid-in capital	57,202,459	57,016,859
Accumulated deficit	(36,600,430)	(35,833,621)
Total Tecogen Inc. stockholders’ equity	20,626,879	21,208,088
Non-controlling interest	(84,206)	(79,939)
Total stockholders’ equity	20,542,673	21,128,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,333,724	$32,362,222
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
Revenues
Products	$3,010,115	$2,445,927
Services	3,050,191	3,328,314
Energy production	354,287	370,861
Total revenues	6,414,593	6,145,102
Cost of sales
Products	2,015,466	1,390,725
Services	1,473,586	1,679,386
Energy production	222,092	232,353
Total cost of sales	3,711,144	3,302,464
Gross profit	2,703,449	2,842,638
Operating expenses
General and administrative	2,824,832	2,438,452
Selling	503,601	580,871
Research and development	194,853	132,883
Gain on disposition of assets	(2,500)	—
Total operating expenses	3,520,786	3,152,206
Loss from operations	(817,337)	(309,568)
Other income (expense)
Other income (expense), net	(1,265)	(1,125)
Interest expense	(12,733)	(5,088)
Employee retention credit	—	713,268
Unrealized gain on investment securities	—	18,749
Total other income (expense), net	(13,998)	725,804
Income (loss) before provision for state income taxes	(831,335)	416,236
Provision for state income taxes	6,500	7,933
Consolidated net income (loss)	(837,835)	408,303
Income attributable to the non-controlling interest	(18,383)	(8,672)
Net income (loss) attributable to Tecogen Inc.	$(856,218)	$399,631

Net income (loss) per share - basic	$(0.03)	$0.02
Net income (loss) per share - diluted	$(0.03)	$0.02
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	25,125,210

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Revenues
Products	$6,949,596	$4,568,649
Services	5,967,471	6,609,458
Energy production	935,849	1,024,156
Total revenues	13,852,916	12,202,263
Cost of sales
Products	4,660,221	2,565,012
Services	2,840,338	3,216,989
Energy production	558,119	626,416
Total cost of sales	8,058,678	6,408,417
Gross profit	5,794,238	5,793,846
Operating expenses
General and administrative	5,298,735	4,892,305
Selling	1,004,692	1,091,074
Research and development	334,988	259,033
Gain on disposition of assets	(36,445)	—
Gain on termination of unfavorable contract liability	(71,375)	—
Total operating expenses	6,530,595	6,242,412
Loss from operations	(736,357)	(448,566)
Other income (expense)
Interest and other income (expense), net	(15,416)	(2,328)
Interest expense	(13,561)	(9,728)
Gain on extinguishment of debt	—	1,887,859
Employee retention credit	—	713,268
Gain on sale of investment securities	—	6,046
Unrealized gain (loss) on investment securities	37,497	56,246
Total other income (expense), net	8,520	2,651,363
Income (loss) before provision for state income taxes	(727,837)	2,202,797
Provision for state income taxes	10,430	15,991
Consolidated net income (loss)	(738,267)	2,186,806
Income attributable to non-controlling interest	(28,542)	(20,468)
Net income (loss) attributable to Tecogen Inc.	$(766,809)	$2,166,338

Net income (loss) per share - basic	$(0.03)	$0.09
Net income (loss) per share - diluted	$(0.03)	$0.09
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	25,102,470

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the For the Three and Six Months June 30, 2022 and 2021
(unaudited)

Three months ended June 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2022	24,850,261	$24,850	$57,112,566	$(35,744,212)	$(85,420)	$21,307,784
Stock based compensation expense			89,893			89,893
Distributions to non-controlling interest					(17,169)	(17,169)
Net loss				(856,218)	18,383	(837,835)
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)	$(84,206)	$20,542,673

Six months ended June 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149
Stock based compensation expense			185,600			185,600
Distributions to non-controlling interest					(32,809)	(32,809)
Net loss				(766,809)	28,542	(738,267)
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)	$(84,206)	$20,542,673

Three months ended June 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2021	24,850,261	$24,850	$56,853,513	$(37,762,914)	$(48,703)	$19,066,746
Stock based compensation expense	—	—	54,681	—	—	54,681
Distributions to non-controlling interest	—	—	—	—	(15,636)	(15,636)
Net income	—	—	—	399,631	8,672	408,303
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094

Six months ended June 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Stock based compensation expense	—	—	93,766	—	—	93,766
Distributions to non-controlling interest	—	—	—	—	(33,812)	(33,812)
Net income	—	—	—	2,166,338	20,468	2,186,806
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(738,267)	$2,186,806
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, net	217,718	241,470
Gain on extinguishment of debt	—	(1,887,859)
Employee retention credit	—	(713,268)
Stock-based compensation	185,600	93,766
Provision for doubtful accounts	46,000	—
Gain on disposition of assets	(36,445)	—
Gain on sale of investment securities	—	(6,046)
Unrealized gain on investment securities	(37,497)	(56,246)
Gain on termination of unfavorable contract liability	(71,375)	—
Impairment of intangible asset	—	7,400
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(444,541)	894,100
Employee retention credit receivable	562,752	—
Unbilled revenue	1,117,057	367,750
Inventory	(438,102)	357,072
Prepaid expenses and other current assets	(22,618)	(242,588)
Other assets	308,282	(537,197)
Increase (decrease) in:
Accounts payable	(247,876)	(1,585,368)
Accrued expenses and other current liabilities	(74,490)	290,342
Deferred revenue	(589,158)	(45,118)
Other liabilities	(316,217)	531,335
Net cash used in operating activities	(579,177)	(103,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(209,034)	(47,504)
Proceeds from the sale of investment securities	—	11,637
Purchases of intangible assets	(29,505)	(5,682)
Proceeds from disposition of assets	67,169	—
Distributions to non-controlling interest	(32,809)	(33,812)
Net cash used in investing activities	(204,179)	(75,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,874,269
Net cash provided by financing activities	—	1,874,269
Change in cash and cash equivalents	(783,356)	1,695,259
Cash and cash equivalents, beginning of the period	3,614,463	1,490,219
Cash and cash equivalents, end of the period	$2,831,107	$3,185,478

Supplemental disclosures of cash flows information:
Cash paid for interest	$12,733	$—
Cash paid for taxes	$10,430	$15,991

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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•We incurred payroll costs to retain employees
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of June 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claims from the first and second quarters of 2021.

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
    The following table further disaggregates our revenue by major source by segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Products	Services	Energy Production	Total
Products	$3,010,115	$—	$—	$3,010,115
Maintenance services	—	3,050,191	—	3,050,191
Energy production	—		354,287	354,287
Total revenue	$3,010,115	$3,050,191	$354,287	$6,414,593

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Products	Services	Energy Production	Total
Products	$6,949,596	$—	$—	$6,949,596
Installation services	—	20,109	—	20,109
Maintenance services	—	5,947,362	—	5,947,362
Energy production	—		935,849	935,849
Total revenue	$6,949,596	$5,967,471	$935,849	$13,852,916

	Three Months Ended June 30, 2021
	Products	Services	Energy Production	Total
Products	$2,445,927	$—	$—	$2,445,927
Installation services	—	244,553	—	244,553
Maintenance services	—	3,083,761	—	3,083,761
Energy production	—	0	370,861	370,861
Total revenue	$2,445,927	$3,328,314	$370,861	$6,145,102

	Six Months Ended June 30, 2021
	Products	Services	Energy Production	Total
Products	$4,568,649	$—	$—	$4,568,649
Installation services	—	762,249	—	762,249
Maintenance services	—	5,847,209	—	5,847,209
Energy production	—	—	1,024,156	1,024,156
Total revenue	$4,568,649	$6,609,458	$1,024,156	$12,202,263

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Amounts received but not recognized pending completion of performance are recognized as contract liabilities and are recorded as deferred revenue along with deposits by customers.

Services Segment
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
    We did not recognize any revenue during the six months ended June 30, 2022 that was included in unbilled revenue at the end of the period. Approximately $0 was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the six ended months June 30, 2022 that was included in deferred revenue at the beginning of the period was approximately $1,315,517.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million. We expect to recognize revenue of approximately 78.4% of the remaining performance obligations over the next 24 months, 61.8% recognized in the first 12 months and 16.6% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income Per Common Share
    Basic and diluted income (loss) per share for the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to stockholders	$(856,218)	$399,631	$(766,809)	$2,166,338

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	274,949	—	252,209
Weighted average shares outstanding - Diluted	24,850,261	25,125,210	24,850,261	25,102,470

Basic income (loss) per share	$(0.03)	$0.02	$(0.03)	$0.09
Diluted income (loss) per share	$(0.03)	$0.02	$(0.03)	$0.09

Anti-dilutive shares underlying stock options outstanding	925,396	985,296	925,396	777,296

Note 4.	Inventories, net
     Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$7,540,331	$7,072,991
Less: reserves	(381,000)	(381,000)
Raw materials, net	$7,159,331	$6,691,991
Work-in-process	401,601	549,802
Finished goods	642,161	523,196
Total inventories, net	$8,203,093	$7,764,989

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2022	December 31, 2021
Energy systems	1 - 15 years	$3,478,824	$3,556,488
Machinery and equipment	5 - 7 years	1,613,029	1,463,153
Furniture and fixtures	5 years	196,007	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,947,514	5,872,993
Less - accumulated depreciation and amortization		(4,236,870)	(4,090,049)
		$1,710,644	$1,782,944
* Lesser of estimated useful life of asset or lease term
    Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2022 and 2021 was $123,818 and $250,610 and $145,458 and $306,014, respectively. During the six months ended June 30, 2022, we received proceeds of $67,169 from the disposition of certain assets, realizing a gain of $36,445.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

    As of June 30, 2022 and December 31, 2021 we had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2022			December 31, 2021
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(559,162)	$218,303	$765,850	$(532,676)	$233,174
Patents	888,911	(360,300)	528,611	871,021	(314,997)	556,024
Developed technology	240,000	(148,000)	92,000	240,000	(140,000)	100,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(47,131)	216,805	263,936	(28,279)	235,657
Favorable contract asset	384,465	(367,570)	16,895	384,465	(355,193)	29,272
	$2,581,673	$(1,482,163)	$1,099,510	$2,552,168	$(1,371,145)	$1,181,023

Intangible liability
Unfavorable contract liability	$2,903,419	$(1,859,197)	$1,044,222	$3,056,655	$(1,797,149)	$1,259,506
    The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and six months ended June 30, 2022 and 2021 was $50,469 and $100,491 and $51,187 and $94,077, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the three and six months ended June 30, 2022 and 2021 was $62,857 and $133,383 and $79,569 and $158,622, respectively. During the six months ended June 30, 2021 we abandoned certain patent applications amounting to $7,400 and recorded an impairment charge in general and administrative expenses in the period.

Favorable/Unfavorable Contract Assets and Liabilities

    The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of June 30, 2022 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$200,712	$(272,512)	$(71,800)
Year 2	192,689	(230,226)	(37,537)
Year 3	180,127	(140,487)	39,640
Year 4	176,234	(100,629)	75,605
Year 5	172,622	(78,509)	94,113
Thereafter	147,209	(218,842)	(71,633)
Total	$1,069,593	(1,041,205)	$28,388

We recognized a gain on termination of unfavorable contract liability of $71,375 in the six months ended June 30, 2022 due to the closing of certain energy production sites.

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. In October 2021 the minimum guarantee with respect to one of the energy purchase agreements was modified by reducing the guaranteed minimum collections by $35,000 per year, the guaranteed minimum collection amount associated with one site that was sold by the customer. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of June 30, 2022 we do not expect to make any material payments under the guarantee. At June 30, 2022, our obligation under the energy production contracts was $3,911.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2022 and 2021 was $210,155 and $407,074 and $198,943 and $394,216, respectively.
    Supplemental information related to leases for the six months ended June 30, 2022 was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$365,509	$352,579
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$825,848
Weighted-average remaining lease term - operating leases	3.70 years	4.30 years
Weighted-average discount rate - operating leases	6%	6%
Supplemental information related to operating leases as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,561,757	$1,869,210

Operating lease liability, current	$665,310	$641,002
Operating lease liability, long-term	974,751	1,315,275
Total operating lease liability	$1,640,061	$1,956,277
    Future minimum lease commitments under non-cancellable operating leases as of June 30, 2022 were as follows:

Operating Leases
Year 1	$368,272
Year 2	743,118
Year 3	250,659
Year 4	105,426
Year 5	98,783
Thereafter	223,851
Total lease payments	1,790,109
Less: imputed interest	150,048
Total	$1,640,061

Note 9. Stock-Based Compensation

Stock-Based Compensation
    We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of June 30, 2022, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
    Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2022 was 66,518.
    During the six months ended June 30, 2022, we granted nonqualified options to purchase an aggregate of 726,650 shares of common stock at $1.10 per share to certain officers and employees. These options have a vesting schedule of two years and expire in ten years. The fair value of the options issued in 2022 was $304,550. The weighted-average grant date fair value of stock options granted during 2022 was $0.42 per share.
    We adopted the 2022 Stock Incentive Plan (the "2022 Plan"), under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. We have reserved 3,800,000 shares of our common stock for issuance pursuant to awards under the 2022 Plan. The adoption of the 2022 Plan was approved by our shareholders on June 9, 2022.
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
    During the six months ended June 30, 2022, we granted nonqualified options to purchase an aggregate of 125,000 shares of common stock at $1.20 per share to certain directors. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2022 was $62,500. The weighted-average grant date fair value of stock options granted during 2022 was $0.50 per share. The number of shares remaining available for future issuance under the 2022 Plan as of June 30, 2022 was 3,675,000.
Stock option activity for the six months ended June 30, 2022 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
December 31, 2021	2,386,842	$0.71-$10.33	$1.81	7.56 years	$697,935
Granted	851,650	$1.10-$1.20	$1.11
Exercised	—
Canceled and forfeited	(28,400)	$1.10-$4.50	$1.53
Outstanding, June 30, 2022	3,210,092	$0.71-$10.33	$1.63	7.73 years	$617,001
Exercisable, June 30, 2022	1,303,217		$2.47		$249,903
Vested and expected to vest, June 30, 2022	2,924,061		$1.68		$561,936
    Consolidated stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was $89,893 and $185,600 and $54,681 and $93,766, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
    At June 30, 2022 the total compensation cost related to unvested stock option awards not yet recognized is $640,245 and this amount will be recognized over a weighted average period of 1.71 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2022 and 2021 by level within the fair value hierarchy.

June 30, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

June 30, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$168,739	$—	$168,739	$—	$56,246
Total recurring fair value measurements	$168,739	$—	$168,739	$—	$56,246

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the six months ended June 30, 2022 and 2021:

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at June 30, 2022	$112,492

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gains	56,246
Fair value at June 30, 2021	$168,739

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan issued to us pursuant to the CARES Act, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported it as a separate component of other income (expense), net in the condensed consolidated statements of operations for the six months ended June 30, 2021. The loan forgiveness is nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
    Paycheck Protection Program Second Draw Loan
    On February 5, 2021, we obtained a Paycheck Protection Program Second Draw unsecured loan through Webster Bank, N.A. in the amount of $1,874,269 pursuant to the CARES Act.
    On September 20, 2021, we received a letter dated September 13, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Second Draw Loan issued to us pursuant to the CARES Act, in the original principal amount of $1,874,269 together with accrued interest of $11,386 was forgiven in full as of September 8, 2021. We have accounted for the loan forgiveness of $1,885,655 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported it as a separate component of other income (expense), net in the condensed consolidated statements of operations for the year ended December 31, 2021. The loan forgiveness is nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
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
Note 13. Segments
    As of June 30, 2022, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2022 and 2021:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended June 30, 2022

Revenue - external customers	$3,010,115	$3,050,191	$354,287	$—	$6,414,593
Intersegment revenue	—	62,415	—	(62,415)	—
Total revenue	$3,010,115	$3,112,606	$354,287	$(62,415)	$6,414,593
Gross profit	$994,649	$1,576,605	$132,195	$—	$2,703,449
Identifiable assets	$11,237,886	$9,799,483	$3,855,043	$5,441,312	$30,333,724

Six months ended June 30, 2022

Revenue - external customers	$6,949,596	$5,967,471	$935,849	$—	$13,852,916
Intersegment revenue	—	157,669	—	(157,669)	—
Total revenue	$6,949,596	$6,125,140	$935,849	$(157,669)	$13,852,916
Gross profit	$2,289,375	$3,127,133	$377,730	$—	$5,794,238
Identifiable assets	$11,237,886	$9,799,483	$3,855,043	$5,441,312	$30,333,724

Three months ended June 30, 2021

Revenue - external customers	$2,445,927	$3,328,314	$370,861	$—	$6,145,102
Intersegment revenue	—	56,988	—	(56,988)	—
Total revenue	$2,445,927	$3,385,302	$370,861	$(56,988)	$6,145,102
Gross profit	$1,055,202	$1,648,928	$138,508	$—	$2,842,638
Identifiable assets	$9,081,448	$11,575,860	$4,346,635	$6,315,299	$31,319,242

Six months ended June 30, 2021

Revenue - external customers	$4,568,649	$6,609,458	$1,024,156	$—	$12,202,263
Intersegment revenue	—	188,504	—	(188,504)	—
Total revenue	$4,568,649	$6,797,962	$1,024,156	$(188,504)	$12,202,263
Gross profit	$2,003,637	$3,392,469	$397,740	$—	$5,793,846
Identifiable assets	$9,081,448	$11,575,860	$4,346,635	$6,315,299	$31,319,242

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.
Note 14. Subsequent Events
    We have evaluated subsequent events through the date of this filing and determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.
Management's Discussion and Analysis

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
    As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC. Wages used towards PPP loan forgiveness cannot be used as qualified wages for purposes of the ERC
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of June 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Air Cooled Chiller Development
    During Q3 2021 we began development of a hybrid air-cooled chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We expect to have a prototype completed by Q1 2023 and expect to see incremental revenue in 2024. A patent application based on this concept has been filed with the US Patent and Trademark Office.

TECOGEN INC.
Management's Discussion and Analysis
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

Overview

    Tecogen designs, manufactures and sells industrial and commercial cogeneration systems that produce combinations of electricity, hot water and air conditioning using automotive engines that have been adapted to run on natural gas. In some cases, our customers may choose to have us engineer and install the system for them rather than simply purchase the cogeneration and/or chiller units, which we refer to as "turnkey" projects. Cogeneration systems are efficient because, in addition to supplying mechanical energy to power electric generators or compressors – displacing utility supplied electricity – they provide an opportunity for the facility to incorporate the engine’s waste heat into onsite processes, such as space and potable water heating. We produce standardized, modular, small-scale products, with a limited number of product configurations that are adaptable to multiple applications. We refer to these combined heat and power products as CHP (electricity plus heat) and Engine driven chillers (cooling plus heat).

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

    Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Services segment provides operation and maintenance services for our products under long term service contracts. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Management's Discussion and Analysis
Results of Operations

Second Quarter of 2022 Compared to Second Quarter of 2021

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2022	June 30, 2021
Revenues	100.0%	100.0%
Cost of sales	57.9%	53.7%
Gross profit	42.1%	46.3%
Operating expenses
General and administrative	44.0%	39.7%
Selling	7.9%	9.5%
Research and development	3.0%	2.2%
Gain on disposition of assets	—%	—%
Total operating expenses	54.9%	51.3%
Income (loss) from operations	(12.7)%	(5.0)%
Total other income (expense), net	(0.2)%	11.8%
Consolidated net income (loss)	(13.1)%	6.6%
Income attributable to the non-controlling interest	(0.3)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	(13.3)%	6.5%

Revenues

    The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$953,864	$1,050,316	$(96,452)	(9.2)%
Chiller	1,738,051	1,089,018	649,033	59.6%
Engineered accessories	318,200	306,593	11,607	3.8%
Total Product revenues	3,010,115	2,445,927	564,188	23.1%
Services
Maintenance services	3,050,191	3,083,761	(33,570)	(1.1)%
Installation services	—	244,553	(244,553)	(100.0)%
Total Service revenues	3,050,191	3,328,314	(278,123)	(8.4)%
Products and Services	6,060,306	5,774,241	286,065	5.0%
Energy Production revenues	354,287	370,861	(16,574)	(4.5)%
Total revenues	$6,414,593	$6,145,102	$269,491	4.4%

    Total revenues for the three months ended June 30, 2022 were $6,414,593 compared to $6,145,102 for the same period in 2021, an increase of $269,491 or 4.4% year over year.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Product revenues in the three months ended June 30, 2022 were $3,010,115 compared to $2,445,927 for the same period in 2021, an increase of $564,188, or 23.1%. The increase in revenue during the three months ended June 30, 2022 is due to an increase in chiller sales of $649,033 and an increase in sales of engineered accessories of $11,607, offset partially by a $96,452 decrease in cogeneration sales. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the three months ended June 30, 2022 were $3,050,191, compared to $3,328,314 for the same period in 2021, a decrease of $278,123, or 8.4%. The decrease in revenue during the three months ended June 30, 2022 is due primarily to a decrease in installation revenues of $244,553 and, to a lesser extent, by a decrease of $33,570, or 1.1%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.

    Energy Production

    Energy production revenues in the three months ended June 30, 2022 were $354,287, compared to $370,861 for the same period in 2021, a decrease of $16,574, or 4.5%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the three months ended June 30, 2022 was $3,711,144 compared to $3,302,464 for the same period in 2021, an increase of $408,680, or 12.4%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on material costs. During the three months ended June 30, 2022 our gross margin decreased to 42.1% compared to 46.3% for the same period in 2021, a 4.2% percentage point decrease due to higher material costs.

    Products

    Cost of sales for products in the three months ended June 30, 2022 was $2,015,466 compared to $1,390,725 for the same period in 2021, an increase of $624,741, or 44.9% due to increased product revenue volume and higher material costs. During the three months ended June 30, 2022, our products gross margin was 33.0% compared to 43.1% for the same period in 2021, an 10.1% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

    Services

    Cost of sales for services in the three months ended June 30, 2022 was $1,473,586 compared to $1,679,386 for the same period in 2021, a decrease of $205,800, or 12.3%. During the three months ended June 30, 2022, our services gross margin increased to 51.7% compared to 49.5% for the same period in 2021, a 2.2% percentage point increase due to lower installation revenues.

    Energy Production

    Cost of sales for energy production in the three months ended June 30, 2022 was $222,092 compared to $232,353 for the same period in 2021, a decrease of $10,261, or 4.4%. During the three months ended June 30, 2022 our energy production gross margin was 37.4% compared to 37.3% for the same period in 2021, a 0.1% percentage point increase.

Operating Expenses

    Operating expenses increased $368,580, or 11.7%, to $3,520,786 in the three months ended June 30, 2022 compared to $3,152,206 in the same period in 2021. The total operating expenses were higher primarily due to higher salary costs, taxes and costs related to the air-cooled chiller development.

TECOGEN INC.
Management's Discussion and Analysis

	Three Months Ended
Operating Expenses	June 30, 2022	June 30, 2021	Increase (Decrease) $	Increase (Decrease) %
General and Administrative	$2,824,832	$2,438,452	$386,380	15.8%
Selling	503,601	580,871	(77,270)	(13.3)%
Research and Development	194,853	132,883	61,970	46.6%
Gain on disposition of assets	(2,500)	—	(2,500)
Total	$3,520,786	$3,152,206	$368,580	11.7%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2022 were $2,824,832 compared to $2,438,452 for the same period in 2021, an increase of $386,380 or 15.8%.

    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2022 were $503,601 compared to $580,871 for the same period in 2021, a decrease of $77,270 or 13.3%.

    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2022 were $194,853 compared to $132,883 for the same period in 2021, an increase of $61,970 or 46.6%.

Loss from Operations

    Loss from operations for the three months ended June 30, 2022 was $817,337 compared to a loss of $309,568 for the same period in 2021, an increase of $507,769. This increase is due primarily to lower gross profit margins for our Products Segment and a $368,580 increase in operating expenses.

Other Income (Expense), net

    Other expense, net for the three months ended June 30, 2022 was $13,998 compared to other income of $725,804 for the same period in 2021, a decrease of $739,802. The decrease in other income is due primarily to the Employee Retention Credit of $713,268 recognized in the three months ended June 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended June 30, 2022 and 2021 was $6,500 and $7,933, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $18,383 for the three months ended June 30, 2022 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2021, income attributable to the non-controlling interest was $8,672.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the three months ended June 30, 2022 was $856,218 compared to a net income of $399,631 for the same period in 2021, a decrease of $1,255,849, or 314.3%. The decrease is due primarily to the recognition of the Employee Retention Credit in the three months ended June 30, 2021, lower gross profit margins for our Products Segment and the increase in operating expenses.

TECOGEN INC.
Management's Discussion and Analysis
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2022	June 30, 2021
Revenues	100.0%	100.0%
Cost of sales	58.2%	52.5%
Gross profit	41.8%	47.5%
Operating expenses
General and administrative	38.2%	40.1%
Selling	7.3%	8.9%
Research and development	2.4%	2.1%
Gain on disposition of assets	(0.3)%	—%
Gain on termination of unfavorable contract liability	(0.5)%	—%
Total operating expenses	47.1%	51.2%
Loss from operations	(5.3)%	(3.7)%
Total other income (expense), net	0.1%	21.7%
Consolidated net income (loss)	(5.3)%	17.9%
Income attributable to the noncontrolling interest	(0.2)%	(0.2)%
Net income (loss) attributable to Tecogen, Inc.	(5.5)%	17.8%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Six Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$3,127,868	$1,096,961	$2,030,907	185.1%
Chiller	3,345,459	2,546,311	799,148	31.4%
Engineered accessories	476,269	925,377	(449,108)	(48.5)%
Total Product revenues	6,949,596	4,568,649	2,380,947	52.1%
Services
Maintenance services	5,947,362	5,847,209	100,153	1.7%
Installation services	20,109	762,249	(742,140)	(97.4)%
Total Service revenues	5,967,471	6,609,458	(641,987)	(9.7)%
Products and Services	12,917,067	11,178,107	1,738,960	15.6%
Energy Production revenues	935,849	1,024,156	(88,307)	(8.6)%
Total revenues	$13,852,916	$12,202,263	$1,650,653	13.5%

    Total revenues for the six months ended June 30, 2022 were $13,852,916 compared to $12,202,263 for the same period in 2021, an increase of $1,650,653 or 13.5% year over year.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Product revenues in the six months ended June 30, 2022 were $6,949,596 compared to $4,568,649 for the same period in 2021, an increase of $2,380,947, or 52.1%. The increase in revenue during the six months ended June 30, 2022 is due to an increase in cogeneration sales of $2,030,907 and an increase in chiller sales of $799,148, offset partially by a $449,108 decrease in sales of engineered accessories. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the six months ended June 30, 2022 were $5,967,471, compared to $6,609,458 for the same period in 2021, a decrease of $641,987, or 9.7%. The decrease in revenue during the six months ended June 30, 2022 is due primarily to a decrease in installation revenues of $742,140, offset partially by an increase of $100,153, or 1.7%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.

    Energy Production

    Energy production revenues in the six months ended June 30, 2022 were $935,849, compared to $1,024,156 for the same period in 2021, a decrease of $88,307, or 8.6%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the six months ended June 30, 2022 was $8,058,678 compared to $6,408,417 for the same period in 2021, an increase of $1,650,261, or 25.8%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on material costs. During the six months ended June 30, 2022 our gross margin decreased to 41.8% compared to 47.5% for the same period in 2021, a 5.7% percentage point decrease due to higher material costs.

    Products

    Cost of sales for products in the six months ended June 30, 2022 was $4,660,221 compared to $2,565,012 for the same period in 2021, an increase of $2,095,209, or 81.7% due to increased product revenue volume and higher material costs. During the six months ended June 30, 2022, our products gross margin was 32.9% compared to 43.9% for the same period in 2021, an 11.0% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

    Services

    Cost of sales for services in the six months ended June 30, 2022 was $2,840,338 compared to $3,216,989 for the same period in 2021, a decrease of $376,651, or 11.7%. During the six months ended June 30, 2022, our services gross margin increased to 52.4% compared to 51.3% for the same period in 2021, a 1.1% percentage point increase due to lower installation revenues.

    Energy Production

    Cost of sales for energy production in the six months ended June 30, 2022 was $558,119 compared to $626,416 for the same period in 2021, a decrease of $68,297, or 10.9%. During the six months ended June 30, 2022 our energy production gross margin was 40.4% compared to 38.8% for the same period in 2021, a 1.6% percentage point increase.

Operating Expenses
    Operating expenses increased $288,183, or 4.6%, to $6,530,595 in the six months ended June 30, 2022 compared to $6,242,412 in the same period in 2021. The total operating expenses were higher primarily due to higher salary costs, taxes and costs related to the air-cooled chiller development.

TECOGEN INC.
Management's Discussion and Analysis

	Six Months Ended
Operating Expenses	June 30, 2022	June 30, 2021	Increase (Decrease) $	Increase (Decrease) %
General and Administrative	$5,298,735	$4,892,305	$406,430	8.3%
Selling	1,004,692	1,091,074	(86,382)	(7.9)%
Research and Development	334,988	259,033	75,955	29.3%
Gain on disposition of assets	(36,445)	—	(36,445)	—%
Gain on termination of unfavorable contract liability	(71,375)	—	(71,375)	—%
Total	$6,530,595	$6,242,412	$288,183	4.6%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2022 were $5,298,735 compared to $4,892,305 for the same period in 2021, an increase of $406,430 or 8.3%.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2022 were $1,004,692 compared to $1,091,074 for the same period in 2021, a decrease of $86,382 or 7.9%.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2022 were $334,988 compared to $259,033 for the same period in 2021, an increase of $75,955 or 29.3%.

Loss from Operations

    Loss from operations for the six months ended June 30, 2022 was $736,357 compared to a loss of $448,566 for the same period in 2021, an increase of $287,791. This increase is due primarily to lower gross profit margins for our Products Segment and a $288,183 increase in operating expenses.

Other Income (Expense), net

    Other expense, net for the six months ended June 30, 2022 was $8,520 compared to other income of $2,651,363 for the same period in 2021, a decrease of $2,642,843. The decrease in other income is due primarily to the gain on extinguishment of debt of $1,887,859 as a result of the Paycheck Protection Program Loan forgiveness and the recognition of the Employee Retention Credit of $713,268 for the first and second calendar quarters of 2021 recognized in the six months ended June 30,
2021.

Provision for State Income Taxes

    The provision for state income taxes for the six months ended June 30, 2022 and 2021 was $10,430 and $15,991, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $28,542 for the six months ended June 30, 2022 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2021, income attributable to the non-controlling interest was $20,468.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the six months ended June 30, 2022 was $766,809 compared to a net income of $2,166,338 for the same period in 2021, a decrease of $2,933,147, or 135.4%. The decrease is due primarily to the gain on extinguishment of debt of as a result of the Paycheck Protection Program Loan forgiveness and the recognition of the Employee Retention Credit in the six months ended June 30, 2021, lower gross profit margins for our Products Segment and the increase in operating expenses in the six months ended June 30, 2022.

TECOGEN INC.
Management's Discussion and Analysis

Liquidity and Capital Resources

    The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2022	June 30, 2021	Increase (Decrease)
Operating activities	$(579,177)	$(103,649)	$(475,528)
Investing activities	(204,179)	(75,361)	(128,818)
Financing activities	—	1,874,269	(1,874,269)
Change in cash and cash equivalents	$(783,356)	$1,695,259	$(2,478,615)

    Consolidated working capital at June 30, 2022 was $15,637,400 compared to $16,193,881 at December 31, 2021, a decrease of $556,481. Included in working capital were cash and cash equivalents of $2,831,107 at June 30, 2022, compared to $3,614,463 at December 31, 2021, a decrease of $783,356, or 21.7%.

Cash Flows from Operating Activities

    Cash used by operating activities for the six months ended June 30, 2022 was $579,177 compared to $103,649 of cash used by operating activities for the same period in 2021, an increase of $475,528, or 458.8%. Our accounts receivable and unbilled revenue balances were $8,880,828 and $2,141,132, respectively, at June 30, 2022 compared to $8,482,286 and $3,258,189 at December 31, 2021, using $444,541 and providing $1,117,057 of cash respectively. Inventories increased $438,102 during the six months ended June 30, 2022 due to increased safety stock.
    Accounts payable decreased to $3,260,479 as of June 30, 2022 from $3,508,354 at December 31, 2021, using $247,876 in cash flow from operations. The decrease in accounts payable was due to vendor payment timing. Deferred revenue increased as of June 30, 2022 compared to December 31, 2021, using $589,158 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

    During the six months ended June 30, 2022 we used $204,179 in cash from investing activities. We used $209,034 of cash to purchase property, plant and equipment, $29,505 to acquire intangible assets, and distributed $32,809 to the 49% non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $67,169 in insurance and other proceeds from the disposition of assets. For the six months ended June 30, 2021 cash used in investing activities was $75,361. During the six months ended June 30, 2021 we used $47,504 of cash to purchase property, plant and equipment, $5,682 to acquired intangible assets and, distributed $33,812 to the non-controlling interest holders of American DG New York LLC, partially offset by receipt of $11,637 in proceeds from the sale of investment securities.

Cash Flows from Financing Activities

    During the six months ended June 30, 2022 our financing activities provided $0 compared to $1,874,269 for the same period in 2021. Financing activities for the six months ended June 30, 2021 included the proceeds of $1,874,269 received under the Paycheck Protection Program Second Draw.

Backlog

    As of June 30, 2022, our backlog of product and installation projects, excluding service contracts, was $10.7 million, consisting of $3.8 million of purchase orders received by us and $6.9 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

TECOGEN INC.
Management's Discussion and Analysis
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
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of June 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Liquidity

    At June 30, 2022, we had cash and cash equivalents of $2,831,107, a decrease of $783,356 or 21.7% from the cash and cash equivalents balance at December 31, 2021. During the six months ended June 30, 2022, our revenues continued to be negatively impacted due to COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to customer facility closures, in some cases for extended periods, a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.

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
Management's Discussion and Analysis

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

TECOGEN INC.
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

TECOGEN INC.
(Registrant)

Dated: August 11, 2022	By:	/s/ Benjamin Locke
Benjamin Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Financial Officer
(Principal Financial Officer)