Form 10-Q
period 2022-09-30
TECOGEN INC.
filed 2022-11-10
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of September 30, 2022, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,880,160	$3,614,463
Accounts receivable, net	8,598,302	8,482,286
Unbilled revenue	1,956,002	3,258,189
Employee retention credit receivable	713,269	1,276,021
Inventories, net	8,712,021	7,764,989
Prepaid and other current assets	507,996	578,801
Total current assets	23,367,750	24,974,749
Long-term assets:
Property, plant and equipment, net	1,661,694	1,782,944
Right of use assets	1,404,034	1,869,210
Intangible assets, net	1,047,296	1,181,023
Goodwill	2,406,156	2,406,156
Other assets	184,393	148,140
TOTAL ASSETS	$30,071,323	$32,362,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,325,452	$3,508,354
Accrued expenses	2,263,009	2,343,728
Deferred revenue	1,282,971	1,957,752
Lease obligations, current	676,974	641,002
Unfavorable contract liability, current	265,854	330,032
Total current liabilities	7,814,260	8,780,868
Long-term liabilities:
Deferred revenue, net of current portion	395,561	208,456
Lease obligations, net of current portion	796,696	1,315,275
Unfavorable contract liability, net of current portion	706,667	929,474
Total liabilities	9,713,184	11,234,073
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at September 30, 2022 and December 31, 2021	24,850	24,850
Additional paid-in capital	57,271,577	57,016,859
Accumulated deficit	(36,857,142)	(35,833,621)
Total Tecogen Inc. stockholders’ equity	20,439,285	21,208,088
Non-controlling interest	(81,146)	(79,939)
Total stockholders’ equity	20,358,139	21,128,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,071,323	$32,362,222
 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenues
Products	$3,206,732	$1,871,332
Services	3,078,604	2,829,244
Energy production	332,774	315,292
Total revenues	6,618,110	5,015,868
Cost of sales
Products	2,074,243	1,036,396
Services	1,482,355	1,467,019
Energy production	168,178	170,518
Total cost of sales	3,724,776	2,673,933
Gross profit	2,893,334	2,341,935
Operating expenses
General and administrative	2,343,449	2,473,190
Selling	567,529	656,885
Research and development	202,138	122,031
Gain on disposition of assets	(5,486)	—
Total operating expenses	3,107,630	3,252,106
Loss from operations	(214,296)	(910,171)
Other income (expense)
Other income (expense), net	(7,140)	(4,798)
Interest expense	(2,280)	(3,855)
Gain on extinguishment of debt	—	1,885,655
Employee retention credit	—	562,253
Unrealized loss on investment securities	—	(37,497)
Total other income (expense), net	(9,420)	2,401,758
Income (loss) before provision for state income taxes	(223,716)	1,491,587
Provision for state income taxes	5,922	3,000
Consolidated net income (loss)	(229,638)	1,488,587
Income attributable to the non-controlling interest	(27,074)	(21,890)
Net income (loss) attributable to Tecogen Inc.	$(256,712)	$1,466,697

Net income (loss) per share - basic	$(0.01)	$0.06
Net income (loss) per share - diluted	$(0.01)	$0.06
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	25,154,905

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Revenues
Products	$10,156,328	$6,439,981
Services	9,046,075	9,438,702
Energy production	1,268,623	1,339,448
Total revenues	20,471,026	17,218,131
Cost of sales
Products	6,734,465	3,601,408
Services	4,322,693	4,684,008
Energy production	726,297	796,933
Total cost of sales	11,783,455	9,082,349
Gross profit	8,687,571	8,135,782
Operating expenses
General and administrative	7,642,183	7,365,495
Selling	1,572,221	1,747,959
Research and development	537,126	381,064
Gain on disposition of assets	(41,931)	—
Gain on termination of unfavorable contract liability	(71,375)	—
Total operating expenses	9,638,224	9,494,518
Loss from operations	(950,653)	(1,358,736)
Other income (expense)
Interest and other income (expense), net	(22,556)	(7,127)
Interest expense	(15,841)	(13,583)
Gain on extinguishment of debt	—	3,773,014
Employee retention credit	—	1,276,021
Gain on sale of investment securities	—	6,046
Unrealized gain on investment securities	37,497	18,749
Total other income (expense), net	(900)	5,053,120
Income (loss) before provision for state income taxes	(951,553)	3,694,384
Provision for state income taxes	16,352	18,991
Consolidated net income (loss)	(967,905)	3,675,393
Income attributable to non-controlling interest	(55,616)	(42,358)
Net income (loss) attributable to Tecogen Inc.	$(1,023,521)	$3,633,035

Net income (loss) per share - basic	$(0.04)	$0.15
Net income (loss) per share - diluted	$(0.04)	$0.14
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	25,131,165

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months September 30, 2022 and 2021
(unaudited)

Three months ended September 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)	$(84,206)	$20,542,673
Stock based compensation expense			69,118			69,118
Distributions to non-controlling interest					(24,014)	(24,014)
Net income (loss)				(256,712)	27,074	(229,638)
Balance at September 30, 2022	24,850,261	$24,850	$57,271,577	$(36,857,142)	$(81,146)	$20,358,139

Nine months ended September 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149
Stock based compensation expense			254,718			254,718
Distributions to non-controlling interest					(56,823)	(56,823)
Net income (loss)				(1,023,521)	55,616	(967,905)
Balance at September 30, 2022	24,850,261	$24,850	$57,271,577	$(36,857,142)	$(81,146)	$20,358,139

Three months ended September 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2021	24,850,261	$24,850	$56,908,194	$(37,363,283)	$(55,667)	$19,514,094
Stock based compensation expense	—	—	56,889	—	—	56,889
Distributions to non-controlling interest	—	—	—	—	(32,356)	(32,356)
Net income	—	—	—	1,466,697	21,890	1,488,587
Balance at September 30, 2021	24,850,261	24,850	56,965,083	$(35,896,586)	$(66,133)	$21,027,214

Nine months ended September 30, 2021	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Stock based compensation expense	—	—	150,655	—	—	150,655
Distributions to non-controlling interest	—	—	—	—	(66,168)	(66,168)
Net income	—	—	—	3,633,035	42,358	3,675,393
Balance at September 30, 2021	24,850,261	$24,850	$56,965,083	$(35,896,586)	$(66,133)	$21,027,214

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(967,905)	$3,675,393
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization, net	324,968	357,636
Gain on extinguishment of debt	—	(3,773,014)
Employee retention credit	—	(1,276,021)
Stock-based compensation	254,718	150,655
Provision for doubtful accounts	(183,955)	52,000
Gain on disposition of assets	(41,931)	(9,787)
Gain on sale of investment securities	—	(6,046)
Unrealized gain on investment securities	(37,497)	(18,749)
Gain on termination of unfavorable contract liability	(71,375)	—
Impairment of intangible asset	—	7,400
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	67,940	890,374
Employee retention credit receivable	562,752	—
Unbilled revenue	1,302,187	424,967
Inventory	(947,031)	(753,447)
Prepaid expenses and other current assets	70,806	24,361
Other assets	466,420	(387,847)
Increase (decrease) in:
Accounts payable	(182,903)	(636,156)
Accrued expenses and other current liabilities	(80,720)	378,970
Deferred revenue	(487,676)	691,867
Other liabilities	(482,608)	379,440
Net cash (used in) provided by operating activities	(433,810)	171,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(286,820)	(84,160)
Proceeds from the sale of investment securities	—	11,637
Purchases of intangible assets	(29,505)	(56,349)
Proceeds from disposition of assets	72,655	9,787
Distributions to non-controlling interest	(56,823)	(66,168)
Net cash used in investing activities	(300,493)	(185,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,874,269
Net cash provided by financing activities	—	1,874,269
Change in cash and cash equivalents	(734,303)	1,861,012
Cash and cash equivalents, beginning of the period	3,614,463	1,490,219
Cash and cash equivalents, end of the period	$2,880,160	$3,351,231

Supplemental disclosures of cash flows information:
Cash paid for interest	$14,597	$—
Cash paid for taxes	$16,352	$18,991

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
On July 20, 2022, Tecogen announced the establishment of NetZero Greens, a new business unit focused on low carbon Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security.
    Our common stock is quoted on OTC Markets Group, Inc.'s OTCQX Best Market tier and trades under the symbol "TGEN."
    On May 18, 2017, we acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
    Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC
•We incurred payroll costs to retain employees
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of September 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claims from the first and second quarters of 2021.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Products	Services	Energy Production	Total
Products	$3,206,732	$—	$—	$3,206,732
Installation services	—	—	—	—
Maintenance services	—	3,078,604	—	3,078,604
Energy production	—	—	332,774	332,774
Total revenue	$3,206,732	$3,078,604	$332,774	$6,618,110

	Nine Months Ended September 30, 2022
	Products	Services	Energy Production	Total
Products	$10,156,328	$—	$—	$10,156,328
Installation services	—	20,109	—	20,109
Maintenance services	—	9,025,966	—	9,025,966
Energy production	—	—	1,268,623	1,268,623
Total revenue	$10,156,328	$9,046,075	$1,268,623	$20,471,026

	Three Months Ended September 30, 2021
	Products	Services	Energy Production	Total
Products	$1,871,332	$—	$—	$1,871,332
Installation services	—	63,076	—	63,076
Maintenance services	—	2,766,168	—	2,766,168
Energy production	—	—	315,292	315,292
Total revenue	$1,871,332	$2,829,244	$315,292	$5,015,868

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2021
	Products	Services	Energy Production	Total
Products	$6,439,981	$—	$—	$6,439,981
Installation services	—	825,325	—	825,325
Maintenance services	—	8,613,377	—	8,613,377
Energy production	—	—	1,339,448	1,339,448
Total revenue	$6,439,981	$9,438,702	$1,339,448	$17,218,131

Products Segment

    Products. Our Product revenues include cogeneration systems that supply electricity and hot water, chillers that provide air-conditioning and hot water, and engineered accessories, which consist of ancillary products and parts necessary to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. We refer to the package of engineered accessories and engineering and design services necessary for the customers' installation of a cogeneration unit as light installation services.
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
    Under complete turnkey installation service contracts revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts is satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards satisfaction of the performance obligation based on a cost-based input method which we believe appropriately measures and is the most accurate depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually determined milestones of progress have been achieved, with payment terms generally being 30 days.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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

Contract Balances

    The timing of revenue recognition, billings, and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the condensed consolidated balance sheets.
    We did not recognize any revenue during the nine months ended September 30, 2022 that was included in unbilled revenue at the end of the period. Approximately $1,302,727 was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the nine months ended September 30, 2022 that was included in deferred revenue at the beginning of the period was approximately $1,620,128.

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

    As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million. We expect to recognize revenue of approximately 78.2% of the remaining performance obligations over the next 24 months, 53.0% recognized in the first 12 months and 25.2% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income Per Common Share
    Basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to stockholders	$(256,712)	$1,466,697	$(1,023,521)	$3,633,035

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	304,644	—	280,904
Weighted average shares outstanding - Diluted	24,850,261	25,154,905	24,850,261	25,131,165

Basic income (loss) per share	$(0.01)	$0.06	$(0.04)	$0.15
Diluted income (loss) per share	$(0.01)	$0.06	$(0.04)	$0.14

Anti-dilutive shares underlying stock options outstanding	971,001	777,296	836,001	777,296

Note 4.	Inventories, net
     Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$8,118,001	$7,072,991
Less: reserves	(335,121)	(381,000)
Raw materials, net	$7,782,880	$6,691,991
Work-in-process	341,485	549,802
Finished goods	587,656	523,196
Total inventories, net	$8,712,021	$7,764,989

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2022	December 31, 2021
Energy systems	1 - 15 years	$3,478,824	$3,556,488
Machinery and equipment	5 - 7 years	1,596,827	1,463,153
Furniture and fixtures	5 years	196,006	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,931,311	5,872,993
Less - accumulated depreciation and amortization		(4,269,617)	(4,090,049)
		$1,661,694	$1,782,944
* Lesser of estimated useful life of asset or lease term

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2022 and 2021 was $125,755 and $376,365, and $144,181 and $450,195, respectively. During the nine months ended September 30, 2022, we received proceeds of $72,655 from the disposition of certain assets, realizing a gain of $41,931 and disposed of machinery and equipment with a cost of $93,988 and no net book value.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

    As of September 30, 2022 and December 31, 2021 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2022			December 31, 2021
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(572,230)	$205,235	$765,850	$(532,676)	$233,174
Patents	888,911	(382,765)	506,146	871,021	(314,997)	556,024
Developed technology	240,000	(152,000)	88,000	240,000	(140,000)	100,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(56,558)	207,378	263,936	(28,279)	235,657
Favorable contract asset	384,465	(370,824)	13,641	384,465	(355,193)	29,272
	$2,581,673	$(1,534,377)	$1,047,296	$2,552,168	$(1,371,145)	$1,181,023

Intangible liability
Unfavorable contract liability	$2,903,419	$(1,930,898)	$972,521	$3,056,655	$(1,797,149)	$1,259,506
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three and nine months ended September 30, 2022 and 2021 was $49,885 and $150,376, and $51,229 and $145,306, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the three and nine months ended September 30, 2022 and 2021 was $69,370 and $202,753, and $79,570 and $238,192, respectively. During the nine months ended September 30, 2021 we abandoned certain patent applications amounting to $7,400 and recorded an impairment charge in general and administrative expenses in the period.

Favorable/Unfavorable Contract Assets and Liabilities

    The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

    Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of September 30, 2022 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$201,568	$(265,854)	$(64,286)
Year 2	187,551	(217,757)	(30,206)
Year 3	178,984	(120,464)	58,520
Year 4	174,968	(90,035)	84,933
Year 5	172,545	(78,261)	94,284
Thereafter	104,784	(200,150)	(95,366)
Total	$1,020,400	(972,521)	$47,879

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

We recognized a gain on termination of unfavorable contract liability of $71,375 in the nine months ended September 30, 2022 due to the closing of certain energy production sites.

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. In October 2021 the minimum guarantee with respect to one of the energy purchase agreements was modified by reducing the guaranteed minimum collections by $35,000 per year, the guaranteed minimum collection amount associated with one site that was sold by the customer. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of September 30, 2022 we do not expect to make any material payments under the guarantee. At September 30, 2022, our obligation under the energy production contracts was $7,236.
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
    Operating leases are included in Right-of-use assets, Lease obligations, current, and Lease obligations, long term on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2022 and 2021 was $201,578 and $608,652, and $197,651 and $591,867, respectively.
    Supplemental information related to leases for the nine months ended September 30, 2022 was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$549,402	$534,073
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$825,848
Weighted-average remaining lease term - operating leases	3.61 years	4.10 years
Weighted-average discount rate - operating leases	6%	6%

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental information related to operating leases as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,404,034	$1,869,210

Operating lease liability, current	$676,974	$641,002
Operating lease liability, long-term	796,696	1,315,275
Total operating lease liability	$1,473,670	$1,956,277
    Future minimum lease commitments under non-cancellable operating leases as of September 30, 2022 were as follows:

Operating Leases
Year 1	$741,510
Year 2	398,383
Year 3	115,015
Year 4	102,768
Year 5	61,044
Thereafter	184,304
Total lease payments	1,603,024
Less: imputed interest	129,354
Total	$1,473,670

Note 9. Stock-Based Compensation

Stock-Based Compensation
    We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of September 30, 2022, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
    Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2022 was 210,793.
    During the nine months ended September 30, 2022, we granted nonqualified options to purchase an aggregate of 761,650 shares of common stock at a weighted-average price of $1.11 per share to certain officers and employees. These options have a vesting schedule of two years and expire in ten years. The fair value of the options issued in 2022 was $321,910. The weighted-average grant date fair value of stock options granted during 2022 was $0.42 per share.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    During the nine months ended September 30, 2022, we granted nonqualified options to purchase an aggregate of 175,000 shares of common stock at a weighted-average price of $1.14 per share to certain directors and a consultant. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2022 was $84,600. The weighted-average grant date fair value of stock options granted during 2022 was $0.48 per share. The number of shares remaining available for future issuance under the 2022 Plan as of September 30, 2022 was 3,650,000.
Stock option activity for the nine months ended September 30, 2022 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
December 31, 2021	2,386,842	$0.71-$10.33	$1.81	7.56 years	$697,935
Granted	936,650	$1.10-$1.20	$1.11
Exercised	—
Canceled and forfeited	(242,795)	$0.71-$6.74	$1.37
Outstanding, September 30, 2022	3,080,697	$0.71-$10.33	$1.63	7.44 years	$310,073
Exercisable, September 30, 2022	1,366,947		$2.36		$157,123
Vested and expected to vest, September 30, 2022	2,823,635		$1.68		$287,131
    Consolidated stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was $69,118 and $254,718, and $56,889 and $150,655, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
    At September 30, 2022 the total compensation cost related to unvested stock option awards not yet recognized is $529,087 and this amount will be recognized over a weighted average period of 1.61 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2022 and 2021 by level within the fair value hierarchy.

September 30, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

September 30, 2021		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$131,242	$—	$131,242	$—	$18,749
Total recurring fair value measurements	$131,242	$—	$131,242	$—	$18,749

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the nine months ended September 30, 2022 and 2021:

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at September 30, 2022	$112,492

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,591)
Unrealized gains	18,749
Fair value at September 30, 2021	$131,242

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Note 13. Segments
    As of September 30, 2022, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2022 and 2021:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three months ended September 30, 2022

Revenue - external customers	$3,206,732	$3,078,604	$332,774	$—	$6,618,110
Intersegment revenue	—	41,390	—	(41,390)	—
Total revenue	$3,206,732	$3,119,994	$332,774	$(41,390)	$6,618,110
Gross profit	$1,132,489	$1,596,249	$164,596	$—	$2,893,334
Identifiable assets	$10,639,810	$10,308,988	$3,754,321	$5,368,204	$30,071,323

Nine months ended September 30, 2022

Revenue - external customers	$10,156,328	$9,046,075	$1,268,623	$—	$20,471,026
Intersegment revenue	—	199,059	—	(199,059)	—
Total revenue	$10,156,328	$9,245,134	$1,268,623	$(199,059)	$20,471,026
Gross profit	$3,421,863	$4,723,382	$542,326	$—	$8,687,571
Identifiable assets	$10,639,810	$10,308,988	$3,754,321	$5,368,204	$30,071,323

Three months ended September 30, 2021

Revenue - external customers	$1,871,332	$2,829,244	$315,292	$—	$5,015,868
Intersegment revenue	—	48,111	—	(48,111)	—
Total revenue	$1,871,332	$2,877,355	$315,292	$(48,111)	$5,015,868
Gross profit	$834,936	$1,362,225	$144,774	$—	$2,341,935
Identifiable assets	$10,549,992	$10,951,838	$4,273,936	$6,704,984	$32,480,750

Nine months ended September 30, 2021

Revenue - external customers	$6,439,981	$9,438,702	$1,339,448	$—	$17,218,131
Intersegment revenue	—	236,155	—	(236,155)	—
Total revenue	$6,439,981	$9,674,857	$1,339,448	$(236,155)	$17,218,131
Gross profit	$2,838,573	$4,754,694	$542,515	$—	$8,135,782
Identifiable assets	$10,549,992	$10,951,838	$4,273,936	$6,704,984	$32,480,750

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

TECOGEN INC.
Management's Discussion and Analysis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Form 10-Q.

Recent Developments

Controlled Environment Agriculture: NetZero Greens

On July 20, 2022, Tecogen announced the establishment of NetZero Greens, a new business unit focused on low carbon Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. Tecogen proposes to address this challenge by developing a highly efficient energy solution for CEA grown produce using Tecogen’s cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.

CEA facilities enable multiple crop cycles (15 to 20 cycles) in one year compared to one or two crop cycles in conventional farming. In addition, growing produce close to the point of sale reduces food spoilage during transportation. Food crops grown in greenhouses typically have lower yields per square foot than in CEA facilities, and the push to situate facilities close to consumers in cities requires minimizing land area and maximizing yield per square foot. Yields are increased in CEA facilities by supplementing or replacing natural light with grow lights in a climate-controlled environment - which requires significant energy use.

In recent years our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems significantly reduce operating costs, reduce the facility GHG footprint and offer resiliency to grid outages. Tecogen’s experience providing clean energy solutions to cannabis cultivation facilities has given Tecogen significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production. Further information can be found in our CEA presentation on the investor relations section of our website.

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

TECOGEN INC.
Management's Discussion and Analysis
    As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC. Wages used towards PPP loan forgiveness cannot be used as qualified wages for purposes of the ERC
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of September 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Air Cooled Chiller Development
    During the third quarter of 2021 we began development of a hybrid air-cooled chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We expect to have a prototype completed by the first quarter of 2023, and expect to see incremental revenue in 2024. A patent application based on this concept has been filed with the US Patent and Trademark Office.

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

TECOGEN INC.
Management's Discussion and Analysis
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

TECOGEN INC.
Management's Discussion and Analysis
Results of Operations

Third Quarter of 2022 Compared to Third Quarter of 2021

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenues	100.0%	100.0%
Cost of sales	56.3%	53.3%
Gross profit	43.7%	46.7%
Operating expenses
General and administrative	35.4%	49.3%
Selling	8.6%	13.1%
Research and development	3.1%	2.4%
Gain on disposition of assets	(0.1)%	—%
Total operating expenses	47.0%	64.8%
Loss from operations	(3.2)%	(18.1)%
Total other income (expense), net	(0.1)%	47.9%
Consolidated net income (loss)	(3.5)%	29.7%
Income attributable to the non-controlling interest	(0.4)%	(0.4)%
Net income (loss) attributable to Tecogen, Inc.	(3.9)%	29.2%

Revenues

    Total revenues for the three months ended September 30, 2022 were $6,618,110 compared to $5,015,868 for the same period in 2021, an increase of $1,602,242 or 31.9% year over year.

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$1,547,761	$1,446,001	$101,760	7.0%
Chiller	1,642,478	383,100	1,259,378	328.7%
Engineered accessories	16,493	42,231	(25,738)	(60.9)%
Total Product revenues	3,206,732	1,871,332	1,335,400	71.4%
Services
Maintenance services	3,078,604	2,766,168	312,436	11.3%
Installation services	—	63,076	(63,076)	(100.0)%
Total Service revenues	3,078,604	2,829,244	249,360	8.8%
Products and Services	6,285,336	4,700,576	1,584,760	33.7%
Energy Production revenues	332,774	315,292	17,482	5.5%
Total revenues	$6,618,110	$5,015,868	$1,602,242	31.9%

TECOGEN INC.
Management's Discussion and Analysis

    Products

    Product revenues in the three months ended September 30, 2022 were $3,206,732 compared to $1,871,332 for the same period in 2021, an increase of $1,335,400, or 71.4%. The increase in revenue during the three months ended September 30, 2022 is due to an increase in chiller sales of $1,259,378 and by an increase of $101,760 in cogeneration sales, offset partially by a decrease in sales of engineered accessories of $25,738. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the three months ended September 30, 2022 were $3,078,604, compared to $2,829,244 for the same period in 2021, an increase of $249,360, or 8.8%. The increase in revenue during the three months ended September 30, 2022 is due primarily due to an increase of $312,436, or 11.3%, in service contract revenues, offset partially by a decrease in installation revenues of $63,076. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.

    Energy Production

    Energy production revenues in the three months ended September 30, 2022 were $332,774, compared to $315,292 for the same period in 2021, an increase of $17,482, or 5.5%. The increase in energy production revenue is due to increased runtimes

Cost of Sales

    Cost of sales in the three months ended September 30, 2022 was $3,724,776 compared to $2,673,933 for the same period in 2021, an increase of $1,050,843, or 39.3%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on material costs. During the three months ended September 30, 2022 our gross margin decreased to 43.7% compared to 46.7% for the same period in 2021, a 3.0% percentage point decrease due to higher material costs.

    Products

    Cost of sales for products in the three months ended September 30, 2022 was $2,074,243 compared to $1,036,396 for the same period in 2021, an increase of $1,037,847, or 100.1% due to increased product revenue volume and higher material costs. During the three months ended September 30, 2022, our products gross margin was 35.3% compared to 44.6% for the same period in 2021, an 9.3% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

    Services

    Cost of sales for services in the three months ended September 30, 2022 was $1,482,355 compared to $1,467,019 for the same period in 2021, an increase of $15,336, or 1.0%. During the three months ended September 30, 2022, our services gross margin increased to 51.8% compared to 48.1% for the same period in 2021, a 3.7% percentage point increase due to price increases on service contracts and lower installation revenues.

    Energy Production

    Cost of sales for energy production in the three months ended September 30, 2022 was $168,178 compared to $170,518 for the same period in 2021, a decrease of $2,340, or 1.4%. During the three months ended September 30, 2022 our energy production gross margin was 49.5% compared to 45.9% for the same period in 2021, a 3.6% percentage point increase.

Operating Expenses

    Operating expenses decreased $144,476, or 4.4%, to $3,107,630 in the three months ended September 30, 2022 compared to $3,252,106 in the same period in 2021. The total operating expenses were lower primarily due to a $281,955 reduction in the bad debt expense and lower sales commissions, partially offset by an increase in R&D expense associated with the air-cooled chiller development.

TECOGEN INC.
Management's Discussion and Analysis

	Three Months Ended
Operating Expenses	September 30, 2022	September 30, 2021	Increase (Decrease) $	Increase (Decrease) %
General and Administrative	$2,343,449	$2,473,190	$(129,741)	(5.2)%
Selling	567,529	656,885	(89,356)	(13.6)%
Research and Development	202,138	122,031	80,107	65.6%
Gain on disposition of assets	(5,486)	—	(5,486)
Total	$3,107,630	$3,252,106	$(144,476)	(4.4)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2022 were $2,343,449 compared to $2,473,190 for the same period in 2021, a decrease of $129,741 or 5.2% due primarily to a $281,995 decrease in bad debt expense in the three months ended September 30, 2022, partially offset by an increase in payroll costs, stock compensation costs and franchise taxes.

    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2022 were $567,529 compared to $656,885 for the same period in 2021, a decrease of $89,356 or 13.6% due to lower payroll costs and reduced sales commissions.

    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2022 were $202,138 compared to $122,031 for the same period in 2021, an increase of $80,107 or 65.6% due to increased payroll costs and costs incurred in the development of a hybrid air-cooled chiller.

Loss from Operations

    Loss from operations for the three months ended September 30, 2022 was $214,296 compared to a loss of $910,171 for the same period in 2021, a decrease of $695,875. The decrease in loss from operations is due primarily to higher revenues and a $144,476 decrease in operating expenses.

Other Income (Expense), net

    Other expense, net for the three months ended September 30, 2022 was $9,420 compared to other income of $2,401,758 for the same period in 2021, a decrease of $2,411,178. The decrease in other income is due primarily to the gain on extinguishment of debt of $1,885,655 as a result of the Paycheck Protection Program Second Draw Loan forgiveness and the recognition of the Employee Retention Credit of $562,253 for the third calendar quarter of 2021 recognized in the three months ended September 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended September 30, 2022 and 2021 was $5,922 and $3,000, respectively, and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $27,074 for the three months ended September 30, 2022 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2021, income attributable to the non-controlling interest was $21,890.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the three months ended September 30, 2022 was $256,712 compared to a net income of $1,466,697 for the same period in 2021, a decrease of $1,723,409, or 117.5%. The decrease in other income is due primarily to the gain on extinguishment of debt of $1,885,655 as a result of the Paycheck Protection Program Second Draw Loan forgiveness and the recognition of the Employee Retention Credit of $562,253 for the third calendar quarter of 2021

TECOGEN INC.
Management's Discussion and Analysis
recognized in the three months ended September 30, 2021, offset partially by higher gross profit for our Products and Services Segments and decreased operating expenses.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Revenues	100.0%	100.0%
Cost of sales	57.6%	52.7%
Gross profit	42.4%	47.3%
Operating expenses
General and administrative	37.3%	42.8%
Selling	7.7%	10.2%
Research and development	2.6%	2.2%
Gain on disposition of assets	(0.2)%	—%
Gain on termination of unfavorable contract liability	(0.3)%	—%
Total operating expenses	47.1%	55.1%
Loss from operations	(4.6)%	(7.9)%
Total other income (expense), net	—%	29.3%
Consolidated net income (loss)	(4.7)%	21.3%
Income attributable to the non-controlling interest	(0.3)%	(0.2)%
Net income (loss) attributable to Tecogen, Inc.	(5.0)%	21.1%

Revenues

Total revenues for the nine months ended September 30, 2022 were $20,471,026 compared to $17,218,131 for the same period in 2021, an increase of $3,252,895 or 18.9% year over year.

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

TECOGEN INC.
Management's Discussion and Analysis

	Nine Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$4,675,629	$2,542,962	$2,132,667	83.9%
Chiller	4,987,937	2,929,411	2,058,526	70.3%
Engineered accessories	492,762	967,608	(474,846)	(49.1)%
Total Product revenues	10,156,328	6,439,981	3,716,347	57.7%
Services
Maintenance services	9,025,966	8,613,377	412,589	4.8%
Installation services	20,109	825,325	(805,216)	(97.6)%
Total Service revenues	9,046,075	9,438,702	(392,627)	(4.2)%
Products and Services	19,202,403	15,878,683	3,323,720	20.9%
Energy Production revenues	1,268,623	1,339,448	(70,825)	(5.3)%
Total revenues	$20,471,026	$17,218,131	$3,252,895	18.9%

Products

    Product revenues in the nine months ended September 30, 2022 were $10,156,328 compared to $6,439,981 for the same period in 2021, an increase of $3,716,347, or 57.7%. The increase in revenue during the nine months ended September 30, 2022 is due to an increase in cogeneration sales of $2,132,667 and an increase in chiller sales of $2,058,526, offset partially by a $474,846 decrease in sales of engineered accessories. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the nine months ended September 30, 2022 were $9,046,075, compared to $9,438,702 for the same period in 2021, a decrease of $392,627, or 4.2%. The decrease in revenue during the nine months ended September 30, 2022 is due primarily to a decrease in installation revenues of $805,216, offset partially by an increase of $412,589, or 4.8%, in service contract revenues. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.

    Energy Production

    Energy production revenues in the nine months ended September 30, 2022 were $1,268,623, compared to $1,339,448 for the same period in 2021, a decrease of $70,825, or 5.3%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the nine months ended September 30, 2022 was $11,783,455 compared to $9,082,349 for the same period in 2021, an increase of $2,701,106, or 29.7%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on material costs. During the nine months ended September 30, 2022 our gross margin decreased to 42.4% compared to 47.3% for the same period in 2021, a 4.9% percentage point decrease due to higher material costs.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Cost of sales for products in the nine months ended September 30, 2022 was $6,734,465 compared to $3,601,408 for the same period in 2021, an increase of $3,133,057, or 87.0% due to increased product revenue volume and higher material costs. During the nine months ended September 30, 2022, our Products Segment gross margin was 33.7% compared to 44.1% for the same period in 2021, an 10.4% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

    Services

    Cost of sales for services in the nine months ended September 30, 2022 was $4,322,693 compared to $4,684,008 for the same period in 2021, a decrease of $361,315, or 7.7%. During the nine months ended September 30, 2022, our Services Segment gross margin increased to 52.2% compared to 50.4% for the same period in 2021, a 1.8% percentage point increase due to lower installation activity.

    Energy Production

    Cost of sales for energy production in the nine months ended September 30, 2022 was $726,297 compared to $796,933 for the same period in 2021, a decrease of $70,636, or 8.9%. During the nine months ended September 30, 2022 our energy production gross margin was 42.8% compared to 40.5% for the same period in 2021, a 2.3% percentage point increase.

Operating Expenses
    Operating expenses increased $143,706, or 1.5%, to $9,638,224 in the nine months ended September 30, 2022 compared to $9,494,518 in the same period in 2021. The total operating expenses were higher primarily due to higher salary costs, taxes and costs related to the air-cooled chiller development, offset partially by a reduction in bad debt expense and lower sales commissions.

	Nine Months Ended
Operating Expenses	September 30, 2022	September 30, 2021	Increase (Decrease) $	Increase (Decrease) %
General and Administrative	$7,642,183	$7,365,495	$276,688	3.8%
Selling	1,572,221	1,747,959	(175,738)	(10.1)%
Research and Development	537,126	381,064	156,062	41.0%
Gain on disposition of assets	(41,931)	—	(41,931)	—%
Gain on termination of unfavorable contract liability	(71,375)	—	(71,375)	—%
Total	$9,638,224	$9,494,518	$143,706	1.5%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2022 were $7,642,183 compared to $7,365,495 for the same period in 2021, an increase of $276,688 or 3.8% due primarily to a $235,955 decrease in bad debt expense.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2022 were $1,572,221 compared to $1,747,959 for the same period in 2021, a decrease of $175,738 or 10.1% due primarily to lower payroll costs and reduced sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2022 were $537,126 compared to $381,064 for the same period in 2021, an increase of $156,062 or 41.0% due to increased payroll costs and costs incurred in the development of a hybrid air-cooled chiller.

TECOGEN INC.
Management's Discussion and Analysis

Loss from Operations

    Loss from operations for the nine months ended September 30, 2022 was $950,653 compared to a loss of $1,358,736 for the same period in 2021, a decrease of $408,083. The decrease in the loss from operations is due primarily to higher Products Segment gross profit and a $143,706 decrease in operating expenses.

Other Income (Expense), net

    Other expense, net for the nine months ended September 30, 2022 was $900 compared to other income of $5,053,120 for the same period in 2021, a decrease of $5,054,020. The decrease in other income is due primarily to the gain on extinguishment of debt of $3,773,014 as a result of the Paycheck Protection Program Loan forgiveness and the recognition of the Employee Retention Credit of $1,276,021 for the three calendar quarters of 2021 recognized in the nine months ended September 30, 2021.

Provision for State Income Taxes

    The provision for state income taxes for the nine months ended September 30, 2022 and 2021 was $16,352 and $18,991, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $55,616 for the nine months ended September 30, 2022 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2021, income attributable to the non-controlling interest was $42,358.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the nine months ended September 30, 2022 was $1,023,521 compared to a net income of $3,633,035 for the same period in 2021, a decrease of $4,656,556, or 128.2%. The decrease is due primarily to the gain on extinguishment of debt of as a result of the Paycheck Protection Program Loan forgiveness and the recognition of the Employee Retention Credit in the nine months ended September 30, 2021, offset partially by higher gross profit margins for our Products Segment and the decrease in operating expenses.

Liquidity and Capital Resources

    The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2022	September 30, 2021	Increase (Decrease)
Operating activities	$(433,810)	$171,996	$(605,806)
Investing activities	(300,493)	(185,253)	(115,240)
Financing activities	—	1,874,269	(1,874,269)
Change in cash and cash equivalents	$(734,303)	$1,861,012	$(2,595,315)

    Consolidated working capital at September 30, 2022 was $15,553,490 compared to $16,193,881 at December 31, 2021, a decrease of $640,391. Included in working capital were cash and cash equivalents of $2,880,160 at September 30, 2022, compared to $3,614,463 at December 31, 2021, a decrease of $734,303, or 20.3%.

Cash Flows from Operating Activities

TECOGEN INC.
Management's Discussion and Analysis
Cash used by operating activities for the nine months ended September 30, 2022 was $433,810 compared to $171,996 of cash provided by operating activities for the same period in 2021, a decrease of $605,806, or 352.2%. Our accounts receivable and unbilled revenue balances were $8,598,302 and $1,956,002, respectively, at September 30, 2022 compared to $8,482,286 and $3,258,189 at December 31, 2021, providing $67,940 and $1,302,187 of cash respectively. Inventories increased $947,031 during the nine months ended September 30, 2022 due to increased safety stock.
    Accounts payable decreased to $3,325,452 as of September 30, 2022 from $3,508,354 at December 31, 2021, using $182,903 in cash flow from operations. The decrease in accounts payable was due to vendor payment timing. Deferred revenue decreased as of September 30, 2022 compared to December 31, 2021, using $487,676 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

    During the nine months ended September 30, 2022 we used $300,493 in cash from investing activities. We used $286,820 of cash to purchase property, plant and equipment, $29,505 to acquire intangible assets, and distributed $56,823 to the 49% non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $72,655 in insurance and other proceeds from the disposition of assets.
For the nine months ended September 30, 2021 cash used in investing activities was $185,253. We used $84,160 of cash to purchase property, plant and equipment, $56,349 to acquire intangible assets and, distributed $66,168 to the non-controlling interest holders of American DG New York LLC, partially offset by receipt of $11,637 in proceeds from the sale of investment securities and proceeds of $9,787 from the disposition of assets.

Cash Flows from Financing Activities

    During the nine months ended September 30, 2022 our financing activities provided $0 compared to $1,874,269 for the same period in 2021. Financing activities for the nine months ended September 30, 2021 included the proceeds of $1,874,269 received under the Paycheck Protection Program Second Draw Loan.

Backlog

    As of September 30, 2022, our backlog of product and installation projects, excluding service contracts, was $6.9 million, consisting of $2.7 million of purchase orders received by us and $4.2 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

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

TECOGEN INC.
Management's Discussion and Analysis
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
    A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of September 30, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We are still awaiting payment from the Internal Revenue Service for the ERC claim from the first and second quarters of 2021.

Liquidity
    At September 30, 2022, we had cash and cash equivalents of $2,880,160, a decrease of $734,303 or 20.3% from the cash and cash equivalents balance at December 31, 2021. During the nine months ended September 30, 2022, our revenues continued to be negatively impacted due to the aftermath of COVID-19, including supply chain disruption resulting in customer order delays or deferrals; service delays due to parts shortages, in some cases for extended periods, and a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.

    Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, together with anticipated Employee Retention Credit will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program have provided liquidity for our business, and there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

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

TECOGEN INC.
Management's Discussion and Analysis
Seasonality

    The majority of our chilling systems sold will be operational for the summer. Demand for our service team is higher in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller 'busy season' for the service team generally runs from May through the end of September. Our cogeneration sales are not generally affected by seasonality.

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

TECOGEN INC.
(Registrant)

Dated: November 10, 2022	By:	/s/ Benjamin Locke
Benjamin Locke
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Financial Officer
(Principal Financial Officer)