Form 10-K
period 2022-12-31
TECOGEN INC.
filed 2023-03-23
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36103
TECOGEN INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts 02451	(781) 466-6400
(Address of Principal Executive Offices and Zip Code)	Registrant's telephone number, including area code

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
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $17,403,980. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 23, 2023, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to Tecogen Inc.'s definitive proxy statement for its 2022 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Act of 1934, as amended, within 120 days following its fiscal year ended December 31, 2022.

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

TECOGEN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

TECOGEN INC.

PART 1
Item 1. Business
The Company
Tecogen Inc. (together with its subsidiaries, “we,” “our,” or “us,” or “Tecogen”) designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products. These include natural gas engine driven combined heat and power (CHP) systems, chillers and heat pumps for multi-family residential, commercial, recreational and industrial use. We are known for products that provide customers with substantial energy savings, resiliency from utility power outages and for significantly reducing a customer’s carbon footprint. Our products are sold with our patented Ultera® emissions technology which nearly eliminates all criteria pollutants such as nitrogen oxide ("NOx") and carbon monoxide ("CO"). We developed Ultera® for other applications including stationary engines and forklifts. See "Our Products - Ultera Low-Emissions Technology" for a more in-depth discussion of our Ultera emissions technology. We were incorporated in the State of Delaware on September 15, 2000.
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
Our operations are comprised of three business segments:
•our Products segment, which designs, manufactures and sells industrial and commercial cogeneration systems;
•our Services segment, which provides operations and maintenance ("O&M") services and turn-key installation for our products under long term service contracts, and
•our Energy Production segment, which sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements.

Recent Developments
Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an Agreement with Aegis Energy Services, LLC (“Aegis”) regarding the assignment and assumption of certain maintenance agreements, the purchase and sale of certain assets, and related matters (the “Agreement”) pursuant to which we agreed to assume Aegis’ rights and obligations arising on or after April 1, 2023 (the anticipated closing date) under Maintenance Agreements for 202 cogeneration systems, and acquire certain vehicles and inventory used in connection with the performance of maintenance services. The Agreement also provides that we will hire certain Aegis employees who will continue to provide maintenance services relating to the cogeneration systems, and that Aegis will provide transitional services relating to the assumed Maintenance Agreements. At the closing, we will acquire certain Aegis vehicles for $170,000, and between the closing and June 30, 2023, we will acquire from Aegis inventory used to provide maintenance services in exchange for a credit of $300,000 to be used for purchases by Aegis of our cogeneration equipment on or before June 30, 2023. Following the closing, for a period of up to seven years, we will pay Aegis a portion of the revenue collected for maintenance services provided pursuant to the assumed Maintenance Agreements. We also have the right to assume Aegis’ remaining Maintenance Agreements for cogeneration systems on the same terms and conditions but effective December 31, 2023 to the extent that Aegis is permitted to assign such agreements to us in accordance with the terms of such agreements.

Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and expect to see incremental revenue in the fourth quarter of 2023. A patent application based on this concept has been filed with the US Patent and Trademark Office.
Controlled Environment Agriculture: NetZero Greens
On July 20, 2022, we announced the establishment of NetZero Greens, a new business unit focused on low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We

TECOGEN INC.

propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.
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
In recent years our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems significantly reduce operating costs, reduce the facility GHG footprint and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production.
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
We elected to use an alternative quarter, which qualified us for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC. Wages used towards PPP loan forgiveness cannot be used as qualified wages for purposes of the ERC.
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of December 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest. We expect to receive the remaining balance of $46,148 in the second quarter of 2023.
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
Impact of the Russian Invasion of Ukraine
Presently, we have no operations or customers in Russia or the Ukraine. The higher energy prices for natural gas as a result of the war may affect the performance of our Energy Production Segment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Overview of Our Business
Products
Our products offer customers energy savings, resiliency and a cleaner environmental footprint. Our cogeneration, chiller and heat pump systems use an engine to generate electricity or shaft work and recover the waste heat from the engine.

TECOGEN INC.

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
•Tecochill® hybrid-drive air-cooled chiller; gas engine-driven chillers that provide air conditioning and hot water;
•Tecofrost® gas engine-driven refrigeration compressors; these systems circulate refrigerant and provide hot water as a byproduct;
•Ilios® high-efficiency water heaters; These provide hot water at a significantly higher efficiency than a conventional boiler (250% vs 75%); and,
•Ultera® emissions control technology.
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
Through our factory service centers in California, Connecticut, Florida, Massachusetts, Michigan, New Jersey, New York, and Toronto, Canada, our specialized technical staff maintains our products via long-term service contracts. To date we have shipped over 3,150 units, some of which have been operating for almost 35 years. We established a service center in Toronto, Canada in August 2020 to support our existing population of chillers and cogeneration units including 26 cogeneration units sold in this territory during 2020 to serve public housing facilities.
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
Our products are sold directly to customers by our in-house marketing team, and by established independent sales agents and representatives.
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
The chart below compares emission levels of our Ultera technology to other technologies. As of December 31, 2022, our Ultera CHP and fuel cell technologies are the only technologies that we know of which comply with California's air quality standards for CO and NOx, represented in the chart by the colored horizontal lines, shown as the world's strictest air quality standards on the lower right of the chart. We believe that as environmental regulation becomes more stringent in the United States, our emissions technology may be used in markets including generators, fork trucks and biogas engines.

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

TECOGEN INC.

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
It is noteworthy that these engine-generators have been used in California to power dispersed loads in a fire-prone area where frequent de-energizing of the electric overhead power lines is required for safety. We believe this application to be a new and significant application for the Ultera technology in light of the widely publicized widespread outages in California which have occurred over the recent years.
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

TECOGEN INC.

agreements have directly impacted these positive results and represent an important long-term annuity-like stream of revenue for us.
New equipment sold beginning in 2016 and select upgrades to the existing installed equipment fleet include industrial internet solution which enables us to collect, analyze, and manage valuable asset data continuously and in real-time. This provides the service team with improved insight into the functionality of our installed CHP fleet. Specifically, it enables the service department to perform remote monitoring and diagnostics and to view system results in real time via a computer, smart phone or tablet. Consequently, we can better utilize monitoring data ensuring customers are capturing maximum possible savings and efficiencies from their cogeneration equipment.
Energy Production
Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements which represented 7.1% and 7.1% our consolidated revenues for the years ended December 31, 2022 and 2021, respectively. See Note 17 "Segments" of the Notes to the Consolidated Financial Statements.
Sales & Distribution
Our products are sold directly to end-users by our sales team and by established independent sales agents and representatives. We have agreements with manufacturers' representatives and outside sales representatives who are compensated by commissions for designated territories and product lines. During the year ended December 31, 2022 one customer accounted for more than 10% of our revenues. During the year ended December 31, 2021 no customer accounted for more than 10% of our revenues. We typically sell our chiller products through our manufacturing representatives with assistance from our internal sales team. Our combined heat and power products are typically sold direct to end customers by our internal sales team.
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

TECOGEN INC.

Governmental agencies in some of these regions may also provide generous rebates that can improve the economic viability of our systems.
The Inflation Reduction Act of 2022 increased Federal tax credits, including the investment tax credit (ITC), to up to thirty percent (30%) of the project cost for projects incorporating certain low emission technologies, including CHP equipment, that begin construction before January 1, 2025 and provides for an additional ten percent (10%) credit if the taxpayer satisfies additional requirements relating to domestic content. State and local governments and tax-exempt entities may also benefit from certain tax credits through direct payments or transfers of tax credits to unrelated third parties. This particular new direct pay option is especially impactful given the fact that many ideal facilities for CHP systems are not-for-profit, including many healthcare and hospital facilities, schools and universities, as well as recreation centers. These customers historically have not been able to benefit from previous iterations of the ITC. Under the federal definition for CHP systems, all of our products, including our air-conditioning and cooling models (Tecochill and Tecofrost) qualify for the tax credit when heat recovery is incorporated into the system design.
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
InVerde and Tecopower
Our combined heat and power products that produce electricity and hot water compete with the utility grid, existing technologies such as other reciprocating engine and microturbine CHP systems, and other emerging distributed generation technologies including solar power, wind-powered systems, and fuel cells. Our products are highly competitive between 60KW and 1.5MW in electrical generation capacity. In this size range we have other reciprocating engine competitors, although we have strong competitive advantages when it comes to ease of utility interconnection, ease of install in tight spaces and our microgrid capabilities. We believe that Capstone Turbine Corporation is the only microturbine manufacturer with a commercial presence in CHP.
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

TECOGEN INC.

•Reduce emissions of criteria pollutants (NOx and CO) to near-zero levels and cut the emission of greenhouse gases such as carbon dioxide due to increased efficiencies compared to the electric grid;
•Provide reliable on-site power generation, heating and cooling services.
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
Tecochill Chillers
Our Tecochill line of chillers are the only gas-engine-driven chillers available on the market. Natural gas can also fuel absorption chillers, which use fluids to transfer heat without an engine drive. However, engine driven chillers continue to have an efficiency advantage over absorption machines. Tecochill chillers reach efficiencies well above levels achieved by similarly sized absorption systems. Low natural gas prices in the United States improve the economics of natural gas-fueled chillers while their minimal electric demand on backup power systems make them ideal for facilities requiring critical precision climate control. In 2023 we plan to expand our Tecochill range of products to include a hybrid air cooled chiller based on the inverter design used in the InVerde. The hybrid-drive air-cooled chiller will take simultaneous inputs from the electrical grid and the natural gas engine so that it can operate with the lowest cost and/or greenhouse gas footprint at any time based on changing conditions.
Ilios Heat Pump
The Ilios® water heater and other heat pump products compete in both the high-efficiency water heating market and the CHP market. A few companies manufacture gas-engine heat pumps, including Yanmar and Tedom that we believe are competitive with our products.
Research & Development
Our long and rich research and development tradition and sustained programs have allowed us to cultivate deep engineering expertise. We have strong core technical knowledge that is critical to product support and continuous product improvement efforts. Our TecoDrive engine, permanent magnet generator, cogeneration and chiller products, InVerde, Ilios heat pumps, Ultera emissions control system, and our hybrid-drive air-cooled chiller were all created and optimized in-house with support from third-parties.
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

TECOGEN INC.

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
Certain components of our InVerde product were developed through a grant from the California Energy Commission. This grant includes a requirement that we pay royalties on all sales of all products related to the grant, which obligation expired in 2022. As of December 31, 2022, royalties accrued in accordance with this grant agreement were less than $10,000 on an annual basis.
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
Our current internal R&D efforts are focused on the hybrid-drive air-cooled chiller that utilizes the basic inverter design used in the InVerde e+. Management believes that this chiller will address a significant market segment that is currently not addressed by our existing Tecochill product. For the years ended December 31, 2022 and 2021, we spent $732,873 and $542,079, respectively, on research and development activities.
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
•10,774,724: “Dual Stage Internal Combustion Engine Aftertreatment System Using Exhaust Gas Intercooling and Charger Driven Air Ejector.” This patent, granted in September 2020, relates to the use of turbo compressors and exhaust gas intercoolers in turbocharged engines to reduce the complexity and cost of Ultera emissions reduction systems.
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

TECOGEN INC.

•9,121,326: “Assembly and method for reducing nitrogen oxides, carbon monoxide and hydrocarbons in exhausts of internal combustion engines.” This patent, granted in September 2015, is related to the Ultera emission control system applicable to all our products.
•9,651,534: "Assembly and Method for reducing nitrogen oxides, carbon monoxide, hydrocarbons and hydrocarbon gas in exhausts of internal combustion engines and producing and electrical output." This patent granted in April 2017, is related to the Ultera emission control system applicable to all our products.
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
Our patents expire between 2024 and 2037.
In addition, we have licensed specific rights to Microgrid software algorithms developed by University of Wisconsin researchers for which we pay royalties to the assignee, The Wisconsin Alumni Research Foundation (WARF). Pursuant to U.S. Patent 7,116,010, titled “Control of small distributed energy resources”, granted in 2006 and expires on March 27, 2024. Our exclusive rights are for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500 kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. The licensed software allows us to implement such a Microgrid with minimal control devices and associated complexity and cost. We consider the Microgrid software algorithm licensed from WARF to be a key feature of our InVerde product, and one that would be difficult to duplicate outside the patent. We pay WARF a royalty for each cogeneration module sold using the licensed technology. Such royalty payments have been in the range of $5,000 to $15,000 on an annual basis through the year ended December 31, 2022. In addition, WARF reserved the right to grant non-profit research institutions and governmental agencies non-exclusive licenses to practice and use, for non-commercial research purposes, the technology developed by us that is based on the licensed software.
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
In 2013, we purchased rights to designs and technology, including patents granted or pending for our permanent magnet generators. A key component of our InVerde module uses this acquired technology.
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
Trademarks
We have registered the brand names of our equipment and logos used on our equipment. These registered and pending trademarks include Tecogen, Tecochill, Tecopower, Ultera, InVerde, Ilios, InVerde e+, NetZeroGreens and the associated logos. We will continue to trademark our product names and symbols.

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
We have a combined total of approximately 27,000 square feet of manufacturing and warehouse space running on a single 5-day per week shift at our Waltham, Massachusetts facility. We believe we have sufficient spare capacity to meet near to medium term demand without incurring additional fixed costs. Although our Waltham lease expires March 31, 2024, we have identified an alternate space and are currently negotiating the lease terms.
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
Similarly, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies because they enable compliance in a lower cost, more efficient manner with reduced emissions and higher fuel efficiency which helps our customers combat the effects of global warming. We may benefit from increased government regulations that impose tighter emission and fuel efficiency standards. We encourage investors and potential investors to carefully consider the risks described under "Item 1A. Risk Factors" below regarding various aspects of the regulatory environment and other related risks.
Our products are well-suited to meet the needs of the rapidly emerging indoor agriculture market, including cannabis and other high volume leafy greens. To date our focus in the indoor agricultural market has primarily involved cannabis, a product with high revenue generating potential. However, we have sold to other indoor agricultural growers, and we believe that the indoor food production market will provide significant opportunities for us. The indoor agriculture market in particular has the potential to be a major driver of growth as states move to legalize the use of cannabis for medicinal purposes and recreational use. However, under the Controlled Substances Act (CSA) cannabis continues to be categorized as a Schedule I drug, so that cannabis growers continue to face significant uncertainty regarding their ability to conduct business.
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

TECOGEN INC.

As of the date of the filing of this report, we are not aware of any US Attorney who has taken action against participants in the recreational cannabis market operating in accordance with state law. The uncertainty we face regarding the potential for growth from the sales to the cannabis industry is due in part to uncertainty regarding prosecutorial priorities of the current Presidential administration as well as the ability of cannabis growers to obtain funding in an environment where national bankers are not permitted to fund cannabis growth facilities.
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
Employee Health and Safety
Employee health and safety continues to be a priority in every aspect of our business. We have taken a common-sense approach to safety that helps us understand and reduce hazards in our business. Training, risk assessment, safety coaching, and employee engagement are all programs that help us consistently manage our facility and employee safety. As resources are available, we expect to continue to expand and evolve our safety programs to better meet our employee needs and workplace conditions as our business grows. Fiscal year 2022 was unique due to the impact that the COVID-19 pandemic had on organizations, including ours. Our response has consistently evolved to meet the turbulent environment. Our efforts included:

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

TECOGEN INC.

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
Employees
As of December 31, 2022, we employed 85 full-time employees and 1 part-time employees, including 6 sales and marketing personnel, 51 service personnel, 19 manufacturing personnel and 10 finance and administrative personnel. Nine of our New Jersey service employees are represented by a collective bargaining agreement which expires on December 31, 2025 and thereafter renews annually unless terminated by either party by written notice within sixty days prior to the expiration date.
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
Item 1A. Risk Factors
Our business operations, financial condition, results of operations and stock price may be affected by a number of factors. In additional to the other information in this Form 10-K, the following factors and the information contained under the heading ''Cautionary Note Concerning Forward-Looking Statements'' should be considered in evaluating our company and our business. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.
Risks Relating to Our Business Strategy and Industry
Our financial condition and results of operations have been and may be materially adversely affected by the 2019 novel Coronavirus (COVID-19) pandemic.
COVID-19 has had and continues to have a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary business closures, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption of financial markets.
COVID-19 has and could continue to have a material and adverse effect on our business, financial condition and results of operations. During the course of the pandemic, certain of our suppliers have experienced disruptions, resulting in supply shortages that affected revenues, and similar disruptions could occur in the future. Public safety measures can also adversely impact demand for our products and services in affected areas.
COVID-19 has negatively impacted our revenue and may continue to do so. We may need to raise additional financing if cash generated from our operations is insufficient.
During the year ended December 31, 2022, our revenues continued to be negatively impacted due to supply chain issues and project deferrals. The extent to which the coronavirus will continue to impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. As part of our pandemic response plan, our sales, engineering, and select administrative functions may be operated remotely when necessary or appropriate while our manufacturing and service teams continues to function normally, subject to customer-initiated disruptions in service.
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

TECOGEN INC.

To the extent cash generated from operations in the future is insufficient to fund our operating requirements, we will be required to seek additional outside financing. Our inability to obtain necessary capital or financing to fund these working capital needs will adversely affect our ability to expand our operations.
If the cash generated by operations together with proceeds of loans under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act,") that we have obtained and were forgiven as described below are insufficient to fund our future operating requirements, we will need to raise additional funds through public or private equity or debt financings. Such financing may not be available to us when needed, or if available, may not be available on terms that are favorable to us and could result in significant dilution to the holdings of our stockholders. Furthermore, any such debt financing is likely to include financial and other covenants that may impede our ability to react to changes in the economy or industry. If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures, which may adversely affect our results of operations and financial conditions and the price of our stock.
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
The CARES ACT was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.
We qualified for the ERC in the first, second and third quarters of 2021 and recognized $1,276,021 in Employee Retention Credits in 2021. As of January 12, 2023, we have received $1,229,873 in payment of the ERC's and expect to receive the remaining balance of $46,148 in the second quarter of 2023.
Based upon our operating and cash flow plan, we believe existing resources, including cash and cash flows from operations will be sufficient to meet our working capital needs for the next twelve months. If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures, which may adversely affect our overall results of operations and financial condition and the price of our stock.
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
We have historically incurred annual operating losses, including an operating loss of $2,447,927 in 2022. Although we made a net profit of $3,696,000 in 2021, as a result of the Paycheck Protection Program Loans and Employee Retention Credits in the amount of $5,049,035 in the aggregate, we have historically incurred annual operating losses. Our business is capital intensive and, because our products generally are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.
We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in all of our products. Our engine supplier, generator supplier for cogeneration products (other than the InVerde), and the compressor and vessel sets in our chillers, are all purchased from large

TECOGEN INC.

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
Our total product and installation backlog as of December 31, 2022 was $6,722,138 compared to $11,321,043 as of December 31, 2021. Although we expect our customers to issue definitive purchase orders with respect to such backlog, there can be no assurance that such amounts will not be subject to modification in the event customers experience unexpected delays in obtaining permits, interconnection agreements or financing. As a consequence of COVID-19, we have experienced order delays and deferrals for our products due to business closures or the inability to obtain government issued permits to conduct product installations. Any of such events may result in customers modifying the equipment or the terms or timing of the expected installation, which may result in changes to the amount of backlog attributed to those projects.
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
The economic viability of our projects depends on the price spread between natural gas and other fuel and electricity, and the variability of these prices creates a risk that our projects will not be economically viable and that potential customers will avoid such energy price risks.

TECOGEN INC.

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
Each year, a portion of our customer contracts expire and need to be renewed or replaced. We may not be able to renew or extend contracts with existing customers or obtain replacement contracts at attractive rates or for the same term as the expiring contracts. To the extent we are unable to extend customer contracts prior to their expiration dates, energy production revenue will decline due to less energy billing. Expiring customer contracts can also lead to an increase in expenses because we are obligated to remove the equipment from the customer location at our own expense at the end of the customer contract. The investment required to obtain replacement contracts, including the manufacture and installation of the cogeneration or chiller equipment and the costs to incorporate this equipment into a facility are significant. To the extent that we do not have sufficient liquidity, our ability to add new contracts with energy production sites may be adversely impacted.
Our revenue from energy billing may be adversely impacted by increases in the price of natural gas, reductions in utility rates for electrical power, weather conditions, or by an increase in remote work and study environments, all of which could reduce our revenue.
    Over the past several years electric rates have fluctuated, in some instances the rate have decreased, subsequent to the vast majority of customer contract dates, causing the billable value of the electrical power generated by our systems to decrease which has an adverse effect on our results of operations. In warmer months the customers do not use as much thermal energy because they do not have as much demand for heat at their locations. Due to lower demand in warmer months, we may not be able to bill for thermal energy and in turn may have a decrease in revenue. In addition, increases in the cost of natural gas may increase the cost of power generation in comparison to the cost of power from the electric grid and may result in decreased revenue and adversely affect our results of operation. Increased remote work and remote study environments during the COVID-19 pandemic has resulted in decreased commercial electricity and revenue generated by our systems, and has adversely affected our results of operations.
Our financial condition and results of operations could suffer if there is an impairment of goodwill or intangible assets.
As of December 31, 2022, our goodwill was $2,406,156, and our intangible assets were $997,594. We performed a goodwill impairment test at December 31, 2022 and determined that the estimated fair value of the energy production business assets, based on a discounted cash flow analysis, exceeded the carrying value of the assets and did not recognize goodwill impairment relating to our energy production segment for the year ended December 31, 2022. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.
Risks Related to our Technology and Business Operations
If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

TECOGEN INC.

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
We sell our products with limited warranties. There can be no assurance that the provision in our financial statements for estimated product warranty expense will be sufficient. There can be no assurance that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant occurrence of warranty expense in excess of estimates could have a material adverse effect on our operating results, financial condition and cash flow. Further, we have at times undertaken programs to enhance the performance of units previously sold. These enhancements have at times been provided at no cost or below our cost. If we choose to offer such programs again in the future, such actions could result in significant costs.
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

TECOGEN INC.

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
We enter into contracts with large commercial and not-for-profit customers under which we assume responsibility for meeting a portion of the customers' building energy demand and equipment installation. We may be exposed to substantial liability claims if we fail to fulfill our obligations to such customers. If the equipment malfunctions, it may be costly to repair or replace. There can be no assurance that we will not be vulnerable to claims by customers and by third parties that are beyond any contractual protections that we are able to negotiate. As a result, liability claims could cause us significant financial harm.
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
To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they may be unable to accept delivery or that they will be unable to make payment at the time of delivery or within agreed upon payment terms. Our provision for doubtful accounts receivable was $361,197 as of December 31, 2022, a decrease of $188,009 when compared to the provision for doubtful accounts as of December 31, 2021. We have experienced customer payment delays due to COVID-19, which are attributable to temporary business shutdowns, resulting in declines in revenues and cash flows from our customers and delays in project completion due to delays in government project inspections and a general slowdown in business activity and in some cases, customers ceasing business activities altogether.
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

TECOGEN INC.

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
As of the date of this report, our directors and executive officers collectively beneficially own approximately 11.4% of our issued and outstanding shares. John Hatsopoulos, a director, beneficially owns approximately 9.4% of our issued and outstanding shares. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or exercise of the options or other stock awards they may hold or in the future may be granted or if they otherwise acquire additional shares in the open market or otherwise. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have influence over corporate actions requiring shareholder approval. These matters would include the election of directors and the approval of mergers or other business combination transactions.
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

TECOGEN INC.

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
On June 19, 2020, we voluntarily delisted our common stock from Nasdaq and transitioned the quotation of our shares to OTC Markets Group Inc.’s OTCQX Best Market. Our common stock has been quoted on the OTC Markets Group Inc.’s OTCQX Best Market since June 19, 2020 under the symbol “TGEN”. We believe that trading “over the counter” has limited our stock’s liquidity and may impair our ability to raise additional capital. Also, and as a result, relatively small trades in our stock could have a disproportionate effect on our stock price.
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
Our board of directors may issue shares of preferred stock without stockholder approval.
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

TECOGEN INC.

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
Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). The certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the certifying officers) by others within the company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of the end of the period covered by this Annual Report, December 31, 2022, our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities Exchange Act, is recorded, processed, summarized and reported when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2022. We have a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and may require us to incur additional costs to improve our internal control system.
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
There was one customer who represented 12% of revenues for the year ended December 31, 2022 and no customer who represented more than 10% of revenues for the year ended December 31, 2021. There was one customer who represented 15% of the accounts receivable balance as of December 31, 2022, and two customers who represented 14% and 12%, respectively, of the accounts receivable balance as of December 31, 2021. The loss of any one or more of our major customers or our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. Our provision for doubtful accounts receivable decreased $188,009 to $361,197 in the year ended December 31, 2022, compared to the year ended December 31, 2021. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers. Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of customers, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term given we actively pursue large contracts and projects. The loss of any one or more of such customers or an inability to collect such accounts receivable could have a material adverse effect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

TECOGEN INC.

Item 2.    Properties.
Our headquarters is located in Waltham, Massachusetts, and consists of approximately 43,000 square feet of manufacturing, storage and office space. Although our Waltham lease expires March 31, 2024, we have identified an alternate space and are currently negotiating the lease terms. Currently, our monthly base rent is $44,254. We believe that our facilities are appropriate and adequate for our current needs.
Our eleven leased service centers can be broken into two different sizes. The larger leased spaces have office space to accommodate administrative, sales and engineering personnel, and warehouse space to stock parts in support of our service contracts. As of December 31, 2022, the service centers that fit this larger category are based in Piscataway, New Jersey and Valley Stream and Buchanan, New York to service the Metro New York City and the Mid-Atlantic region. The San Francisco Bay area and Northern California is served by such a center in Hayward, California. A portion of the corporate headquarters in Waltham, Massachusetts is used in this manner to service Boston and New England. The smaller service centers are parts depots or warehouses for the stocking of parts in support of our service contracts. These centers are located in Los Angeles, California; Sterling Heights, Michigan; Newark, New York, East Windsor, Connecticut; Toronto, Ontario and Wellesley Chapel, Florida.
Item 3.    Legal Proceedings.
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice for damages in the amount of CDN $1,000,000, alleging that a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. For the year ended December 31, 2022, we reserved $150,000 for anticipated costs which may not be covered by insurance. We are not a party to any other material pending legal proceeding.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Shares
Our common stock is quoted on the OTC Markets Group’s OTCQX Best Market tier and trades under the symbol TGEN. As of March 23, 2023, there were 57 holders of record of our common stock. Any over-the-market quotations reflect inter-dealers prices, without mark-up, markdown or commission and may not necessarily represent actual transactions.
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
Equity Compensation Plan Information
We adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and our consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2022, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all of our option grants issued after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2022 and 2021 was 146,393 and 764,768, respectively.
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

TECOGEN INC.

Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the 2022 Plan as of December 31, 2022 was 3,600,000.
The following table provides information as of December 31, 2022, regarding Common Stock that may be issued under the Amended Plan and the 2022 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,204,297	$1.61	3,746,393
Equity compensation plans not approved by security holders	—	—	—
Total	3,204,297	$1.61	3,746,393
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
Our products are sold directly to end-users by our in-house sales team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. To date we have shipped over 3,150 units, some of which have been operating for almost 35 years.
Although we may, from time to time, have one or a few customers who may represent more than 10% of our product revenue for a given year, we are not dependent on the recurrence of revenue from those customers. Our product revenue is such that customers may make a large purchase once and may not ever make a purchase again. Our equipment is built to last 30 or more years. Therefore, our product revenue model is not dependent on recurring sales transactions from the same customer. Our service revenue does lend itself to recurring revenue from particular customers.
For the last two fiscal years, more than half of our revenue was generated from long-term maintenance and energy production contracts, which provides us with a predictable revenue stream, especially during the summer months. We experience a slight surge of activity from May through September as our “chiller season” is in full swing. Our O&M service

TECOGEN INC.

revenue which has grown from year to year since 2005, with our New York City/New Jersey and New England systems experiencing the majority of the growth, was impacted to some extent by the COVID-19 pandemic. Our installation service related revenue has decreased and is likely to continue to remain low due to our strategy to focus on higher margin segments of our business. Our service margins are generally predictable as we service hundreds of long-term contracts with relatively low dollar, high volume sales.
During the years ended December 31, 2022 and 2021, our revenues were negatively impacted due to customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods; and a reduction in our energy production segment revenue due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted.
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
Our cogeneration, heat pump, and chiller modules are built to order and revenue is recognized upon shipment. The lead time to build and deliver a unit depends on its customized configuration and is approximately 12 to 14 weeks for a chiller and 6 to 8 weeks for a cogeneration system or heat pump, from time of purchase order. As revenue is recognized upon shipment, our work-in-process is an important factor in understanding our financial condition in any given quarter.
Our operations are comprised of three business segments, as follows:
•Products segment - designs, manufactures and sells industrial and commercial cogeneration systems;
•Services segment - provides maintenance services for Tecogen supplied products at customer sites; and,
•Energy Production segment - sells energy in the form of electricity, heat, hot water, and cooling to our customers under long-term sales agreements.
Recent Developments
Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an Agreement with Aegis Energy Services, LLC (“Aegis”) regarding the assignment and assumption of certain maintenance agreements, the purchase and sale of certain assets, and related matters (the “Agreement”) pursuant to which we agreed to assume Aegis’ rights and obligations arising on or after April 1, 2023 (the anticipated closing date) under Maintenance Agreements for 202 cogeneration systems, and acquire certain vehicles and inventory used in connection with the performance of maintenance services. The Agreement also provides that we will hire certain Aegis employees who will continue to provide maintenance services relating to the cogeneration systems, and that Aegis will provide transitional services relating to the assumed Maintenance Agreements. At the closing, we will acquire certain Aegis vehicles for $170,000, and between the closing and June 30, 2023, we will acquire from Aegis inventory used to provide maintenance services in exchange for a credit of $300,000 to be used for purchases by Aegis of our cogeneration equipment on or before June 30, 2023. Following the closing, for a period of up to seven years, we will pay Aegis a portion of the revenue collected for maintenance services provided pursuant to the assumed Maintenance Agreements. We also have the right to assume Aegis’ remaining Maintenance Agreements for cogeneration systems on the same terms and conditions but effective December 31, 2023 to the extent that Aegis is permitted to assign such agreements to us in accordance with the terms of such agreements.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and expect to see incremental revenue in the fourth quarter of 2023. A patent application based on this concept has been filed with the US Patent and Trademark Office.
Controlled Environment Agriculture: NetZero Greens
On July 20, 2022, we announced the establishment of NetZero Greens, a new business unit focused on low carbon Controlled Environment Agriculture (CEA). We believe that CEA offers an exciting opportunity to apply our expertise in clean

TECOGEN INC.

cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.
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
In recent years our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems significantly reduce operating costs, reduce the facility GHG footprint and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production.
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
As a result of our election to use an alternative quarter, we qualified for the ERC in the first, second and third quarters of 2021 because our gross receipts decreased by more than 20% from the first, second and third quarters of 2019. As a result of averaging 100 or fewer full-time employees in 2019, all wages paid to employees in the first, second and third quarters of 2021 were eligible for the ERC, other than wages with with loan forgiveness which cannot be used as qualified wages for purposes of the ERC.
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of December 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest. We expect to receive the remaining balance of $46,148 in the second quarter of 2023.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, assumptions and estimates that affect the

TECOGEN INC.

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
We review our property, plant and equipment for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. We evaluate the recoverability of our long-lived assets when impairment is indicated by comparing the net book value of the asset group to the estimated future undiscounted cash flows attributable to such assets. f the sum of the

TECOGEN INC.

projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. If impairment is indicated, the asset is written down to its estimated fair value.
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
At a minimum, we perform a quantitative goodwill impairment test in the fourth quarter of the year. In the fourth quarter of 2022, we performed a quantitative goodwill impairment test for our energy production reporting unit acquired in 2017. We used a discounted cash flow approach to develop the estimated fair value of that reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. An impairment would be recorded if the carrying amount of a reporting unit including goodwill exceeded the estimated fair value. Based on the aforementioned analysis, the carrying amount of that reporting unit, including goodwill, exceeded the estimated fair value and there was no impairment at December 31, 2022. See Note 5. "Sale of Energy Producing Assets and Goodwill Impairment".
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

TECOGEN INC.

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
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in our statements of operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Revenues	100.0%	100.0%
Cost of Sales	55.7	52.5
Gross Profit	44.3	47.5
General and administrative	43.6	40.1
Selling	7.2	10.1
Research and development	2.9	2.2
Total operating expenses	53.7	52.5
Loss from operations	(9.4)	(5.0)
Total other income (expense), net	(0.1)	20.4
Consolidated net income (loss)	(9.6)	15.3
(Income) loss attributable to the noncontrolling interest	(0.2)	(0.2)
Net income (loss) attributable to Tecogen Inc.	(9.8)%	15.1%
The following table presents revenue by segment and the change from the prior year for the years ended December 31, 2022 and 2021:

	Years Ended
Revenues	December 31, 2022	December 31, 2021	Increase (Decrease) $	Increase (Decrease) %
Product:
Cogeneration	$5,279,569	$3,264,313	$2,015,256	61.7%
Chillers	5,034,633	5,723,157	(688,524)	(12.0)%
Engineered Accessories	841,897	1,145,859	(303,962)	(26.5)%
Total product revenue	11,156,099	10,133,329	1,022,770	10.1%
Service:
Service contracts	12,060,404	11,586,763	473,641	4.1%
Installations	257	938,831	(938,574)	(100.0)%
Total service revenue	12,060,661	12,525,594	(464,933)	(3.7)%
Energy production	1,785,854	1,739,150	46,704	2.7%
Total Revenue	$25,002,614	$24,398,073	$604,541	2.5%
Revenues
Revenues in 2022 were $25,002,614 compared to $24,398,073 in 2021, an increase of $604,541 or 2.5% due to increased Product revenues.

TECOGEN INC.

Products
Product revenues in 2022 were $11,156,099 compared to $10,133,329 in 2021, an increase of $1,022,770 or 10.1%. The revenue increase in 2022 compared to 2021 is due primarily to an increase in cogeneration sales of $2,015,256, due to increased unit volume, which is partially offset by a $303,962 decrease in sales of engineered accessories and a decrease in chiller sales of $688,524. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment and to some degree were impacted by COVID-19 as energy and other construction projects were delayed.
Services
Revenues derived from our service centers, including installation activities, in 2022 were $12,060,661 compared to $12,525,594 for the same period in 2021, a decrease of $464,933 or 3.7%. The decrease in revenue in 2022 is due primarily to a decrease in installation revenues of $938,574, offset partially by an increase of $473,641, or 4.1%, in service contract revenues. Our service operation revenues grow with the sales of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result our “fleet” of units being serviced by our service department grows with product sales. Our installation activity is likely to continue to remain low due to our strategy to focus on higher margin segments of our business.
Energy Production
Energy production revenues for the year ended December 31, 2022 were $1,785,854 compared to $1,739,150 for 2021, an increase of $46,704, or 2.7%. The increase in energy production revenue is primarily due to our share of the excess revenue recognized in 2022 under the terms of the maintenance and operating agreements entered into in 2019 with the purchaser of certain energy producing assets, offset partially by the impact of COVID-19 resulting in the permanent closure of some hotel properties and a change to remote work and learning environments, resulting in decreased energy usage. During 2022 three of our energy production sites ceased operations.
Cost of Sales
Cost of sales in 2022 was $13,935,803 compared to $12,810,420 in 2021, an increase of $1,125,383 or 8.8%. The increase in cost of sales is due to increased product revenue volume and the impact of inflation on our material costs. Our overall gross margin was 44.3% in 2022 compared to 47.5% in 2021, a decrease of 3.2%.
Products
Costs of sales for products in 2022 was $7,413,320 compared to $5,601,046 in 2021, an increase of $1,812,274, or 32.4%, due to increased product revenue volume and higher material costs. Our products gross margin was 33.5% in 2022 compared to 44.7% in 2021, a decrease of 11.2%, due primarily to the impact of inflation on our material costs.
Services
Cost of sales for services in 2022 was $5,525,493 compared to $6,134,953 in 2021, a decrease of $609,460, or 9.9%, due to decreased installation activities. Our services gross margin was 54.2% in 2022 compared to 51.0% in 2021, an increase of 3.2%, due to lower installation services revenue.
Energy Production
Cost of sales for energy production for the year ended December 31, 2022 was $996,990 compared to $1,074,421 in 2021, a decrease of $77,431. Energy production gross margin was 44.2% in 2022 compared to 38.2% in 2021, an increase of 6%, due primarily to the recognition of our share of the excess revenue in 2022 under the terms of the maintenance and operating agreements entered into in 2019 with the purchaser of certain energy producing assets.
Operating Expenses
Operating expenses increased in 2022 to $13,415,952 compared to $12,806,745 in 2021, an increase of $609,207 or 4.8%.

TECOGEN INC.

	Years Ended		Increase (Decrease)
	December 31, 2022	December 31, 2021	$	%
Operating Expenses
General and administrative	10,909,251	9,795,823	$1,113,428	11.4%
Selling	1,811,085	2,471,929	(660,844)	(26.7)%
Research and development	732,873	542,079	190,794	35.2%
Gain on sale of assets	(41,931)	(10,486)	(31,445)	299.9%
Long-lived asset impairment	4,674	7,400	(2,726)	(36.8)%
Total	$13,415,952	$12,806,745	$609,207	4.8%
General and administrative expenses increased $1,113,428 to $10,909,251 in the year ended December 31, 2022 compared to $9,795,823 in 2021 due primarily to a $311,710 increase in freight and other related costs, a $206,006 increase in payroll costs, a $150,000 provision for litigation, a $131,719 increase in stock-based compensation, a $124,403 increase in franchise taxes, a $122,497 increase in professional fees and a $76,370 increase in travel related expenses.
Selling expenses decreased in the year ended December 31, 2022 to $1,811,085 compared to $2,471,929 in 2021, a decrease of $660,844 due to a $189,691 decrease in payroll and related benefits and a $305,050 decrease in commissions.
Research and development expenses increased in the year ended December 31, 2022 to $732,873 compared to $542,079, an increase of $190,794 due to costs incurred to develop the hybrid-drive air-cooled chiller, which included a $96,172 increase in payroll cost and a $92,270 increase in outside development costs.
Gains on the sale of assets was $41,931 in 2022 compared to a gain on the sale of assets of $10,486 in 2021.
Impairment of long-lived assets decreased $2,726 to $4,674 in the year ended December 31, 2022 compared to $7,400 in 2021.
Loss from Operations
Loss from operations for the year ended December 31, 2022 was $2,349,141 compared to a loss of $1,219,092 in 2021, an increase in the loss from operations of $1,130,049. The increase in the net loss from operations is primarily due to a $520,842 decrease in gross margin due to higher products material costs and a $609,207 increase in operating expenses.
Other Income (Expense), net
Other expense, net, for the year ended December 31, 2022 was $32,219 compared to income of $4,979,600 for the same period in 2021, a decrease of $5,011,819, due primarily to the gain on extinguishment of debt as a result of the Paycheck Protection Program Loan forgiveness and the recognition of the Employee Retention Credit in 2021. For the year ended December 31, 2022, other income (expense) includes interest and other expense of $34,713 and net interest expense of $16,255, which is partially offset by unrealized income on marketable securities of $18,749. For the same period in 2021, other income, net interest and other expense included Paycheck Protection Program Loan forgiveness of $3,773,014, Employee Retention Credits of $1,276,021, partially offset by other expense of $23,746, interest expense of $14,238 and the unrealized loss on securities of $37,497, which represents the market value fluctuation of marketable equity securities as discussed in Note 15. "Fair value measurements".
Provision for State Income Taxes
The provision for state income taxes for the years ended December 31, 2022 and 2021 was $16,352 and $19,491, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
With the addition of American DG Energy, we have income and losses attributable to the noncontrolling interest we have in American DG Energy's 51% owned subsidiary, ADGNY, LLC. The noncontrolling interest share of ADGNY profits and losses was income of $50,215 for the year ended December 31, 2022 and income of $45,017 in 2021.
Net Income (Loss) Attributable to Tecogen Inc
Net loss for the year ended December 31, 2022 was $2,447,927 compared to a net income of $3,696,000 for the comparable period in 2021. The decrease in net income in 2022 was primarily due to the Paycheck Protection Program loan forgiveness and Employee Retention Credit contributing $3,773,014 and $1,276,021, respectively, in 2021 and was further impacted by the reduction in gross margin and the increase in operating expenses in 2022.

TECOGEN INC.

Net Income (Loss) Per Share
Net income per share for the year ended December 31, 2022 was a loss of $0.10 compared to income of $0.15 per share for the same period in 2021. The basic and diluted weighted average shares outstanding for the year ended December 31, 2022 were 24,850,261 and 24,850,261, respectively. For the year ended December 31, 2021, basic and diluted shares were 24,850,261 and 25,115,518, respectively.
Liquidity and Capital Resources
The following table presents a summary of our net cash flows from operating, investing, and financing activities:

	Years End
Cash Provided by (Used in)	December 31, 2022	December 31, 2021
Operating activities	$(1,351,929)	$465,033
Investing activities	(348,565)	(215,058)
Financing activities	—	1,874,269
Change in cash and cash equivalents	$(1,700,494)	$2,124,244
Consolidated working capital at December 31, 2022 was $14,344,288, compared to $16,193,881 at December 31, 2021, a decrease of $1,849,593 or 11.4%. Included in working capital were cash and cash equivalents of $1,913,969 at December 31, 2022, compared to $3,614,463 at December 31, 2021, a decrease of $1,700,494 or 47.0%. The decrease in consolidated working capital is primarily due to the second draw Paycheck Protection Program loan forgiveness and positive cash flow from operations in 2021.
For the year ended December 31, 2022 we used $1,351,929 in cash from operations compared to generating $465,033 in cash from operations in 2021, a decrease of $1,816,962 in net cash provided by operating activities. Our accounts receivable balance decreased by $2,401,904 at December 31, 2022 compared to December 31, 2021. Unbilled revenues also decreased by $1,452,860 in connection with turnkey projects as some revenues are recognized prior to contractual milestones for invoicing. Our inventory increased by $2,824,740 as of December 31, 2022 compared to December 31, 2021 and other non-current assets decreased by $625,320 as of December 31, 2022 as compared to December 31, 2021.
Accounts payable decreased by $246,401 from December 31, 2021 to December 31, 2022. Accrued expenses from operations decreased by $109,282 as of December 31, 2022 compared to December 31, 2021 due to lower operating expenses. Deferred revenues decreased by $678,758 as of December 31, 2022 as compared to December 31, 2021.
During 2022, our cash flows used by investing activities were $348,565, and included purchases of property and equipment of $314,879, distributions to non-controlling interests of $76,836, and capital outlays related to intangible assets such as patents and product certification of $29,505.
During 2021, our cash flows from financing activities were $1,874,269, consisting of the receipt of proceeds from the Second Draw Paycheck Protection Program loan.
Our total product and installation backlog as of December 31, 2022 was $6,722,138 million compared to $11,321,043 as of December 31, 2021. Backlog does not include maintenance contract service revenues or energy contract revenues.
At December 31, 2022 and 2021, we had cash and cash equivalents of $1,913,969 and $3,614,463, a decrease of $1,700,494 or 47.0%. During the year ended December 31, 2022, our revenues were negatively impacted due to customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues, due to business closures and increased remote work and learning environments. The extent to which the coronavirus pandemic will continue to impact our business, our financial results and our cash flows will depend on future developments, which are highly uncertain and cannot be predicted.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. In order to grow our business and fund the development of our hydrid-drive air-cooled chiller and the relocation of our primary facility, we expect that our cash requirements will increase and we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.
Contractual Obligations and Commitments
We are obligated under operating leases for our Waltham, Massachusetts headquarters through March 31, 2024, and our eleven leased service centers through January 2031. Future minimum lease commitments under non-cancellable operating leases as of December 31, 2022 were $1,311,041. See Note 13. "Leases.”

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2022 ("Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in financial reporting relating to a small number of employees dealing with general controls over information technology. Our management has decided that the expense associated with continued implementation of new systems is justified and continues to implement systems to put the proper control procedures in place to remediate this weakness.
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

TECOGEN INC.

control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion regarding this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.
At December 31, 2022, we employed 85 active full-time employees and 1 part-time employees. Due to the small number of employees dealing with general controls over information technology security and user access, management believes this constitutes a material weakness in financial reporting.
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
Changes in Internal Control Over Financial Reporting
We implemented a company-wide ERP system in 2019. We continue to make progress in remediating internal control weaknesses. There has been no change to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

TECOGEN INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2022.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to our 2023 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on Form 10-K.
(a)    Index to Financial Statements and Financial Statement Schedules
    Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Audited Consolidated Financial Statements
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

10.1
Specimen Common Stock Certificate of Tecogen Inc. incorporated herein by reference to Exhibit 4. to the registrant's Amendment No. 3 to the registrant's Registration Statement on Form S-1 (Registration No. 333-193791) filed with the SEC on June 27, 2014.

10.2+
Form of Stock Option Agreement incorporated by reference to exhibit 4.3 to Amendment No. 3 to the registrant's Registration Statement on Form S-1 (Registration No. 333-193791) filed with the SEC on June 27, 2014.

10.3
Description of Registrant's Securities incorporated herein by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

10.4
Form of Non-Qualified Stock Option Award Agreement (Employee Form) under the registrant's 2022 Stock Incentive Plan filed with the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.

10.5	Form of Incentive Stock Option Award Agreement under the registrant's 2022 Stock Incentive Plan filed with the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.6	Form of Restricted Stock Award Agreement under registrant's 2022 Stock Incentive Plan filed with the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.7
Form of Non-Qualified Stock Option Award Agreement (Non-Employee Director Form) under the registrant's 2022 Stock Incentive Plan filed with the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.

10.8+
Tecogen Inc. 2006 Stock Incentive Plan, as amended and restated on November 1, 2016 incorporated herein by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K, for the year ended December 31, 2017, filed with the SEC on March 21, 2018.

10.9
Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated May 14, 2008 incorporated herein by reference to Exhibit 10.7 to the registrant's Amendment No. 3 to its Registration Statement on Form S-1 (Registration No. 333-193791), filed with the SEC on June 27, 2014.

10.10
Second Amendment to Lease Agreement between Atlantic-Waltham Investment II, LLC, and Tecogen Inc., dated January 16, 2013 incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 15, 2014.

10.11#
Exclusive License Agreement between Tecogen Inc. and the Wisconsin Alumni Research Foundation, dated February 5, 2007 incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the registrant's Registration Statement on Form S-1 (Registration No. 333-193791), filed with the SEC on June 27, 2014.

10.12
Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated August 8, 2014, incorporated herein by reference to Exhibit 10.1 to American DG Energy Inc.'s Quarterly Report on Form 10-Q (No. 001-34493) filed with the SEC on August 14, 2014.

10.13	Shelf Registration Rights Agreement dated August 3, 2015 incorporated herein by reference to Exhibit 10.29 to the registrant's Current Report on Form 8-K filed with the SEC on August 8, 2015.
10.14
First Amendment to the Facilities and Support Services Agreement between American DG Energy Inc. and Tecogen Inc., dated August 7, 2015, incorporated herein by reference to Exhibit 10.1 to American DG Energy Inc.'s Current Report on Form 8-K (No. 001-34493) filed with the SEC on August 13, 2015.

10.15+
Advisory Agreement, dated January 3, 2018, between Tecogen Inc. and John N. Hatsopoulos incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on January 8, 2018.

10.16
Guaranty Agreement by registrant in favor of CogenOne LLC and SDCL TG Cogen LLC, dated December 14, 2018, incorporated herein by reference to Exhibit 10.49 to the registrant's Current Report on Form 8-K filed with the SEC on March 8, 2019.

TECOGEN INC.

10.17
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

10.22
Loan Document for Paycheck Protection Program Loan through Webster Bank NA, dated April 17, 2020, incorporated herein by reference to Exhibit 10.61 to the registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 2020, filed with the SEC on May 14, 2020.

10.23
Webster Bank, NA letter dated January 11, 2021, confirming receipt of payment in full of registrant's obligation under the Paycheck Protection Loan dated April 17, 2020 incorporated herein by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.

10.24
Promissory Note for Paycheck Protection Program Second Draw Loan from Webster Bank, N.A. dated February 5, 2021 in the amount of $1,874,269, incorporated herein by reference to Exhibit 10.27 to the registrant's Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement Under the Securities Act of 1933, filed with the SEC on March 12, 2021.

10.25+
Tecogen Change in Control Severance Benefit Plan, dated July 9, 2020, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on July 21, 2020.

10.26	Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement Under the Securities Act of 1933, filed with the SEC on March 12, 2021, incorporated herein by reference.
10.27
Webster Bank N.A. Letter dated September 13, 2021 regarding forgiveness of Second Draw Paycheck Protection Loan to Tecogen Inc. incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on September 21, 2021.

10.28+	Tecogen Inc. 2022 Stock Incentive Plan adopted as of March 8, 2022 incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.29	Tecogen Inc. Policy Regarding Compensation of Non-Employee Directors filed with the Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.30
Agreement Regarding the Assignment of Certain Maintenance Agreements, the Purchase and Sale of Certain Assets, and Related Matters with Aegis Energy Services LLC, incorporated by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on March 16, 2023.

21.1
List of subsidiaries incorporated by reference to Exhibit 21.1 to the registrants Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement Under the Securities Act of 1933, filed with the SEC on March 12, 2021.

23.1*	Consent of Wolf & Company, P.C.
24.1*	Power of Attorney (included on Signature pages of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer And Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

TECOGEN INC.

#	Confidential Treatment has been granted for portions of this document. The confidential portions were omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.
+	Management contract or compensatory plan or agreement.

TECOGEN INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECOGEN INC.
(Registrant)

Dated: March 23, 2023	By:	/s/ Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abinand Rangesh, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2022, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Director, Chairperson of the Board	March 23, 2023
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Lead Director	March 23, 2023
John N. Hatsopoulos

/s/ Abinand Rangesh	Director and Chief Executive and Financial Officer	March 23, 2023
Abinand Rangesh	(Principal Executive and Financial Officer)

/s/ Ahmed F. Ghoniem	Director	March 23, 2023
Ahmed F. Ghoniem

/s/ Earl R. Lewis III	Director	March 23, 2023
Earl R. Lewis III

/s/ Fred Holubow	Director	March 23, 2023
Fred Holubow

/s/ John M. Albertine	Director	March 23, 2023
John M. Albertine

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tecogen Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tecogen Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Boston, Massachusetts
March 23, 2023

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$1,913,969	$3,614,463
Accounts receivable, net	6,714,122	8,482,286
Employee retention credit receivable	713,269	1,276,021
Unbilled revenue	1,805,330	3,258,189
Inventory, net	10,482,729	7,764,989
Prepaid and other current assets	401,189	578,801
Total current assets	22,030,608	24,974,749
Property, plant and equipment, net	1,407,720	1,782,944
Right of use assets	1,245,549	1,869,210
Intangible assets, net	997,594	1,181,023
Goodwill	2,406,156	2,406,156
Other assets	165,230	148,140
TOTAL ASSETS	$28,252,857	$32,362,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,261,952	3,508,354
Accrued expenses	2,384,447	2,343,728
Deferred revenue	1,115,627	1,957,752
Lease obligations	687,589	641,002
Unfavorable contract liabilities	236,705	330,032
Total current liabilities	7,686,320	8,780,868

Long-term liabilities:
Deferred revenue, net of current portion	371,823	208,456
Lease obligations, net of current portion	623,452	1,315,275
Unfavorable contract liability, net of current portion	583,512	929,474
Total liabilities	9,265,107	11,234,073
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,850,261 issued and outstanding at December 31, 2022 and 2021, respectively	24,850	24,850
Additional paid-in capital	57,351,008	57,016,859
Accumulated deficit	(38,281,548)	(35,833,621)
Total Tecogen Inc. stockholders’ equity	19,094,310	21,208,088
Noncontrolling interest	(106,560)	(79,939)
Total stockholders’ equity	18,987,750	21,128,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,252,857	$32,362,222
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022 and 2021

	2022	2021
Revenues
Products	$11,156,099	$10,133,329
Services	12,060,661	12,525,594
Energy production	1,785,854	1,739,150
Total revenues	25,002,614	24,398,073
Cost of sales
Products	7,413,320	5,601,046
Services	5,525,493	6,134,953
Energy production	996,990	1,074,421
Total cost of sales	13,935,803	12,810,420
Gross profit	11,066,811	11,587,653
Operating expenses
General and administrative	10,909,251	9,795,823
Selling	1,811,085	2,471,929
Research and development	732,873	542,079
Gain on sale of assets	(41,931)	(10,486)
Long-lived asset impairment	4,674	7,400
Total operating expenses	13,415,952	12,806,745
Loss from operations	(2,349,141)	(1,219,092)
Other income (expense)
Interest and other income (expense)	(34,713)	(23,746)
Interest expense	(16,255)	(14,238)
Gain on extinguishment of debt	—	3,773,014
Employee Retention Credit	—	1,276,021
Gain on the sale of investments	—	6,046
Unrealized gain (loss) on investment securities	18,749	(37,497)
Total other income (expense), net	(32,219)	4,979,600
Income (loss) before income taxes	(2,381,360)	3,760,508
State income tax provision	16,352	19,491
Consolidated net income (loss)	(2,397,712)	3,741,017
Income attributable to the noncontrolling interest	(50,215)	(45,017)
Net income (loss) attributable to Tecogen Inc.	$(2,447,927)	$3,696,000

Net income (loss) per share - basic	$(0.10)	$0.15
Weighted average shares outstanding - basic	24,850,261	24,850,261
Net income (loss) per share - diluted	$(0.10)	$0.15
Weighted average shares outstanding -diluted	24,850,261	25,115,518
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2020	24,850,261	$24,850	$56,814,428	$(39,529,621)	$(42,323)	$17,267,334
Distributions to noncontrolling interest	—	—	—	—	(82,633)	(82,633)
Stock-based compensation	—	—	202,431	—	—	202,431
Net income	—	—	—	3,696,000	45,017	3,741,017
Balance at December 31, 2021	24,850,261	24,850	57,016,859	(35,833,621)	(79,939)	21,128,149
Distributions to noncontrolling interest	—	—	—	—	(76,836)	(76,836)
Stock-based compensation	—	—	334,149	—	—	334,149
Net income (loss)	—	—	—	(2,447,927)	50,215	(2,397,712)
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	$18,987,750
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(2,397,712)	$3,741,017
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, accretion and amortization, net	428,348	469,854
Gain on the extinguishment of debt	—	(3,773,014)
Employee retention credit	—	(1,276,021)
Long-lived asset impairment	4,674	7,400
Gain on sale of assets	(41,931)	(10,486)
Provision for doubtful accounts receivable	(70,987)	131,206
Gain on the sale of investments	—	(6,046)
Provision for litigation	150,000	—
Provision for inventory reserve	107,000	—
Unrealized (gain) loss on investment securities	(18,749)	37,497
Stock-based compensation	334,149	202,431
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,401,904	57,618
Inventory, net	(2,824,740)	(596,393)
Unbilled revenue	1,452,860	1,009,060
Prepaid expenses and other current assets	177,612	18,343
Other non-current assets	625,320	(231,478)
Increase (decrease) in:
Accounts payable	(246,401)	(674,750)
Accrued expenses	(109,282)	374,802
Deferred revenue	(678,758)	756,722
Other current liabilities	(645,236)	227,271
Net cash (used in) provided by operating activities	(1,351,929)	465,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(314,879)	(91,451)
Proceeds on sale of property and equipment	72,655	10,486
Purchases of intangible assets	(29,505)	(63,097)
Proceeds from sale of investments	—	11,637
Distributions to noncontrolling interest	(76,836)	(82,633)
Net used in investing activities	(348,565)	(215,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,874,269
Net cash provided by financing activities	—	1,874,269
Change in cash and cash equivalents	(1,700,494)	2,124,244
Cash and cash equivalents, beginning of the year	3,614,463	1,490,219
Cash and cash equivalents, end of the year	$1,913,969	$3,614,463
Supplemental disclosure of cash flow information:

Cash paid for interest	$14,597	$241
Cash paid for taxes	$16,352	$19,491
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Note 1 – Nature of business and operations
Tecogen Inc. (together with its subsidiaries "we", "our", "us" or "Tecogen"), a Delaware Corporation, was incorporated on September 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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
The accompanying consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of December 31, 2022.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
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
Accounting Standards Codification 105, "Generally Accepted Accounting Principles," describes the decision-making framework when no guidance exists in US GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within US GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of ASC 958, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the Employee Retention Credit as a government grant in accordance with Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) ("ASU 2013-06") by analogy under ASC 105-10-05-2. Under this standard, government grants are recognized when the conditions on which they depend are substantially met. The conditions for recognition of the ERC include, but are not limited to:
•An entity has been adversely affected by the COVID-19 pandemic;
•We have not used qualifying payroll for both the Paycheck Protection Program and the ERC;
•We incurred payroll costs to retain employees; and,
•The process for filing for the credit is an administrative task and not a barrier to receiving the credits.
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. A current receivable in the amount of $713,269 is included in our condensed consolidated balance sheet as of December 31, 2022. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest. We expect to receive the remaining balance of $46,148 in the second quarter of 2023.
Concentration of Credit Risk
Financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s general deposit insurance limits. The amount on deposit at December 31, 2022 and 2021 which exceeded the $250,000 federally insured limit were approximately $1,393,823 and $3,592,111, respectively. We have not experienced any losses in such accounts and thus believe that we are not exposed to any significant credit risk on cash.
There was one customer who represented 12% of revenues for the year ended December 31, 2022 and no customer who represented more than 10% of revenues for the year ended December 31, 2021. There was one customer who represented 15% of the accounts receivable balance as of December 31, 2022, and two customers who represented 14% and 12%, respectively, of the accounts receivable balance as of December 31, 2021.
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2022 and 2021, the allowance for doubtful accounts was $361,197 and $549,206, respectively.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
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
We review our property, plant and equipment for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. We evaluate the recoverability of our long-lived assets when impairment is indicated by comparing the net book value of the asset group to the estimated future undiscounted cash flows attributable to such assets. f the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. If impairment is indicated, the asset is written down to its estimated fair value.
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
Impairment of Long-lived Assets
Long-lived assets, including intangible assets and property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that an impairment of $4,674 and $7,400 of long-lived assets existed as of December 31, 2022 and December 31, 2021, respectively.
For the years ended December 31, 2022 and December 31, 2021, we recorded impairment of long-lived assets as follows:

Years Ended	December 31, 2022	December 31, 2021
Energy production asset impairment (1)	$156,655	$—
Energy production reversal of unfavorable contract liability (2)	(151,981)	—
Patent applications abandonment	—	7,400
Long-lived asset impairment	$4,674	$7,400

(1) - See Note 8."Property, plant and equipment"
(2) - See Note 7."Intangible Assets and Liabilities Other Than Goodwill"
Goodwill
    Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.
Impairment testing for goodwill is performed annually, generally in the fourth fiscal quarter, or more frequently if impairment indicators are present.
To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform an impairment test even if no indications of a potential impairment

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
exist. The impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value, including goodwill. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. Our assessment in 2022 indicated that the carrying value of our energy production reporting unit did not exceed its fair value and therefore goodwill was not impaired. (see Note 9."Goodwill").
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
Leases
On January 1, 2019, we adopted the guidance under ASU No. 2016-02, “Leases” ("ASC 842”). ASC 842 requires lessees to recognize most leases on their balance sheets as a right-of-use ("ROU") asset with a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. See Note 13."Leases".
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
With few exceptions, we are no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2019, with the exception of loss carryforwards in the event they are utilized in future years. Our tax returns are open to adjustment from 2001 forward, as a result of the fact that the we have loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
Fair Value of Financial Instruments
Our financial instruments are cash and cash equivalents, accounts receivable, available-for-sale securities and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. See Note 15. "Fair value measurements".

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in general and administrative expenses. For the years ended December 31, 2022 and 2021, $563,482 and $385,351 of shipping and handling costs were included in general and administrative expenses in the accompanying consolidated statements of operations, respectively. We elected to exclude from revenue any value-add sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we have historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue
In general, our business segmentation are aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
The following table further disaggregates our revenue by major source by segment for the years ended December 31, 2022 and 2021.

Year Ended	December 31, 2022
	Products	Services	Energy Production	Total
Products	$11,156,099	$—	$—	$11,156,099
Installation services	—	257	—	257
Maintenance services	—	12,060,404	—	12,060,404
Energy production	—	—	1,785,854	1,785,854
Total revenue	$11,156,099	$12,060,661	$1,785,854	$25,002,614

Year Ended	December 31, 2021
	Products	Services	Energy Production	Total
Products	$10,133,329	$—	$—	$10,133,329
Installation services	—	938,831	—	938,831
Maintenance services	—	11,586,763	—	11,586,763
Energy production	—	—	1,739,150	1,739,150
Total revenue	$10,133,329	$12,525,594	$1,739,150	$24,398,073
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
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
Installation Services. We provide both complete turnkey installation services which typically include all necessary engineering and design, labor, subcontract labor to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Under complete turnkey installation service contracts revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts are satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards satisfaction of the performance obligation based on an input method based on cost which we believe is the most faithful depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually determined milestones of progress have been achieved, with payment terms generally being 30 days. Our installation services revenue decreased significantly in the year ended December 31, 2022 and is likely to continue to remain low due to our strategy to focus on higher margin segments of our business.
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
We did not recognize any revenue during the year ended December 31, 2022 that was included in unbilled revenue as of December 31, 2022. Approximately $1,475,827 of revenue was billed in this period that had been recognized in previous periods.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
Revenue recognized during the year ended December 31, 2022 that was included in deferred revenue at the beginning of the period was $1,669,171.
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
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,487,450. We expect to recognize revenue of approximately 94% of the remaining performance obligations over the next 24 months, 19% recognized in the first 12 months and 75% recognized over the subsequent 12 months, and the remainder recognized thereafter.
Advertising Costs
We expense the costs of advertising as incurred. For the years ended December 31, 2022 and 2021, advertising expense was approximately $51,000 and $47,000, respectively.
Research and Development Costs
Research and development expenditures are expensed as incurred. Our total research and development expenditures were approximately $733,000 and $542,000 for the years ended December 31, 2022 and 2021, respectively.
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
See Note 14."Stockholders' equity" for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the years ended December 31, 2022 and 2021.
Significant New Accounting Standards Adopted this Period
No new accounting standards were adopted in the year ended December 31, 2022 that had a material impact on our consolidated financial statements.

Note 3 – Income (loss) per common share:

Basic and diluted income (loss) per common share for the years ended December 31, 2022 and 2021, respectively, was as follows:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Years Ended	December 31, 2022	December 31, 2021
Numerator:
Net income (loss) attributable to stockholders	$(2,447,927)	$3,696,000
Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	265,257
Weighted average shares outstanding - Diluted	24,850,261	25,115,518
Basic income (loss) per share	$(0.10)	$0.15
Diluted income (loss) per share	$(0.10)	$0.15

Anti-dilutive shares underlying stock options outstanding	915,201	931,396

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
In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. We received excess payments in both the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, we recognized $101,861 of revenue representing our share of the excess cash flows under the energy production contacts, the current receivable which is included in our consolidated balance sheet as of December 31, 2022. On March 6, 2023, we received the excess payment for the year 2022 from the purchaser. For the year ended December 31, 2021, we recognized $23,803 of revenue representing our share of the excess cash flows under the energy production contracts.
The foregoing agreements also contain provisions whereby we have agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. Should we be required to make whole the purchaser under such provisions, we would be entitled to seek recovery from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination. We did not recognize any counterparty contract default costs in the years ended December 31, 2022 and 2021.
We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
production contract upon termination of the energy production contract. We did not recognize any site decommissioning costs in the years ended December 31, 2022 and 2021 .

Note 6 – Inventory
Inventories at December 31, 2022 and 2021 consisted of the following.

	2022	2021
Raw materials, net	$9,001,491	$6,691,991
Work-in-process	498,139	549,802
Finished goods	983,099	523,196
	$10,482,729	$7,764,989

Note 7 – Intangible Assets and Liabilities Other Than Goodwill
During the years ended December 31, 2022 and 2021 we capitalized $11,615 and $39,691, respectively, of product certification costs. Also included in intangible assets are legal costs incurred by us to obtain patents for our intellectual property. These patents, once they are placed in service, are amortized on a straight-line basis over the estimated economic life of the associated product, which ranges from approximately 7-10 years. We capitalized $17,890 and $23,406 of patent-related costs during the years ended December 31, 2022 and 2021, respectively. We did not capitalize any cost incurred for trademarks during the years ended December 31, 2022 and 2021, respectively.
Intangible assets and liabilities at December 31, 2022 and 2021 consist of the following:

	December 31, 2022			December 31, 2021
Intangible assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product certifications	$777,465	$(584,863)	$192,602	$765,850	$(532,676)	$233,174
Patents	888,910	(405,140)	483,770	871,021	(314,997)	556,024
Developed technology	240,000	(156,000)	84,000	240,000	(140,000)	100,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In process R&D	263,936	(65,984)	197,952	263,936	(28,279)	235,657
Favorable contract assets	384,465	(372,091)	12,374	384,465	(355,193)	29,272
	$2,581,672	$(1,584,078)	$997,594	$2,552,168	$(1,371,145)	$1,181,023

Intangible liability
Unfavorable contract liability	$2,618,168	$(1,797,951)	$820,217	$3,056,655	$(1,797,149)	$1,259,506

The aggregate amortization expense related to intangible assets exclusive of contract related intangibles was $201,043 and $197,788 during the years ended December 31, 2022 and 2021, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the years ended December 31, 2022 and 2021 was $274,112 and $319,084, respectively. We abandoned certain patent applications and recorded non-cash charges of $0 and $7,400 as long-lived asset impairment in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.
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
During the year ended December 31, 2022, we determined that certain of the ADGE customer contracts terminated due to the customers failure to perform their obligations pursuant to the contractual agreements and accordingly reversed $151,981

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
of unfavorable contract liability related to these contacts. The adjustments are included in the consolidated statement of operations for the year ended December 31, 2022, as non-cash benefits within long-lived asset impairment.
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term, which range from approximately 1-11 years, and is charged against cost of sales in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows:

	Non-contract related intangibles	Contract related intangibles	Total
2023	$203,295	$(236,705)	$(33,410)
2024	182,413	(160,325)	22,088
2025	177,841	(113,449)	64,392
2026	173,702	(65,232)	108,470
2027	172,468	(57,591)	114,877
Thereafter	60,979	(186,915)	(125,936)
	$970,698	$(820,217)	$150,481

Note 8 – Property, plant and equipment

Property, plant and equipment at December 31, 2022 and 2021 consisted of the following:

	Estimated Useful Life (in Years)	2022	2021
Energy systems	10 - 15 years	$2,810,232	$3,556,488
Machinery and equipment	5 - 7 years	1,624,885	1,463,153
Furniture and fixtures	5 years	196,007	193,698
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,290,778	5,872,993
Less - accumulated depreciation and amortization		(3,883,058)	(4,090,049)
Net property, plant and equipment		$1,407,720	$1,782,944
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2022 and 2021 was $501,418 and $591,047, respectively.

During the year ended December 31, 2022, we determined that three of the ADGE customer contracts terminated due to the customers failure to perform their obligations pursuant to the contractual agreements and deemed the assets related to the contracts at these sites to be impaired. We recorded a non-cash impairment of $156,655 which is included in the consolidated statement of operations for the year ended December 31, 2022, within long-lived asset impairment.

During the year ended December 31, 2021 there were no ADGE contract terminations.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Note 9 - Goodwill
Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2022 and 2021 was as follows:

	Product and Service	Energy Production	Total
Balance at December 31, 2020	$40,870	$2,365,286	$2,406,156
Impairment	—	—	—
Balance at December 31, 2021	$40,870	$2,365,286	$2,406,156
Impairment	—	—	—
Balance at December 31, 2022	$40,870	$2,365,286	$2,406,156
We performed a goodwill impairment test at December 31, 2022 and determined that the estimated fair value of the energy production business assets, based on a discounted cash flow analysis, exceeded the carrying value of the assets and did not record a goodwill impairment for the year 2022.
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
On January 19, 2021, we received a letter dated January 12, 2021 from Webster Bank, NA confirming that the Paycheck Protection Program Loan to us pursuant to the CARES ACT, as amended, in the original principal amount of $1,874,200 together with accrued interest of $13,659 was forgiven in full as of January 11, 2021. We have accounted for the loan forgiveness of $1,887,859 as debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09") and reported as a separate component of other income (expense), net in our condensed consolidated statement of operations for the year ended December 31, 2021. The loan forgiveness is considered to be nontaxable for both state and federal purposes and has been treated accordingly in our condensed consolidated financial statements.
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
We lease office space and warehouse facilities under various lease agreements which expire through January 2031. Total rent expense for the years ended December 31, 2022 and 2021 amounted to $811,664 and $802,409, respectively. See Note 13. "Leases" for further discussion.
Legal Matters
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice for damages in the amount of CDN $1,000,000, alleging that a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. For the year ended December 31, 2022, we reserved $150,000 for anticipated costs which may not be covered by insurance. We are not a party to any other material pending legal proceeding.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Guarantees
In connection with the sale of energy producing assets, we made certain guarantees to the purchaser as discussed in Note 5. "Sale of Energy Producing Assets and Goodwill Impairment." On March 6, 2023, we received the excess payment for the year ended December 31, 2022 from the purchaser. Based upon an analysis of these energy producing assets expected future performance, as of December 31, 2022 we do not expect to make any material payments under the guarantee.
Change in Control Severance Benefit Plan
On July 9, 2020, our compensation committee of the board of directors adopted the Tecogen Inc. Change in Control Severance Benefit Plan ("Plan"). The Plan provides for up to 12 months of severance benefits for certain of our key management employees who are selected as plan participants by the plan administrator and who have executed a Change in Control Severance Benefit Plan Participation Notice. On July 9, 2020, Robert A. Panora, our President and Chief Operating Officer, and John K. Whiting, IV, our General Counsel and Secretary, were each designated as participants in the Plan.
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
Changes in our warranty reserve were as follows:

Warranty reserve, December 31, 2020	$164,800
Warranty provision for units sold	119,752
Costs of warranty incurred	(119,752)
Warranty reserve, December 31, 2021	164,800
Warranty provision for units sold	208,730
Costs of warranty incurred	(235,730)
Warranty reserve, December 31, 2022	$137,800

Note 13 – Leases
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the years ended December 31, 2022 and 2021 was $811,664 and $802,409, respectively.
Supplemental information related to operating leases for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$733,284	$715,639
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$825,848
Weighted-average remaining lease term - operating leases	3.6 Years	4.0 Years
Weighted-average discount rate - operating leases	6.0%	6.0%

Supplemental balance sheet information related to operating leases for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Operating leases
Right-of-use assets	$1,245,549	$1,869,210

Operating lease liability, current	$687,589	$641,002
Operating lease liability, long-term	623,452	1,315,275
Total operating lease liability	$1,311,041	$1,956,277

Future minimum lease commitments under non-cancellable operating leases as of December 31, 2022 were as follows:

Operating Leases
2023	$742,158
2024	249,681
2025	123,908
2026	111,260
2027	52,765
Thereafter	171,086
Total lease payments	1,450,858
Less: imputed interest	139,817
Total	$1,311,041

Note 14 – Stockholders’ equity
Common Stock
The holders of our Common Stock have the right to vote their interest on a per share basis. At December 31, 2022 and 2021, there were 24,850,261 and 24,850,261 shares of our Common Stock outstanding, respectively.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Preferred Stock
On February 13, 2013, we authorized 10 million shares of preferred stock. As of December 31, 2022, no preferred shares were issued or outstanding.
Stock-Based Compensation
We adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and our consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2022, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all of our option grants issued after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2022 and 2021 was 146,393 and 764,768, respectively.
In 2022, we granted nonqualified options to purchase an aggregate of 761,650 shares of common stock at prices between $1.10 per share to $1.20 per share to certain officers and employees. These options have a vesting schedule of 4 years and expire in ten years. The fair value of the options issued in 2022 was $321,910. The weighted-average grant date fair value of stock options granted during 2022 was $0.42 per share.
In 2021, we granted nonqualified options to purchase an aggregate of 258,000 shares of common stock at $1.75 per share to certain officers and employees. These options have a vesting schedule of 4 years and expire in ten years. The fair value of the options issued in 2022 was $166,474. The weighted-average grant date fair value of stock options granted during 2022 was $0.65 per share.
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
During the year ended December 31, 2022, we granted nonqualified options to purchase an aggregate of 275,000 shares of common stock at prices between of $1.00 per share and $1.41 per share to certain directors. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2022 was $145,600. The weighted-average grant date fair value of stock options granted during 2022 was $0.53 per share. The number of shares remaining available for future issuance under the 2022 Plan as of December 31, 2022 was 3,600,000.
In 2022 and 2021, there were no options exercised.
Stock option activity for the year ended December 31, 2022 was as follows:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,386,842	$0.71	—	$10.33	$1.81	7.56 years	$697,935
Granted	1,036,650	$1.00	—	$1.41	$1.14
Exercised	—	—
Canceled and forfeited	(219,195)	$1.00	—	$6.74	$1.58
Outstanding, December 31, 2022	3,204,297	$0.71	—	$10.33	$1.61	7.30 years	$882,074
Exercisable, December 31, 2022	1,421,147				$2.32		$391,257
Vested and expected to vest, December 31, 2022	2,936,825				$1.66		$808,252

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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2022 and 2021 are as follows:

Stock option awards:	2022	2021
Expected life	6.25 years	6.25 years
Risk-free interest rate	2.17%	1.09%
Expected volatility	36.24%	35.86%
During the years ended December 31, 2022 and 2021, we recognized stock-based compensation expense of $334,149 and $202,431, respectively, related to the issuance of stock options. No tax benefit was recognized related to the stock-based compensation expense recorded during either of the years. At December 31, 2022 and 2021, the total compensation cost related to unvested stock option awards not yet recognized is $500,059 and $470,063, respectively. This amount will be recognized over a weighted average period of 1.58 years.
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
The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Unrealized gain (loss)
December 31, 2022
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$93,744	$—	$93,744	$—	$18,749
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$18,749

December 31, 2021
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(37,498)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(37,498)

We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power Inc. as an available-for-sale security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we are classifying as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the years ended December 31, 2022 and 2021:

Fair value at December 31, 2020	$118,084
Sale of 93,187 shares	(5,592)
Unrealized loss	(37,497)
Fair value at December 31, 2021	$74,995

Fair value at December 31, 2021	$74,995
Unrealized gain	18,749
Fair value at December 31, 2022	$93,744

Note 16 – Retirement plans
We have a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. We matched a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary until May 2020 when we discontinued the matching of employee contributions for those employees not covered under a collective bargaining agreement. We contributed approximately $39,664 and $37,560 in matching contributions to the Plan in 2022 and 2021, respectively.

Note 17 – Segments
As of December 31, 2022, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. Prior to the acquisition of ADGE (see Note 4. "Acquisition of

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
American DG Energy Inc."), our operations consisted of a single segment. The following table presents information by reportable segment for the years ended December 31, 2022 and 2021:

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Year ended December 31, 2022
Revenue - external customers	$11,156,099	$12,060,661	$1,785,854	$—	$25,002,614
Intersegment revenue	—	310,816	—	(310,816)	—
Total revenue	$11,156,099	$12,371,477	$1,785,854	$(310,816)	$25,002,614
Gross profit	$3,742,779	$6,535,168	$788,864	$—	$11,066,811
Identifiable assets	$10,434,727	$9,854,279	$3,744,913	$4,218,938	$28,252,857

Year ended December 31, 2021
Revenue - external customers	$10,133,329	$12,525,594	$1,739,150	$—	$24,398,073
Intersegment revenue	—	321,618	—	(321,618)	—
Total revenue	$10,133,329	$12,847,212	$1,739,150	$(321,618)	$24,398,073
Gross profit	$4,532,283	$6,390,641	$664,729	$—	$11,587,653
Identifiable assets	$11,887,063	$10,820,487	$4,097,935	$5,556,737	$32,362,222
(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021
Note 18 – Income taxes
A reconciliation of the federal statutory income tax provision to our actual provision for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Pre-tax book income (loss)	$(2,381,360)	$3,760,508
Expected tax at 21%	(500,086)	789,707

Permanent differences:
Mark to market	(3,937)	6,605
Intangible amortization	(89,480)	(67,008)
Paycheck protection program loan forgiveness	—	(792,333)
Other	2,404	3,873

State taxes:
Current	16,352	19,491
Deferred	(162,688)	(15,672)

Other items:
Federal research and development credits	(7,647)	9,551
Deferred tax past year true-up's	(46,786)	(15,228)
Change in valuation allowance	668,326	84,000
Capitalized research and development expenses	174,674	—
Other	(34,780)	(3,495)
Income tax provision	$16,352	$19,491
The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carryforwards	$9,812,000	$9,293,000
R&D and ITC credit carryforwards	310,000	303,000
Accrued expenses and other	317,000	338,000
Intangibles	342,000	176,000
Leases	17,000	22,000
Accounts receivable	96,000	141,000
Stock options	386,000	288,000
Inventory	366,000	265,000
Property, plant and equipment	705,000	754,000
Other	342,000	270,000
Deferred tax assets	12,693,000	11,850,000
Valuation allowance	(12,693,000)	(11,850,000)
Deferred tax assets, net	$—	$—

At December 31, 2022, we had approximately $39,321,000 of Federal net operating loss carryforwards ("NOL") of which $27,366,000 expire beginning in 2023 through 2038 and $11,955,000 have an indefinite carryforward. In addition, we have $1,557,000 of state net operating losses, expiring at various dates starting in 2023 through 2041.
Effective January 1, 2022, all Section 174 research and development expenditures are required to be capitalized and amortized for tax purposes. The impact of this treatment creates a timing difference that gave rise to a deferred tax asset as of December 31, 2022.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

The Tax Cuts and Jobs Act was enacted on December 22, 2017. A significant provision of the act was to reduce the statutory Federal tax rate from 34% to 21%. During 2022, our valuation allowance increased by $843,000. This increase is affected by the absorption of deferred tax attributes associated with its acquisition of American DG Energy, Inc. along with permanent book to tax differences and provision to return adjustments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a sweeping stimulus bill intended to bolster the U.S. economy, and provide emergency assistance to qualifying businesses and individuals, was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in tax years 2018 through 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also modifies the limitation of business interest expense for the tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increases the allowable business interest deduction from 30% of adjusted taxable income to 50%. The modifications are not expected to materially effect us, as our adjusted taxable income is below zero for the tax years beginning in 2019 and 2020.
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
In accordance with the provisions of the Income Taxes topic of the Codification, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established for 2021 and 2022 respectively.
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
    We acquired American DG Energy, Inc. during 2017, by acquiring 100 percent of the company's stock. Accordingly, utilization of their consolidated and/or separately computed NOL and/or tax credit carryforwards will be subject to an annual limitation under Internal Revenue Code Section 382. Any such limitation may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The extent of the limitation, and related allocation and impact upon the NOL and credit carryforwards has been determined to be $391,940 per year for a 20 year period at the ADGE level. However, we have sufficient pre-merger NOLs to offset anticipated taxable income for the taxable year ended December 31, 2022 and do not expected to be limited in NOL utilization for the period.
A full valuation allowance has been provided against our loss carryforwards and, if an adjustment is required under Section 382, it would be offset by a corresponding adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.
We have not recorded any amounts for unrecognized tax benefits as of December 31, 2022 or 2021.
We file tax returns as prescribed by the tax laws of the jurisdiction in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Our tax returns from tax year 2019 are still open for examination for both federal and state jurisdictions.

Note 19 - Subsequent Events
We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2022 and 2021

On March 15, 2023, we entered into an Agreement with Aegis Energy Services, LLC (“Aegis”) regarding the assignment and assumption of certain maintenance agreements, the purchase and sale of certain assets, and related matters (the “Agreement”) pursuant to which we agreed to assume Aegis’ rights and obligations arising on or after April 1, 2023 (the anticipated closing date) under Maintenance Agreements for 202 cogeneration systems, and acquire certain vehicles and inventory used in connection with the performance of maintenance services. The Agreement also provides that we will hire certain Aegis employees who will continue to provide maintenance services relating to the cogeneration systems, and that Aegis will provide transitional services relating to the assumed Maintenance Agreements. At the closing, we will acquire certain Aegis vehicles for $170,000, and between the closing and June 30, 2023, we will acquire from Aegis inventory used to provide maintenance services in exchange for a credit of $300,000 to be used for purchases by Aegis of our cogeneration equipment on or before June 30, 2023. Following the closing, for a period of up to seven years, we will pay Aegis a portion of the revenue collected for maintenance services provided pursuant to the assumed Maintenance Agreements. We also have the right to assume Aegis’ remaining Maintenance Agreements for cogeneration systems on the same terms and conditions but effective December 31, 2023 to the extent that Aegis is permitted to assign such agreements to us in accordance with the terms of such agreements.
We are currently evaluating the accounting implications of this transaction.