Form 10-Q
period 2023-03-31
TECOGEN INC.
filed 2023-05-11
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of March 31, 2023, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,629,103	$1,913,969
Accounts receivable, net	6,758,360	6,714,122
Employee retention credit	46,148	713,269
Unbilled revenue	1,788,902	1,805,330
Inventories, net	11,862,782	10,482,729
Prepaid and other current assets	265,019	401,189
Total current assets	22,350,314	22,030,608
Long-term assets:
Property, plant and equipment, net	1,290,228	1,407,720
Right of use assets	1,084,033	1,245,549
Intangible assets, net	947,885	997,594
Goodwill	2,406,156	2,406,156
Other assets	164,815	165,230
TOTAL ASSETS	$28,243,431	$28,252,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,167,461	3,261,952
Accrued expenses	2,240,523	2,384,447
Deferred revenue, current	2,108,082	1,115,627
Lease obligations, current	646,805	687,589
Unfavorable contract liability, current	223,230	236,705
Total current liabilities	9,386,101	7,686,320
Long-term liabilities:
Deferred revenue, net of current portion	231,969	371,823
Lease obligations, net of current portion	496,526	623,452
Unfavorable contract liability, net of current portion	535,706	583,512
Total liabilities	10,650,302	9,265,107
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at March 31, 2023 and December 31, 2022	24,850	24,850
Additional paid-in capital	57,428,356	57,351,008
Accumulated deficit	(39,771,577)	(38,281,548)
Total Tecogen Inc. stockholders’ equity	17,681,629	19,094,310
Non-controlling interest	(88,500)	(106,560)
Total stockholders’ equity	17,593,129	18,987,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,243,431	$28,252,857

 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Products	$1,710,136	$3,939,481
Services	3,136,173	2,917,280
Energy production	533,509	581,562
Total revenues	5,379,818	7,438,323
Cost of sales
Products	1,212,568	2,644,756
Services	1,737,602	1,366,752
Energy production	337,739	336,027
Total cost of sales	3,287,909	4,347,535
Gross profit	2,091,909	3,090,788
Operating expenses
General and administrative	2,792,483	2,473,903
Selling	520,070	501,091
Research and development	229,102	140,135
Gain on disposition of assets	—	(33,945)
Gain on termination of unfavorable contract liability	—	(71,375)
Total operating expenses	3,541,655	3,009,809
Income (loss) from operations	(1,449,746)	80,979
Other income (expense)
Other income (expense), net	830	(14,150)
Interest expense	(415)	(828)
Unrealized gain on investment securities	—	37,497
Total other income (expense), net	415	22,519
Income (loss) before provision for state income taxes	(1,449,331)	103,498
Provision for state income taxes	22,638	3,930
Consolidated net income (loss)	(1,471,969)	99,568
Income attributable to the non-controlling interest	(18,060)	(10,159)
Net income (loss) attributable to Tecogen Inc.	$(1,490,029)	$89,409

Net income (loss) per share - basic	$(0.06)	—
Net income (loss) per share - diluted	$(0.06)	—
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	25,028,616

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2023 and 2022
(unaudited)

	Tecogen Inc. Stockholders
Three Months ended March 31, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	$18,987,750
Stock based compensation expense	—	—	77,348	—	—	77,348
Net income (loss)	—	—	—	(1,490,029)	18,060	(1,471,969)
Balance at March 31, 2023	24,850,261	$24,850	$57,428,356	$(39,771,577)	$(88,500)	$17,593,129

Three Months ended March 31, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149
Stock based compensation expense	—	—	95,707	—	—	95,707
Distributions to non-controlling interest	—	—	—	—	(15,640)	(15,640)
Net income	—	—	—	89,409	10,159	99,568
Balance at March 31, 2022	24,850,261	24,850	57,112,566	$(35,744,212)	$(85,420)	$21,307,784

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(1,471,969)	$99,568
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	105,920	107,061
Stock-based compensation	77,348	95,707
Gain on disposition of assets	—	(33,945)
Unrealized gain on investment securities	—	(37,497)
Gain on termination of unfavorable contract liability	—	(71,375)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(44,238)	850,674
Employee retention credit	667,121	—
Unbilled revenue	16,428	351,259
Inventory	(1,380,052)	8,252
Prepaid expenses and other current assets	136,170	2,014
Other assets	161,931	152,888
Increase (decrease) in:
Accounts payable	905,509	894,418
Accrued expenses and other current liabilities	(143,923)	134,795
Deferred revenue	852,600	(504,229)
Other liabilities	(167,711)	(155,119)
Net cash provided by (used in) operating activities	(284,866)	1,894,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(80,873)
Purchases of intangible assets	—	(16,220)
Proceeds from disposition of assets	—	64,669
Distributions to non-controlling interest	—	(15,640)
Net cash used in investing activities	—	(48,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	—
Net cash provided by financing activities	—	—
Change in cash and cash equivalents	(284,866)	1,846,407
Cash and cash equivalents, beginning of the period	1,913,969	3,614,463
Cash and cash equivalents, end of the period	$1,629,103	$5,460,870

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$413
Cash paid for taxes	$22,638	$3,930

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
On July 20, 2022, we announced our intention to increase focus on opportunities relating to Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security.
Our common stock is quoted on OTC Markets Group, Inc.'s OTCQX Best Market tier and trades under the symbol "TGEN."
On May 18, 2017, the Company acquired 100% of the outstanding common stock of American DG Energy Inc., formerly a related entity, in a stock-for-stock merger.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
    The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2022.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the three months ended March 31, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of March 31, 2023. We expect to receive the remaining balance in 2023.
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
The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
	Products	Services	Energy Production	Total
Products	$1,710,136	$—	$—	$1,710,136
Maintenance services	—	3,136,173	—	3,136,173
Energy production	—	—	533,509	533,509
Total revenue	$1,710,136	$3,136,173	$533,509	$5,379,818

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2022
	Products	Services	Energy Production	Total
Products	$3,939,481	$—	$—	$3,939,481
Installation services	—	20,109	—	20,109
Maintenance services	—	2,897,171	—	2,897,171
Energy production	—	—	581,562	581,562
Total revenue	$3,939,481	$2,917,280	$581,562	$7,438,323

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
Installation Services. We provide both complete turnkey installation services which typically include all necessary engineering and design, labor, subcontract labor to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Under complete turnkey installation service contracts revenue is recognized over time using the percentage-of-completion method determined on a cost to cost basis. Our performance obligation under such contracts are satisfied progressively over time as enhancements are made to customer owned and controlled properties. We measure progress towards satisfaction of the performance obligation based on an input method based on cost which we believe is the most faithful depiction of the transfer of products and services to the customer under these contracts. When the financial metrics of a contract indicate a loss, our policy is to record the entire expected loss as soon as it is known. Contract costs and profit recognized to date under the percentage-of-completion method in excess of billings are recognized as contract assets and are recorded as unbilled revenue. Billings in excess of contract costs and profit are recognized as contract liabilities and are recorded as deferred revenue. Generally billings under complete turnkey installation contracts are made when contractually

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

determined milestones of progress have been achieved, with payment terms generally being 30 days. Our installation services revenue decreased significantly in three months March 31, 2023 and is likely to continue to remain low due to our strategy to focus on higher margin segments of our business.

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
    We did not recognize any revenue during the three months ended March 31, 2023 that was included in unbilled revenue at the end of the period. Approximately $16,428 was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the three ended months March 31, 2023 that was included in deferred revenue at the beginning of the period was approximately $136,640.
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
As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.3 million. We expect to recognize revenue of approximately 98.5% of the remaining performance obligations over the next 24 months, 90.1% recognized in the first 12 months and 8.4% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income (loss) available to stockholders	$(1,490,029)	$89,409

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	178,355
Weighted average shares outstanding - Diluted	24,850,261	25,028,616

Basic income (loss) per share	$(0.06)	$—
Diluted income (loss) per share	$(0.06)	$—

Anti-dilutive shares underlying stock options outstanding	1,744,351	928,271

Note 4.	Inventories, net
Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials, net	$9,354,413	$9,001,491
Work-in-process	1,133,323	498,139
Finished goods	1,375,046	983,099
Total inventories, net	$11,862,782	$10,482,729

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2023	December 31, 2022
Energy systems	1 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,624,885	1,624,885
Furniture and fixtures	5 years	196,007	196,007
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,290,778	5,290,778
Less - accumulated depreciation and amortization		(4,000,550)	(3,883,058)
		$1,290,228	$1,407,720
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2023 and 2022 was $117,492 and $126,792, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2023 and December 31, 2022 we had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2023			December 31, 2022
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(597,499)	$179,966	$777,465	$(584,863)	$192,602
Patents	888,910	(427,515)	461,395	888,910	(405,140)	483,770
Developed technology	240,000	(160,000)	80,000	240,000	(156,000)	84,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(75,410)	188,526	263,936	(65,984)	197,952
Favorable contract asset	384,465	(373,363)	11,102	384,465	(372,091)	12,374
	$2,581,672	$(1,633,787)	$947,885	$2,581,672	$(1,584,078)	$997,594

Intangible liability
Unfavorable contract liability	$2,618,168	$(1,859,232)	$758,936	$2,618,168	$(1,797,951)	$820,217

The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2023 and 2022 was $49,361 and $50,795. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the three months ended March 31, 2023 and 2022 was $60,933 and $70,526, respectively

Favorable/Unfavorable Contract Assets and Liabilities
The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017.

Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of March 31, 2023 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$198,951	$(223,230)	$(24,279)
Year 2	181,065	(146,940)	34,125
Year 3	177,295	(97,376)	79,919
Year 4	172,495	(62,692)	109,803
Year 5	136,158	(55,026)	81,132
Thereafter	55,025	(173,672)	(118,647)
Total	$920,989	(758,936)	$162,053

Note 7.	Sale of Energy Producing Assets and Goodwill Impairment
    During the first quarter of 2019 we recognized two individual sales of energy producing assets, for a total of eight power purchase agreements, including the associated energy production contracts for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of March 31, 2023, we do not expect to make any material payments under the guarantee.
At March 31, 2023, we were due $22,229 under the energy production contracts, representing outstanding accounts receivable balances that were due from the purchaser's customers which were past due at December 31, 2022 and have since been collected. We expect to receive these funds in the third quarter of 2023 when the bi-annnual reconciliation for the period ended June 30, 2023 is prepared.
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
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2023 and 2022 was $189,715 and and $196,979, respectively.

Supplemental information related to leases for the three months ended March 31, 2023 was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$184,072	$181,661
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases	3.60 years	3.80 years
Weighted-average discount rate - operating leases	6%	6%
Supplemental information related to operating leases as of March 31, 2023 and December 31, 2022 was as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	$1,084,033	$1,245,549

Operating lease liability, current	$646,805	$687,589
Operating lease liability, long-term	496,526	623,452
Total operating lease liability	$1,143,331	$1,311,041

    Future minimum lease commitments under non-cancellable operating leases as of March 31, 2023 were as follows:

Operating Leases
Year 1	$691,899
Year 2	146,956
Year 3	120,763
Year 4	94,023
Year 5	53,092
Thereafter	157,648
Total lease payments	1,264,381
Less: imputed interest	121,050
Total	$1,143,331
The lease on our headquarters located in Waltham, Massachusetts which consists of approximately 43,000 square feet of manufacturing, storage and office space, expires on March 31, 2024. Currently, our monthly base rent is $44,254. On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and offices space to serve as our headquarters and manufacturing facilities. Under the terms of the leases, which have initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years, both leases commence on January 1, 2024 and require payment of the base rent, plus real estate taxes and common maintenance expenses. Our costs for initial improvements required to the leased premises is estimated to range between $1,000,000 and $1,250,000. The estimated straight-line rent expense for the initial term of the lease is approximately $24,800. In accordance with ASC 842-20-30-1, we will record the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date.

Note 9. Stock-Based Compensation

Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of March 31, 2023, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2023 was 150,893.
During the three months ended March 31, 2023, we did not grant any options to purchase shares of common stock under the Amended Plan.
We adopted the 2022 Stock Incentive Plan (the "2022 Plan"), under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. We have reserved

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

3,800,000 shares of our common stock for issuance pursuant to awards under the 2022 Plan. The adoption of the 2022 Plan was approved by our shareholders on June 9, 2022.
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Plan as of March 31, 2023 was 3,600,000.
During the three months ended March 31, 2023, we did not grant any options to purchase shares of common stock under the 2022 Plan.
Stock option activity for the three months ended March 31, 2023 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	3,204,297	$0.71-$10.33	$1.61	7.30 years	$882,074
Granted	—
Exercised	—
Canceled and forfeited	(4,500)	$1.10-$1.13	$1.11
Outstanding, March 31 2023	3,199,797	$0.71-$10.33	$1.61	7.05 years	$741,404
Exercisable, March 31, 2023	1,768,222		$2.08		$375,744
Vested and expected to vest, March 31, 2023	2,985,061		$1.65		$686,555
Consolidated stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $77,348 and $95,707, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At March 31, 2023 the total compensation cost related to unvested stock option awards not yet recognized is $421,659 and this amount will be recognized over a weighted average period of 1.46 years.

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
    The following tables presents the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2023 and 2022 by level within the fair value hierarchy.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2023		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$93,744	$—	$93,744	$—	$—
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$—

March 31, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended March 31, 2023 and 2022:

Fair value at December 31, 2022	$93,744
Unrealized gains	—
Fair value at March 31, 2023	$93,744

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at March 31, 2022	$112,492

Note 11.	Segments
    As of March 31, 2023, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three months ended March 31, 2023 and 2022:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended March 31, 2023

Revenue - external customers	$1,710,136	$3,136,173	$533,509	$—	$5,379,818
Intersegment revenue	—	88,214	—	(88,214)	$—
Total revenue	$1,710,136	$3,224,387	$533,509	$(88,214)	$5,379,818
Gross profit	$497,567	$1,398,572	$195,770	$—	$2,091,909
Identifiable assets	$12,023,164	$9,750,153	$3,433,439	$3,036,675	$28,243,431

Three Months Ended March 31, 2022

Revenue - external customers	$3,939,481	$2,917,280	$581,562	$—	$7,438,323
Intersegment revenue	—	95,253	—	(95,253)	—
Total revenue	$3,939,481	$3,012,533	$581,562	$(95,253)	$7,438,323
Gross profit	$1,294,726	$1,550,527	$245,535	$—	$3,090,788
Identifiable assets	$10,204,104	$9,827,069	$3,978,145	$8,754,653	$32,763,971

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

Note 12.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

On March 15, 2023, we entered into an Agreement with Aegis Energy Services, LLC (“Aegis”) regarding the assignment and assumption of certain maintenance agreements, the purchase and sale of certain assets, and related matters (the “Agreement”) pursuant to which we agreed to assume Aegis’ rights and obligations arising on or after April 1, 2023 under Maintenance Agreements for 202 cogeneration systems, and acquire certain vehicles and inventory used in connection with the performance of maintenance services. On April 1, 2023, we closed on the agreement with Aegis and acquired certain Aegis vehicles for $170,000, and hired eight (8) former Aegis employees who will continue to provide maintenance services relating to the cogeneration systems. As agreed, Aegis will provide transitional services relating to the assumed Maintenance Agreements. between the closing and June 30, 2023, we will acquire from Aegis inventory used to provide maintenance services in exchange for a credit of $300,000 to be used for purchases by Aegis of our cogeneration equipment on or before June 30, 2023. Following the closing, for a period of up to seven years, we will pay Aegis a portion of the revenue collected for maintenance services provided pursuant to the assumed Maintenance Agreements. We also have the right to assume Aegis’ remaining Maintenance Agreements for cogeneration systems on the same terms and conditions but effective December 31, 2023 to the extent that Aegis is permitted to assign such agreements to us in accordance with the terms of such agreements. Management is in the process of evaluating the accounting impact of the Aegis agreement.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“20221 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.

Recent Developments

Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an Agreement with Aegis Energy Services, LLC (“Aegis”) regarding the assignment and assumption of certain maintenance agreements, the purchase and sale of certain assets, and related matters (the “Agreement”) pursuant to which we agreed to assume Aegis’ rights and obligations arising on or after April 1, 2023 under Maintenance Agreements for 202 cogeneration systems, and acquire certain vehicles and inventory used in connection with the performance of maintenance services. On April 1, 2023, we closed on the agreement with Aegis and acquired certain Aegis vehicles for $170,000, and hired eight (8) former Aegis employees who will continue to provide maintenance services relating to the cogeneration systems. As agreed, Aegis will provide transitional services relating to the assumed Maintenance Agreements between the closing and June 30, 2023, and we will acquire from Aegis inventory used to provide maintenance services in exchange for a credit of $300,000 to be used for purchases by Aegis of our cogeneration equipment on or before June 30, 2023. Following the closing, for a period of up to seven years, we will pay Aegis a portion of the revenue collected for maintenance services provided pursuant to the assumed Maintenance Agreements. We also have the right to assume Aegis’ remaining Maintenance Agreements for cogeneration systems on the same terms and conditions but effective December 31, 2023 to the extent that Aegis is permitted to assign such agreements to us in accordance with the terms of such agreements.

Tecochill Hybrid-Drive Air-Cooled Chiller Development

TECOGEN INC.
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

Controlled Environment Agriculture: NetZero Greens
On July 20, 2022, we announced our intention to increase our focus on opportunities relating to Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.
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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the three months ended March 31, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of March 31, 2023. We expect to receive the remaining balance in 2023.
COVID-19 Update

TECOGEN INC.
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

Our products are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. We have an installed base of more than 3,150 units. Our products have long useful lives with proper maintenance. Some of our units have been operating for over 35 years.

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

TECOGEN INC.
Results of Operations

First Quarter of 2023 Compared to First Quarter of 2022

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	100.0%	100.0%
Cost of sales	61.1%	58.4%
Gross profit	38.9%	41.6%
Operating expenses
General and administrative	51.9%	33.3%
Selling	9.7%	6.7%
Research and development	4.3%	1.9%
Total operating expenses	65.8%	40.5%
Income (loss) from operations	(26.9)%	1.1%
Total other income (expense), net	—%	0.3%
Income (loss) before income taxes	(26.9)%	1.4%
Provision for state income taxes	0.4%	0.1%
Consolidated net income (loss)	(27.4)%	1.3%
Income attributable to the non-controlling interest	(0.3)%	(0.1)%
Net income (loss) attributable to Tecogen, Inc.	(27.7)%	1.2%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$543,693	$2,174,004	$(1,630,311)	(75.0)%
Chiller	1,068,934	1,607,408	(538,474)	(33.5)%
Engineered accessories	97,509	158,069	(60,560)	(38.3)%
Total product revenues	1,710,136	3,939,481	(2,229,345)	(56.6)%
Services
Maintenance services	3,136,173	2,897,171	239,002	8.2%
Installation services	—	20,109	(20,109)	(100.0)%
Total service revenues	3,136,173	2,917,280	218,893	7.5%
Products and services	4,846,309	6,856,761	(2,010,452)	(29.3)%
Energy production revenues	533,509	581,562	(48,053)	(8.3)%
Total revenues	$5,379,818	$7,438,323	$(2,058,505)	(27.7)%

    Total revenues for the three months ended March 31, 2023 were $5,379,818 compared to $7,438,323 for the same period in 2022, a decrease of $2,058,505 or 27.7% year over year.

TECOGEN INC.

Products
    Product revenues in the three months ended March 31, 2023 were $1,710,136 compared to $3,939,481 for the same period in 2022, a decrease of $2,229,345, or 56.6%. The decrease in revenue during the three months ended March 31, 2023 is due primarily to a decrease in cogeneration sales of $1,630,311, a decrease in chiller sales of $538,474,and, a decrease in sales of engineered accessories of $60,560. Our product sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended March 31, 2023 were $3,136,173, compared to $2,917,280 for the same period in 2022, an increase of $218,893, or 7.5%. The increase in revenue during the three months ended March 31, 2023 is due primarily to an increase of $239,002, or 8.2%, in service contract revenues, offset partially by a decrease in installation revenues of $20,109. While service contract revenue generally remains relatively constant, installation activity is likely to remain low due to our strategy of focusing on higher margin segments of our business.
    Energy Production
    Energy production revenues in the three months ended March 31, 2023 were $533,509, compared to $581,562 for the same period in 2022, a decrease of $48,053, or 8.3%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed.
Cost of Sales
    Cost of sales in the three months ended March 31, 2023 was $3,287,909 compared to $4,347,535 for the same period in 2022, a decrease of $1,059,626, or 24.4%. The decrease in cost of sales is due to decreased product revenue volume, offset partially by the impact of inflation on material costs. During the three months ended March 31, 2023 our gross margin decreased to 38.9% compared to 41.6% for the same period in 2022, a 2.7% percentage point decrease due to higher material costs.
    Products
Cost of sales for products in the three months ended March 31, 2023 was $1,212,568 compared to $2,644,756 for the same period in 2022, a decrease of $1,432,188, or 54.2% due to decreased product revenue volume, offset partially by higher material costs. During the three months ended March 31, 2023, our products gross margin was 29.1% compared to 32.9% for the same period in 2022, a 3.8% percentage point decrease. The decrease in margin is primarily a function of increased material costs.
Services
Cost of sales for services in the three months ended March 31, 2023 was $1,737,602 compared to $1,366,752 for the same period in 2022, an increase of $370,850, or 27.1%. During the three months ended March 31, 2023, our services gross margin decreased to 44.6% compared to 53.1% in the same period in 2022, a 8.5% percentage point decrease. The decrease in margin is primarily due to increased material and labor costs.
    Energy Production
    Cost of sales for energy production in the three months ended March 31, 2023 was $337,739 compared to $336,027 for the same period in 2022, an increase of $1,712, or 0.5%. During the three months ended March 31, 2023 our energy production gross margin decreased to 36.7% compared to 42.2% for the same period in 2022, a 5.5% percentage point decrease. The decrease in the energy production gross margin is due to decreased runtime at our energy production sites in the three months ended March 31, 2023 compared to the same period in 2022.
Operating Expenses
Operating expenses increased $531,846, or 17.7%, to $3,541,655 in the three months ended March 31, 2023 compared to $3,009,809 in the same period in 2022.

TECOGEN INC.

	Three Months Ended
Operating Expenses	March 31, 2023	March 31, 2022	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,792,483	$2,473,903	$318,580	12.9%
Selling	520,070	501,091	18,979	3.8%
Research and development	229,102	140,135	88,967	63.5%
Gain on disposition of assets	—	(33,945)	33,945	(100.0)%
Gain on termination of unfavorable contract liability	—	(71,375)	71,375	(100.0)%
Total	$3,541,655	$3,009,809	$531,846	17.7%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2023 were $2,792,483 compared to $2,473,903 for the same period in 2022, an increase of $318,580 or 12.9%.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2023 were $520,070 compared to $501,091 for the same period in 2022, an increase of $18,979 or 3.8%.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2023 were $229,102 compared to $140,135 for the same period in 2022, an increase of $88,967 or 63.5%.
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
Income (loss) from Operations
    Our loss from operations for the three months ended March 31, 2023 was $1,449,746 compared to income from operations of $80,979 for the same period in 2022, a decrease of $1,530,725. This decrease is due primarily to the lower revenue for our Products Segment, decreased margins and a $531,846 increase in operating expenses.
Other Income (Expense), net
    Other income, net for the three months ended March 31, 2023 was $415 compared to other income, net of $22,519 for the same period in 2022, a decrease of $22,104, due primarily to the unrealized gain on investment securities of $37,497, recognized in the three months ended March 31, 2022.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended March 31, 2023 and 2022 was $22,638 and $3,930, respectively and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    Income attributable to the non-controlling interest was $18,060 for the three months ended March 31, 2023 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2022, income attributable to the non-controlling interest was $10,159.
Net Income (loss) Attributable to Tecogen Inc.
    The net income attributable to Tecogen for the three months ended March 31, 2023 was a net loss of $1,490,029 compared to a net income of $89,409 for the same period in 2022, a decrease of $1,579,438, or 1,766.5%. This decrease is due primarily to the lower revenue for our Products Segment, decreased margins and a $531,846 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2023	March 31, 2022	Increase (Decrease)
Operating activities	$(284,866)	$1,894,471	$(2,179,337)
Investing activities	—	(48,064)	48,064
Financing activities	—	—	—
Cash Provided by (Used in)	$(284,866)	$1,846,407	$(2,131,273)

Consolidated working capital at March 31, 2023 was $12,964,213 compared to $14,344,288 at December 31, 2022, a decrease of $1,380,075. Included in working capital were cash and cash equivalents of $1,629,103 at March 31, 2023, compared to $1,913,969 at December 31, 2022, a decrease of $284,866, or 14.9%.
Cash Flows from Operating Activities
    Cash used by operating activities for the three months ended March 31, 2023 was $284,866 compared to $1,894,471 of cash provided by operating activities for the same period in 2022, a decrease of $2,179,337, or 115.0% Our accounts receivable and unbilled revenue balances were $6,758,360 and $1,788,902, respectively, at March 31, 2023 compared to $6,714,122 and $1,805,330 at December 31, 2022, using $44,238 of cash and providing $16,428 of cash, respectively. During the three months ended March 31, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.
Accounts payable increased to $4,167,461 as of March 31, 2023 from $3,261,952 at December 31, 2022, providing $905,509 in cash flow from operations. The increase in accounts payable was due to increased material purchases. Deferred revenue increased as of March 31, 2023 compared to December 31, 2022, due to increased customer deposits, providing $852,600 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the three months ended March 31, 2023 there were no cash flows from investing activities. For the three months ended March 31, 2022 cash used in investing activities was $48,064. During the three months ended March 31, 2022 we used $80,873 of cash to purchase property, plant and equipment, $16,220 to acquired intangible assets and, distributed $15,640 to the non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $64,669 in proceeds from the disposition of assets, including insurance proceeds.
Cash Flows from Financing Activities
During the three months ended March 31, 2023 and 2022 there we no cash flows from financing activities.
Backlog
As of March 31, 2023, our backlog of product and installation projects, excluding service contracts, was $7.1 million, consisting of $5.2 million of purchase orders received by us and $1.9 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of March 31, 2022, our backlog of product and installation projects, excluding service contracts, was $9.4 million consisting of $6.4 million of purchase orders received by us and $2.9 million of projects in which the customer's internal approval process is complete. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
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
A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of March 31, 2023. We expect to receive the remaining balance in 2023.
Liquidity
At March 31, 2023, we had cash and cash equivalents of $1,629,103, a decrease of $284,866 or 14.9% from the cash and cash equivalents balance at December 31, 2021. During the three months ended March 31, 2023, our revenues continued to be negatively impacted due to COVID-19, resulting in customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods, and a reduction in our energy production revenues due to customer facility closures, in some cases for extended periods, a reduction in our energy production revenues due to business closures and increased remote work and learning environments. The extent to which the coronavirus will continue to impact our business, our financial results, and our cash flows will depend on future developments which are highly uncertain and cannot be predicted.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations, will be sufficient to meet our working capital requirements for the next twelve months. The funds made available to us through the Paycheck Protection Program and Employee Retention Credit have provided liquidity for our business, and there can be no assurance that additional financing on such favorable terms will be available to us in the future. We will need to generate sufficient cash from operations to finance the company during the periods beyond twelve months in the future. If sufficient funds from operating activities are not available to finance our business, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs.

Significant Accounting Policies and Critical Estimates
Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.
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
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 ("2022 Form 10-K") The risks discussed in our 2021 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Lease, dated March 31, 2023, between Alibrandi Realty Associates, LLC and Tecogen Inc., Building 1
10.2*	Lease, dated March 31, 2023, between Alibrandi Realty Associates, LLC and Tecogen Inc., Building 3
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: May 10, 2023	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)