Form 10-Q
period 2023-06-30
TECOGEN INC.
filed 2023-08-10
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 9, 2023, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,871,063	$1,913,969
Accounts receivable, net	5,614,291	6,714,122
Unbilled revenue	1,748,336	1,805,330
Employee retention credit receivable	46,148	713,269
Inventories, net	12,027,525	10,482,729
Prepaid and other current assets	467,390	401,189
Total current assets	21,774,753	22,030,608
Long-term assets:
Property, plant and equipment, net	1,352,318	1,407,720
Right of use assets	920,690	1,245,549
Intangible assets, net	2,421,379	997,594
Goodwill	3,129,147	2,406,156
Other assets	201,898	165,230
TOTAL ASSETS	$29,800,185	$28,252,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,212,914	3,261,952
Accrued expenses	2,554,000	2,384,447
Deferred revenue, current	2,086,174	1,115,627
Lease obligations, current	513,811	687,589
Acquisition liabilities, current	649,241	—
Unfavorable contract liability, current	213,559	236,705
Total current liabilities	10,229,699	7,686,320
Long-term liabilities:
Deferred revenue, net of current portion	154,149	371,823
Lease obligations, net of current portion	459,372	623,452
Acquisition liabilities, net of current portion	1,643,567	—
Unfavorable contract liability, net of current portion	490,802	583,512
Total liabilities	12,977,589	9,265,107
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at June 30, 2023 and December 31, 2022	24,850	24,850
Additional paid-in capital	57,456,945	57,351,008
Accumulated deficit	(40,551,687)	(38,281,548)
Total Tecogen Inc. stockholders’ equity	16,930,108	19,094,310
Non-controlling interest	(107,512)	(106,560)
Total stockholders’ equity	16,822,596	18,987,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,800,185	$28,252,857

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2023	June 30, 2022
Revenues
Products	$2,445,631	$3,010,115
Services	3,952,971	3,050,191
Energy production	350,156	354,287
Total revenues	6,748,758	6,414,593
Cost of sales
Products	1,618,456	2,015,466
Services	2,075,869	1,473,586
Energy production	220,007	222,092
Total cost of sales	3,914,332	3,711,144
Gross profit	2,834,426	2,703,449
Operating expenses
General and administrative	2,917,283	2,824,832
Selling	480,786	503,601
Research and development	236,556	194,853
Gain on disposition of assets	(19,950)	(2,500)
Total operating expenses	3,614,675	3,520,786
Loss from operations	(780,249)	(817,337)
Other income (expense)
Interest and other income (expense), net	(21,061)	(1,265)
Interest expense	(1,857)	(12,733)
Unrealized gain on investment securities	37,497	—
Total other income (expense), net	14,579	(13,998)
Loss before provision for state income taxes	(765,670)	(831,335)
Provision for state income taxes	9,614	6,500
Consolidated net loss	(775,284)	(837,835)
Income attributable to the non-controlling interest	(4,826)	(18,383)
Net loss attributable to Tecogen Inc.	$(780,110)	$(856,218)

Net loss per share - basic	$(0.03)	$(0.03)
Net loss per share - diluted	$(0.03)	$(0.03)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Revenues
Products	$4,155,767	$6,949,596
Services	7,089,144	5,967,471
Energy production	883,665	935,849
Total revenues	12,128,576	13,852,916
Cost of sales
Products	2,831,024	4,660,221
Services	3,813,471	2,840,338
Energy production	557,746	558,119
Total cost of sales	7,202,241	8,058,678
Gross profit	4,926,335	5,794,238
Operating expenses
General and administrative	5,709,766	5,298,735
Selling	1,000,856	1,004,692
Research and development	465,658	334,988
Gain on disposition of assets	(19,950)	(36,445)
Gain on termination of unfavorable contract liability	—	(71,375)
Total operating expenses	7,156,330	6,530,595
Loss from operations	(2,229,995)	(736,357)
Other income (expense)
Interest and other income (expense), net	(20,231)	(15,416)
Interest expense	(2,272)	(13,561)
Unrealized gain on investment securities	37,497	37,497
Total other income (expense), net	14,994	8,520
Loss before provision for state income taxes	(2,215,001)	(727,837)
Provision for state income taxes	32,252	10,430
Consolidated net loss	(2,247,253)	(738,267)
Income attributable to non-controlling interest	(22,886)	(28,542)
Net loss attributable to Tecogen Inc.	$(2,270,139)	$(766,809)

Net loss per share - basic	$(0.09)	$(0.03)
Net loss per share - diluted	$(0.09)	$(0.03)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months June 30, 2023 and 2022
(unaudited)

Three Months Ended June 30, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit		Non-controlling Interest	Total
Balance at March 31, 2023	24,850,261	$24,850	$57,428,356	$(39,771,577)		$(88,500)	$17,593,129
Stock based compensation expense	—	—	28,589	—		—	28,589
Distributions to non-controlling interest	—	—	—	—		(23,838)	(23,838)
Net loss	—	—	—	(780,110)		4,826	(775,284)
Balance at June 30, 2023	24,850,261	$24,850	$57,456,945	$(40,551,687)		$(107,512)	$16,822,596

Six Months Ended June 30, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit		Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)		$(106,560)	$18,987,750
Stock based compensation expense	—	—	105,937	—	0	—	105,937
Distributions to non-controlling interest	—	—	—	—		(23,838)	(23,838)
Net loss	—	—	—	(2,270,139)		22,886	(2,247,253)
Balance at June 30, 2023	24,850,261	$24,850	$57,456,945	$(40,551,687)		$(107,512)	$16,822,596

Three Months Ended June 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit		Non-controlling Interest	Total
Balance at March 31, 2022	24,850,261	$24,850	$57,112,566	$(35,744,212)		$(85,420)	21,307,784
Stock based compensation expense	—	—	89,893	—		—	89,893
Distributions to non-controlling interest	—	—	—	—		(17,169)	(17,169)
Net loss	—	—	—	(856,218)		18,383	(837,835)
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)		$(84,206)	$20,542,673

Six Months Ended June 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit		Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)		$(79,939)	$21,128,149
Stock based compensation expense	—	—	185,600	—		—	185,600
Distributions to non-controlling interest	—	—	—	—		(32,809)	(32,809)
Net loss	—	—	—	(766,809)		28,542	(738,267)
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)		$(84,206)	$20,542,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,247,253)	$(738,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	291,095	217,718
Stock-based compensation	105,937	185,600
Provision for doubtful accounts	44,000	46,000
Gain on disposition of assets	(19,950)	(36,445)
Unrealized gain on investment securities	(37,497)	(37,497)
Gain on termination of unfavorable contract liability	—	(71,375)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	755,831	(444,541)
Employee retention credit receivable	667,121	562,752
Unbilled revenue	56,994	1,117,057
Inventory	(1,133,618)	(438,102)
Prepaid expenses and other current assets	(66,201)	(22,618)
Other assets	325,688	308,282
Increase (decrease) in:
Accounts payable	839,784	(247,876)
Accrued expenses and other current liabilities	178,241	(74,490)
Deferred revenue	752,873	(589,158)
Other liabilities	(359,369)	(316,217)
Net cash provided by (used in) operating activities	153,676	(579,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,607)	(209,034)
Payment for business acquisition	(170,000)	—
Purchases of intangible assets	—	(29,505)
Proceeds from disposition of assets	16,863	67,169
Distributions to non-controlling interest	(23,838)	(32,809)
Net cash used in investing activities	(196,582)	(204,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Change in cash and cash equivalents	(42,906)	(783,356)
Cash and cash equivalents, beginning of the period	1,913,969	3,614,463
Cash and cash equivalents, end of the period	$1,871,063	$2,831,107

Supplemental disclosures of cash flows information:
Cash paid for interest	$1,443	$12,733
Cash paid for taxes	$32,252	$10,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
We have wholly-owned subsidiaries American DG Energy, Inc. ("ADGE") and Tecogen CHP Solutions, Inc., and we own a 51% interest in American DG New York, LLC ("ADGNY"), a joint venture. ADGE and ADGNY distribute, own, and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling. ADGE and ADGNY own the equipment that is installed at customers' facilities and sell the energy produced to the customer on a long-term contractual basis.
Our operations are comprised of three business segments:
•our Products segment, which designs, manufactures and sells industrial and commercial cogeneration systems;
•our Services segment, which provides operations and maintenance ("O&M") services for our products under long term service contracts, and
•our Energy Production segment, which sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements.
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
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services for approximately 200 cogeneration systems, and acquired certain vehicles and inventory used by Aegis in connection with the performance of such maintenance services, and, following closing hired eight (8) Aegis employees to provide services with respect to such maintenance agreements. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. See Note 8. - Aegis Contract and Related Asset Acquisition.
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
    The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the six months ended June 30, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of June 30, 2023. We expect to receive the remaining balance in 2023.

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
    The following tables further disaggregate our revenue by major source by segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Products	Services	Energy Production	Total
Products	$2,445,631	$—	$—	$2,445,631
Maintenance services	—	3,952,971	—	3,952,971
Energy production	—	—	350,156	350,156
Total revenue	$2,445,631	$3,952,971	$350,156	$6,748,758

	Six Months Ended June 30, 2023
	Products	Services	Energy Production	Total
Products	$4,155,767	$—	$—	$4,155,767
Maintenance services	—	7,089,144	—	7,089,144
Energy production	—	—	883,665	883,665
Total revenue	$4,155,767	$7,089,144	$883,665	$12,128,576

	Three Months Ended June 30, 2022
	Products	Services	Energy Production	Total
Products	$3,010,115	$—	$—	$3,010,115
Maintenance services	—	3,050,191	—	3,050,191
Energy production	—	—	354,287	354,287
Total revenue	$3,010,115	$3,050,191	$354,287	$6,414,593

	Six Months Ended June 30, 2022
	Products	Services	Energy Production	Total
Products	$6,949,596	$—	$—	$6,949,596
Installation services	—	20,109	—	20,109
Maintenance services	—	5,947,362	—	5,947,362
Energy production	—	—	935,849	935,849
Total revenue	$6,949,596	$5,967,471	$935,849	$13,852,916

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Services Segment
Installation Services. Prior to January 1, 2023, we provided installation services which included all necessary engineering and design, labor, subcontract labor and service to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. Since January 1, 2023, we have not provided material installation services and do not expect to provide material installation services going forward.
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
Revenues resulting from the Aegis acquisition have been, since the acquisition date, included in our Services segment.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the six months ended June 30, 2023 that was included in unbilled revenue at the end of the period. Approximately $16,428 was billed in this period that had been recognized as revenue in previous periods.

    Revenue recognized during the six ended months June 30, 2023 that was included in deferred revenue at the beginning of the period was approximately $648,435.

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
    As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 million. We expect to recognize revenue of approximately 98.9% of the remaining performance obligations over the next 24 months, 93.1% recognized in the first 12 months and 5.8% recognized over the subsequent 12 months, and the remainder recognized thereafter.

Note 3. Income Per Common Share
    Basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss available to stockholders	$(780,110)	$(856,218)	$(2,270,139)	$(766,809)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261	24,850,261	24,850,261

Basic loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.03)
Diluted loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.03)

Anti-dilutive shares underlying stock options outstanding	1,831,851	925,396	1,831,851	925,396

Note 4.	Inventories, net
     Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	June 30, 2023	December 31, 2022
Raw materials, net	$9,895,804	$9,001,491
Work-in-process	1,001,676	498,139
Finished goods	1,130,045	983,099
Total inventories, net	$12,027,525	$10,482,729

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2023	December 31, 2022
Energy systems	1 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,766,945	1,624,885
Furniture and fixtures	5 years	198,170	196,007
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,435,001	5,290,778
Less - accumulated depreciation and amortization		(4,082,683)	(3,883,058)
		$1,352,318	$1,407,720
* Lesser of estimated useful life of asset or lease term
    Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2023 and 2022 was $161,701 and $279,193 and $123,818 and $250,610, respectively. During the six months ended June 30, 2023, we received proceeds of $16,863 from the disposition of certain assets and reversed $8,687 of accrued decomissioning costs from a former ADG energy site, realizing a gain of $19,950. During the six months ended June 30, 2022, we received proceeds of $67,169 from the disposition of certain assets, realizing a gain of $36,445.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

    As of June 30, 2023 and December 31, 2022 we had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2023			December 31, 2022
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(618,749)	$158,716	$777,465	$(584,863)	$192,602
Patents	888,910	(452,914)	435,996	888,910	(405,140)	483,770
Developed technology	240,000	(164,000)	76,000	240,000	(156,000)	84,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(84,837)	179,099	263,936	(65,984)	197,952
Favorable contract asset	384,465	(374,287)	10,178	384,465	(372,091)	12,374
Customer contract	1,591,327	(56,833)	1,534,494	—	—	—
	$4,172,999	$(1,751,620)	$2,421,379	$2,581,672	$(1,584,078)	$997,594

Intangible liability
Unfavorable contract liability	$2,618,168	$(1,913,807)	$704,361	$2,618,168	$(1,797,951)	$820,217

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The aggregate amortization expense related to intangible assets and liabilities exclusive of unfavorable contract related intangibles for the three and six months ended June 30, 2023 and 2022 was $117,833 and $167,194 and $50,469 and $100,491, respectively. The net credit to cost of sales related to the amortization of the unfavorable contract related intangible asset and liability for the three and six months ended June 30, 2023 and 2022 was $54,575 and $115,508 and $62,857 and $133,383, respectively.

Favorable/Unfavorable Contract Assets and Liabilities and Customer Contract Assets

    The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017 and include the customer relationship contract acquired by us in April 2023 as part of the Aegis acquisition. The Aegis customer relationship contract is being amortized on a straight-line basis over a period of seven (7) years which is consistent with the projected revenue recognition.

    Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of June 30, 2023 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$183,504	$13,774	$197,278
Year 2	179,922	95,572	275,494
Year 3	176,029	143,370	319,399
Year 4	172,418	165,490	337,908
Year 5	100,048	174,871	274,919
Thereafter	48,068	237,056	285,124
Total	$859,989	830,133	$1,690,122

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
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. In October 2021 the minimum guarantee with respect to one of the energy purchase agreements was modified by reducing the guaranteed minimum collections by $35,000 per year, the guaranteed minimum collection amount associated with one site that was sold by the customer. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of June 30, 2023 we do not expect to make any material payments under the guarantee.
At June 30, 2023, we were due $22,229 under the energy production contracts, representing outstanding accounts receivable balances that were due from the purchaser's customers which were past due at December 31, 2022 and have since been collected. We expect to receive these funds in the third quarter of 2023 when the bi-annual reconciliation for the period ended June 30, 2023 is prepared.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy production contract upon termination of the energy production contract.

Note 8.	Aegis Contract and Related Asset Acquisition

On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Agreement. Following the closing and for a period of up to seven (7) years, we have agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we have the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. The Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.
We have determined that the assignment and assumption of the Aegis maintenance agreements, in combination with the related asset acquisition and the retention of the former Aegis employees, constitutes a business and should be accounted for as a business combination under the acquisition method. As of the acquisition date, we recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed, at fair value.

We have included the financial results of the Aegis maintenance agreements in our consolidated financial statements from April 1, 2023, the closing or acquisition date.

The following table summarizes the consideration paid for the Aegis acquisition and the fair value of assets acquired and contract-related liabilities assumed as the acquisition date:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Consideration Paid:
Cash	$170,000
Accounts receivable credit issued	300,000
Account payable	111,178
Contingent consideration	1,442,462
Total fair value of consideration transferred	2,023,639

Identifiable assets acquired and liabilities assumed:
Assets acquired
Property, plant and equipment	170,000
Inventory	411,178
Identifiable intangible asset - customer contracts	1,591,327
2,172,505
Acquired contract-related liabilities assumed
Deferred maintenance reserve	(871,856)
(871,856)
Net identifiable assets acquired	1,300,649
Excess of cost over fair value of net assets acquired (Goodwill)	$722,991

The amounts recognized for inventory, identifiable intangible assets, contingent consideration and deferred maintenance reserves are provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.
The fair value of the contingent consideration was estimated using the income approach. The excess cash flow was discounted to present value using an appropriate rate of return to estimate the market value of the customer identifiable intangible asset and the risks associated with the future revenue forecasts due to potential changes in customer energy requirements or changes in the economic viability of these CHP sites which depend on the spread between natural gas fuel and electricity prices, all of which are not within our control. Key assumptions to value the customer identifiable intangible asset included a discount rate of 15%, anticipated existing contract run out and forecasted revenue.
On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated using a weighted average cost of capital of 12%, discounting the future cash flows to present value and are subsequently remeasured to fair value at each reporting date until the contingencies are resolved.
The contingent consideration is payable within forty-five (45) days following the end of each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. The deferred maintenance reserve represents costs, which are expected to be incurred over a three-year period from the date of acquisition, to repair customer equipment that had not been properly maintained prior to our acquisition of the maintenance service agreements.
Revenues and gross profit since the acquisition date were $628,813 and $411,106, respectively, for the three months ended June 30, 2023 and are included in our Services segment.
The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed and recognized at their fair value based on widely accepted valuation techniques in accordance with ASC 820, "Fair Value Measurement," as of the acquisition date. The process for estimating fair value requires the use of significant assumptions and estimates of future cash flows and developing appropriate discount rates. The excess of the purchase price over fair value of the net identified assets acquired and liabilities assumed was recorded as goodwill. Goodwill is primarily attributable to the going concern element of the Aegis business, including its assembled workforce and the long-term nature of the customer maintenance agreements, as well as anticipated cost synergies due primarily to the elimination of administrative overhead. Goodwill resulting from the Aegis acquisition is not expected to be deductible for income tax purposes.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Acquisition-related costs which consisted on recurring internal resources were deminimus and such costs were expensed as incurred (ASC805-50-30-1).

The following table summarizes the contract-related liabilities assumed as of:

	June 30, 2023	December 31, 2022
Acquisition liabilities, current
Contingent consideration	$164,357	$—
Deferred maintenance reserve	484,884	—
	649,241	—
Acquisition liabilities, long-term
Contingent consideration	1,278,105	—
Deferred maintenance reserve	365,462	—
	$1,643,567	$—

Note 9.	Leases
    Our leases principally consist of operating leases related to our corporate office, field offices, and our research, manufacturing, and storage facilities.
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
    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2023 and 2022 was $216,841 and $406,556 and $210,155 and $407,074, respectively.
    Supplemental information related to leases for the six months ended June 30, 2023 was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$371,264	$365,509
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases	3.70 years	3.70 years
Weighted-average discount rate - operating leases	6%	6%
Supplemental information related to operating leases as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	$920,690	$1,245,549

Operating lease liability, current	$513,811	$687,589
Operating lease liability, long-term	459,372	623,452
Total operating lease liability	$973,183	$1,311,041

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Future minimum lease commitments under non-cancellable operating leases as of June 30, 2023 were as follows:

Operating Leases
Year 1	$550,785
Year 2	132,569
Year 3	121,565
Year 4	76,818
Year 5	53,422
Thereafter	144,100
Total lease payments	1,079,259
Less: imputed interest	106,076
Total	$973,183
The lease on our headquarters located in Waltham, Massachusetts which consists of approximately 43,000 square feet of manufacturing, storage and office space, expires on March 31, 2024. Currently, our monthly base rent is $44,254. On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and offices space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commence on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,000,000 and $1,250,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $24,800 per month. In accordance with ASC 842-20-30-1, we will record the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date.

Note 10. Stock-Based Compensation

Stock-Based Compensation
    We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of June 30, 2023, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified all of our option grants issued after January 1, 2016 (the "Amended Plan").
    Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or by the laws of descent and distribution. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2023 was 188,393.
During the six months ended June 30, 2023, we did not grant any options to purchase shares of common stock under the Amended Plan.
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
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Plan as of June 30, 2023 was 3,475,000.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    During the six months ended June 30, 2023, we granted non-qualified options to purchase an aggregate of 125,000 shares of common stock at $1.10 per share to certain directors. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2023 was $62,500. The weighted-average grant date fair value of stock options granted during 2023 was $0.50 per share.
Stock option activity for the six months ended June 30, 2023 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	3,204,297	$0.71-$10.33	$1.61	7.30 years	$882,074
Granted	125,000	$1.10	$1.11
Exercised	—
Canceled and forfeited	(42,000)	$1.10-$3.20	$2.98
Outstanding, June 30, 2023	3,287,297	$0.71-$10.33	$1.57	7.00 years	$406,845
Exercisable, June 30, 2023	1,788,972		$2.06		$206,145
Vested and expected to vest, June 30, 2023	3,062,548		$1.61		$376,740
    Consolidated stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was $28,589 and $105,937 and $89,893 and $185,600, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
    At June 30, 2023 the total compensation cost related to unvested stock option awards not yet recognized is $455,445 and this amount will be recognized over a weighted average period of 2.99 years.

Note 11. Fair Value Measurements
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
    The following tables present the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2023 and 2022 by level within the fair value hierarchy.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2023		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$131,241	$—	$131,241	$—	$37,497
Total recurring fair value measurements	$131,241	$—	$131,241	$—	$37,497

June 30, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the six months ended June 30, 2023 and 2022:

Fair value at December 31, 2022	$93,744
Unrealized gains	37,497
Fair value at June 30, 2023	$131,241

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at June 30, 2022	$112,492

Note 12. Commitments and Contingencies
    On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are being represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 13. Segments
    As of June 30, 2023, we were organized into three (3) operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended June 30, 2023

Revenue - external customers	$2,445,631	$3,952,971	$350,156	$—	$6,748,758
Intersegment revenue	—	66,143	—	(66,143)	—
Total revenue	$2,445,631	$4,019,114	$350,156	$(66,143)	$6,748,758
Gross profit	$827,175	$1,877,102	$130,149	$—	$2,834,426
Identifiable assets	$9,955,171	$13,051,494	$3,284,542	$3,508,978	$29,800,185

Six Months Ended June 30, 2023

Revenue - external customers	$4,155,767	$7,089,144	$883,665	$—	$12,128,576
Intersegment revenue	—	154,357	—	(154,357)	—
Total revenue	$4,155,767	$7,243,501	$883,665	$(154,357)	$12,128,576
Gross profit	$1,324,743	$3,275,673	$325,919	$—	$4,926,335
Identifiable assets	$9,955,171	$13,051,494	$3,284,542	$3,508,978	$29,800,185

Three Months Ended June 30, 2022

Revenue - external customers	$3,010,115	$3,050,191	$354,287	$—	$6,414,593
Intersegment revenue	—	62,415	—	(62,415)	—
Total revenue	$3,010,115	$3,112,606	$354,287	$(62,415)	$6,414,593
Gross profit	$994,649	$1,576,605	$132,195	$—	$2,703,449
Identifiable assets	$11,237,886	$9,799,483	$3,855,043	$5,441,312	$30,333,724

Six Months Ended June 30, 2022

Revenue - external customers	$6,949,596	$5,967,471	$935,849	$—	$13,852,916
Intersegment revenue	—	157,669	—	(157,669)	—
Total revenue	$6,949,596	$6,125,140	$935,849	$(157,669)	$13,852,916
Gross profit	$2,289,375	$3,127,133	$377,730	$—	$5,794,238
Identifiable assets	$11,237,886	$9,799,483	$3,855,043	$5,441,312	$30,333,724

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

TECOGEN INC.
Management's Discussion and Analysis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on our business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, statements regarding the impact of the coronavirus pandemic on demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2022 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.

Recent Developments

Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Agreement. Following the closing and for a period of up to seven (7) years, we have agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we have the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. The Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.

Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and are expecting to start accepting orders for the product in the fourth quarter 2023. A patent application based on this concept has been filed with the US Patent and Trademark Office.

TECOGEN INC.
Management's Discussion and Analysis

Controlled Environment Agriculture
On July 20, 2022, we announced our intention to increase our focus on opportunities relating to Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas (GHG) reduction to address critical issues affecting food and energy security. In recent years our chiller and cogeneration equipment have been used in numerous cannabis cultivation facilities because our systems significantly reduce operating costs, reduce the facility GHG footprint and offer resiliency to grid outages.
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
Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production. Although we have no current plans to develop CEA facilities ourselves, we are working with other companies that are providing HVAC solutions, modular chiller plants, and controls to integrate and expand our solutions for CEA. Although there can be no assurance, we expect customers using the exhaust gas CO2 from our engines to boost plant growth both in food crop and cannabis facilities.
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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 in payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the three months ended June 30, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of June 30, 2023. We expect to receive the remaining balance in 2023.
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

    Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems. Our Services segment provides operation and maintenance services for our products under long term service contracts. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Management's Discussion and Analysis
Results of Operations

Second Quarter of 2023 Compared to Second Quarter of 2022

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2023	June 30, 2022
Revenues	100.0%	100.0%
Cost of sales	58.0%	57.9%
Gross profit	42.0%	42.1%
Operating expenses
General and administrative	43.2%	44.0%
Selling	7.1%	7.9%
Research and development	3.5%	3.0%
Gain on disposition of assets	(0.3)%	—%
Total operating expenses	53.6%	54.9%
Loss from operations	(11.6)%	(12.7)%
Total other income (expense), net	0.2%	(0.2)%
Consolidated net loss	(11.5)%	(13.1)%
Income attributable to the noncontrolling interest	(0.1)%	(0.3)%
Net loss attributable to Tecogen, Inc.	(11.6)%	(13.3)%

Revenues

    The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$427,314	$953,864	$(526,550)	(55.2)%
Chiller	1,687,981	1,738,051	(50,070)	(2.9)%
Engineered accessories	330,336	318,200	12,136	3.8%
Total Product	2,445,631	3,010,115	(564,484)	(18.8)%
Services
Maintenance services	3,952,971	3,050,191	902,780	29.6%
Installation services	—	—	—	—%
Total Service	3,952,971	3,050,191	902,780	29.6%
Energy Production	350,156	354,287	(4,131)	(1.2)%
Total revenues	$6,748,758	$6,414,593	$334,165	5.2%

    Total revenues for the three months ended June 30, 2023 were $6,748,758 compared to $6,414,593 for the same period in 2022, an increase of $334,165 or 5.2% year over year.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Products revenues in the three months ended June 30, 2023 were $2,445,631 compared to $3,010,115 for the same period in 2022, a decrease of $564,484, or 18.8%. The decrease in Products revenue during the three months ended June 30, 2023 is due to a $526,550, or 55.2%, decrease in cogeneration sales and a decrease in chiller sales of $50,070, or 2.9%, offset partially by an increase in sales of engineered accessories of $12,136, of 3.8%. Our Products sales mix, as well as Products revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the three months ended June 30, 2023 were $3,952,971, compared to $3,050,191 for the same period in 2022, an increase of $902,780, or 29.6%. The increase in revenue during the three months ended June 30, 2023 is due primarily to the addition of $628,813 in revenue from the acquired Aegis maintenance contracts and a $273,967, or 9.0%, increase in service contract revenues from existing contracts.

    Energy Production

    Energy Production revenues in the three months ended June 30, 2023 were $350,156, compared to $354,287 for the same period in 2022, a decrease of $4,131, or 1.2%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the three months ended June 30, 2023 was $3,914,332 compared to $3,711,144 for the same period in 2022, an increase of $203,188, or 5.5%. The increase in cost of sales is due to increased Services revenue and the impact of inflation on material costs. During the three months ended June 30, 2023 our gross margin decreased to 42.0% compared to 42.1% for the same period in 2022, a 0.1% percentage point decrease.

    Products

    Cost of sales for Products in the three months ended June 30, 2023 was $1,618,456 compared to $2,015,466 for the same period in 2022, a decrease of $397,010, or 19.7% due to decreased product revenue volume. During the three months ended June 30, 2023, our Products gross margin was 33.8% compared to 33.0% for the same period in 2022, an 0.8% percentage point increase.

    Services

    Cost of sales for Services in the three months ended June 30, 2023 was $2,075,869 compared to $1,473,586 for the same period in 2022, an increase of $602,283, or 40.9%, due primarily to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. During the three months ended June 30, 2023, our Services gross margin decreased to 47.5% compared to 51.7% for the same period in 2022, a 4.2% percentage point decrease due to increased labor and material costs.

    Energy Production

    Cost of sales for Energy Production in the three months ended June 30, 2023 was $220,007 compared to $222,092 for the same period in 2022, a decrease of $2,085, or 0.9%. During the three months ended June 30, 2023 our Energy Production gross margin was 37.2% compared to 37.3% for the same period in 2022, a 0.1% percentage point decrease.

Operating Expenses

    Operating expenses increased $93,889, or 2.7%, to $3,614,675 in the three months ended June 30, 2023 compared to $3,520,786 in the same period in 2022. The total operating expenses were higher primarily due to additional costs as a result of the acquisition of Aegis contracts and related assets.

TECOGEN INC.
Management's Discussion and Analysis

	Three Months Ended
Operating Expenses	June 30, 2023	June 30, 2022	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,917,283	$2,824,832	$92,451	3.3%
Selling	480,786	503,601	(22,815)	(4.5)%
Research and development	236,556	194,853	41,703	21.4%
Gain on disposition of assets	(19,950)	$(2,500)	(17,450)	698.0%
Total	$3,614,675	$3,520,786	$93,889	2.7%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2023 were $2,917,283 compared to $2,824,832 for the same period in 2022, an increase of $92,451 or 3.3%, due primarily to a $92,726 increase in business insurance costs and a $74,900 increase in consulting costs, offset partially by a $87,438 decrease in stock-based compensation.

    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2023 were $480,786 compared to $503,601 for the same period in 2022, a decrease of $22,815 or 4.5%, due primarily to a $13,055 decrease in sales commissions and an $8,417 decrease in payroll costs.

    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2023 were $236,556 compared to $194,853 for the same period in 2022, an increase of $41,703 or 21.4%, due primarily to increased payroll costs.

Loss from Operations

    Loss from operations for the three months ended June 30, 2023 was $780,249 compared to a loss of $817,337 for the same period in 2022, a decrease of $37,088. The decrease is due primarily to higher Services revenues and gross profit.

Other Income (Expense), net

    Other income, net for the three months ended June 30, 2023 was $14,579 compared to other expense, net of $13,998 for the same period in 2022, an increase of $28,577. The increase in other income is due primarily to the unrealized gain on marketable securities recognized in the three months ended June 30, 2023.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended June 30, 2023 and 2022 was $9,614 and $6,500, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $4,826 for the three months ended June 30, 2023 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2022, income attributable to the non-controlling interest was $18,383. The decrease in income attributable to the non-controlling interest is due to decreased revenue and increased costs at the energy production sites.

Net Loss Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the three months ended June 30, 2023 was $780,110 compared to a net loss of $856,218 for the same period in 2022, a decrease of $76,108, or 8.9%. The decrease in the net loss is due primarily to higher Services revenues and gross profit in the three months ended June 30, 2023.

TECOGEN INC.
Management's Discussion and Analysis
Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2023	June 30, 2022
Revenues	100.0%	100.0%
Cost of sales	59.4%	58.2%
Gross profit	40.6%	41.8%
Operating expenses
General and administrative	47.1%	38.2%
Selling	8.3%	7.3%
Research and development	3.8%	2.4%
Gain on disposition of assets	(0.2)%	(0.3)%
Gain on termination of unfavorable contract liability	—%	(0.5)%
Total operating expenses	59.0%	47.1%
Loss from operations	(18.4)%	(5.3)%
Total other income (expense), net	0.1%	0.1%
Consolidated net loss	(18.5)%	(5.3)%
Income attributable to the noncontrolling interest	(0.2)%	(0.2)%
Net loss attributable to Tecogen, Inc.	(18.7)%	(5.5)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Six Months Ended
	June 30, 2023	June 30, 2022	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$971,007	$3,127,868	$(2,156,861)	(69.0)%
Chiller	2,756,915	3,345,459	(588,544)	(17.6)%
Engineered accessories	427,845	476,269	(48,424)	(10.2)%
Total Product	4,155,767	6,949,596	(2,793,829)	(40.2)%
Services
Maintenance services	7,089,144	5,947,362	1,141,782	19.2%
Installation services	—	20,109	(20,109)	(100.0)%
Total Service	7,089,144	5,967,471	1,121,673	18.8%
Energy Production	883,665	935,849	(52,184)	(5.6)%
Total revenues	$12,128,576	$13,852,916	$(1,724,340)	(12.4)%

    Total revenues for the six months ended June 30, 2023 were $12,128,576 compared to $13,852,916 for the same period in 2022, a decrease of $1,724,340 or 12.4% year over year.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Products revenues in the six months ended June 30, 2023 were $4,155,767 compared to $6,949,596 for the same period in 2022, a decrease of $2,793,829, or 40.2%. The decrease in Products revenue during the six months ended June 30, 2023 is due to a decrease in cogeneration sales of $2,156,861, or 69.0%, a decrease in chiller sales of $588,544, or 17.6%, and, by a $48,424, or 10.2%, decrease in sales of engineered accessories. Our Products sales mix, as well as Products revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Services revenues in the six months ended June 30, 2023 were $7,089,144, compared to $5,967,471 for the same period in 2022, an increase of $1,121,673, or 18.8%. The increase in revenue during the six months ended June 30, 2023 is due primarily to the addition of $628,813 in revenue from the acquired Aegis maintenance contracts and a $492,860 or 8.3%, increase in service contract revenues from existing contracts.

    Energy Production

    Energy Production revenues in the six months ended June 30, 2023 were $883,665, compared to $935,849 for the same period in 2022, a decrease of $52,184, or 5.6%. The decrease in Energy Production revenue is a consequence of certain Energy Production sites that were down for maintenance and system upgrades in 2023 and seasonality.

Cost of Sales

    Cost of sales in the six months ended June 30, 2023 was $7,202,241 compared to $8,058,678 for the same period in 2022, a decrease of $856,437, or 10.6%. The decrease in cost of sales is due to decreased Products revenue volume, offset partially by increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. During the six months ended June 30, 2023 our gross margin decreased to 40.6% compared to 41.8% for the same period in 2022, a 1.2% percentage point decrease due to higher labor and material costs.

    Products

    Cost of sales for Products in the six months ended June 30, 2023 was $2,831,024 compared to $4,660,221 for the same period in 2022, a decrease of $1,829,197, or 39.3% due to decreased Products revenue volume, offset partially by higher material costs. During the six months ended June 30, 2023, our Products gross margin was 31.9% compared to 32.9% for the same period in 2022, an 1.0% percentage point decrease. The decrease in margin is primarily a function of increased material costs.

    Services

    Cost of sales for Services in the six months ended June 30, 2023 was $3,813,471 compared to $2,840,338 for the same period in 2022, an increase of $973,133, or 34.3%, due primarily to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. During the six months ended June 30, 2023, our Services gross margin decreased to 46.2% compared to 52.4% for the same period in 2022, a 6.2% percentage point decrease due to increased labor and material costs.

    Energy Production

    Cost of sales for Energy Production in the six months ended June 30, 2023 was $557,746 compared to $558,119 for the same period in 2022, a decrease of $373, or 0.1%. During the six months ended June 30, 2023 our Energy Production gross margin was 36.9% compared to 40.4% for the same period in 2022, a 3.5% percentage point decrease. The decrease in the Energy Production gross margin is due to decreased runtime at our Energy Production sites in the six months ended June 30, 2023 compared to the same period in 2022.

Operating Expenses
    Operating expenses increased $625,735, or 9.6%, to $7,156,330 in the six months ended June 30, 2023 compared to $6,530,595 in the same period in 2022. The total operating expenses were higher primarily due to higher salary costs, increased travel expenses, higher insurance premiums and costs related to the acquisition of Aegis contracts and related assets.

TECOGEN INC.
Management's Discussion and Analysis

	Six Months Ended
Operating Expenses	June 30, 2023	June 30, 2022	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$5,709,766	$5,298,735	$411,031	7.8%
Selling	1,000,856	1,004,692	(3,836)	(0.4)%
Research and development	465,658	334,988	130,670	39.0%
Gain on disposition of assets	(19,950)	(36,445)	16,495	(45.3)%
Gain on termination of unfavorable contract liability	—	(71,375)	71,375	—%
Total	$7,156,330	$6,530,595	$625,735	9.6%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2023 were $5,709,766 compared to $5,298,735 for the same period in 2022, an increase of $411,031 or 7.8% due primarily to a $161,740 increase in business insurance costs, a $156,811 increase in travel costs and a $114,774 increase in consulting costs.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2023 were $1,000,856 compared to $1,004,692 for the same period in 2022, a decrease of $3,836 or 0.4%, due to a $92,292 increase in trade show expense, offset partially by a $90,459 decrease in sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2023 were $465,658 compared to $334,988 for the same period in 2022, an increase of $130,670 or 39.0%, due to increased payroll costs.
We recognized a gain on termination of unfavorable contract liability of $71,375 in the six months ended June 30, 2022 due to the closing of certain energy production sites.

Loss from Operations

    Loss from operations for the six months ended June 30, 2023 was $2,229,995 compared to a loss of $736,357 for the same period in 2022, an increase of $1,493,638. The increase in the loss from operations is due primarily to lower Products revenue and gross profit in the six months ended June 30, 2023 and a $625,735 increase in operating expenses.

Other Income (Expense), net

    Other income, net for the six months ended June 30, 2023 was $14,994 compared to other income of $8,520 for the same period in 2022, an increase of $6,474.

Provision for State Income Taxes

    The provision for state income taxes for the six months ended June 30, 2023 and 2022 was $32,252 and $10,430, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $22,886 for the six months ended June 30, 2023 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2022, income attributable to the non-controlling interest was $28,542.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the six months ended June 30, 2023 was $2,270,139 compared to a net loss of $766,809 for the same period in 2022, an increase of $1,503,330, or 196.1%. The increase in the net loss is due primarily to lower Products revenue and gross profit and increased operating expenses in the six months ended June 30, 2023.

TECOGEN INC.
Management's Discussion and Analysis

Liquidity and Capital Resources

    The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2023	June 30, 2022	Increase (Decrease)
Operating activities	$153,676	$(579,177)	$732,853
Investing activities	(196,582)	(204,179)	7,597
Financing activities	—	—	—
Change in cash and cash equivalents	$(42,906)	$(783,356)	$740,450

    Consolidated working capital at June 30, 2023 was $11,545,054 compared to $14,344,288 at December 31, 2022, a decrease of $2,799,234, or 19.5%. Included in working capital were cash and cash equivalents of $1,871,063 at June 30, 2023, compared to $1,913,969 at December 31, 2022, a decrease of $42,906, or 2.2%.

Cash Flows from Operating Activities

    Cash provided by operating activities for the six months ended June 30, 2023 was $153,676 compared to $579,177 of cash used by operating activities for the same period in 2022, an increase of $732,853, or 126.5%. Our accounts receivable and unbilled revenue balances were $5,614,291 and $1,748,336, respectively, at June 30, 2023 compared to $6,714,122 and $1,805,330 at December 31, 2022, providing $755,831 and $56,994 of cash, respectively. Inventories increased $1,133,618 during the six months ended June 30, 2023 due to acquiring inventory based on forecasted revenue. During the three months ended June 30, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.
    Accounts payable increased to $4,212,914 as of June 30, 2023 from $3,261,952 at December 31, 2022, providing $839,784 in cash flow from operations. The increase in accounts payable was due to increased inventory procured in the six months ended June 30, 2023. Deferred revenue increased as of June 30, 2023 compared to December 31, 2022, providing $752,873 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

    During the six months ended June 30, 2023 we used $196,582 in cash from investing activities. We used $170,000 of cash to acquire certain assets as part of the Aegis acquisition, used $19,607 of cash to purchase property, plant and equipment, and distributed $23,838 to the 49% non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $16,863 in proceeds from the disposition of assets.
For the six months ended June 30, 2022 cash used in investing activities was $204,179. During the six months ended June 30, 2022 we used $209,034 of cash to purchase property, plant and equipment, $29,505 to acquire intangible assets, and distributed $32,809 to the non-controlling interest holders of American DG New York LLC, partially offset by receipt of $67,169 in insurance and other proceeds from the disposition of assets.

Cash Flows from Financing Activities

    During the six months ended June 30, 2023 and 2022, there were no cash flows from financing activities.

Backlog

    As of June 30, 2023, our backlog of product and installation projects, excluding service contracts, was $8,234,288, consisting of $5,720,038 of purchase orders received by us and $2,514,250 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

TECOGEN INC.
Management's Discussion and Analysis

Liquidity

    At June 30, 2023, we had cash and cash equivalents of $1,871,063, a decrease of $42,906 or 2.2% from the cash and cash equivalents balance at December 31, 2022. During the six months ended June 30, 2023, our Products revenue was negatively impacted. Our Products have long sales cycles and the reduced business development activity in the aftermath of COVID-19 resulted in what we believe is a temporary reduction in Products revenue.

    Based on our current operating plan, we believe existing resources, including existing cash and cash flows from operations, will be sufficient to meet our working capital requirements for the next twelve months. However, we may need to generate sufficient additional cash from operations to finance the company during the periods beyond twelve months. If sufficient funds from operating activities are not available to finance our business and operations, we may need to raise additional capital through debt financing or an equity offering to meet our operating and capital needs. There can be no assurance we will be able to raise such additional debt or equity financing or upon terms that are acceptable to us.

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

TECOGEN INC.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
    As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer ("Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), the term "disclosure controls and procedures" means controls and procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Section 13(a) or 15(d) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure.
    Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, have concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management is taking steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
    There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TECOGEN INC.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
    On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are being represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance. We are not a party to any other material pending legal proceeding.
Item 1A. Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Item1A - Risk Factors” and elsewhere in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 ("2022 Form 10-K") The risks discussed in our 2022 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. The following material change to our risk factors since filing our 2022 Form 10-K is as follows:
Losses or unauthorized access to or releases of confidential information, including personal information, could subject us to significant reputational, financial, legal and operational consequences.
Our business requires us to use and store confidential information, including personal information, with respect to our customers and employees and also requires us to share confidential information with suppliers and other third parties. We rely on suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although we take steps to secure confidential information that is provided to or accessible by third parties working on our behalf, such measures may not always be effective and losses or unauthorized access to or releases of confidential information occur. Such incidents and other malicious attacks could materially adversely affect our business, reputation, results of operations and financial condition.
We have experienced malicious attacks and other attempts to gain unauthorized access to our systems, including the ransomware attack on our computer network which occurred on April 28, 2023 which required that we limit user access, remove the hard drives from two affected workstations from service and restore network files from systems backups. Our network returned to full operation on May 1, 2023. Since this incident, we have implemented changes to user access passwords, conducted a full audit of user accounts and implemented multi-factor authentication for network and workstation access. These attacks seek to compromise the confidentiality, integrity or availability of confidential information or disrupt normal business operations, and could, among other things, impair our ability to attract and retain customers for its products and services, impact our stock price, materially damage commercial relationships, and expose us to litigation or government investigations, which could result in penalties, fines or judgments against us. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders our ability to identify, investigate and recover from incidents. In addition, attacks against us and our customers can escalate during periods of severe diplomatic or armed conflict.
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data, and mitigate the impact of unauthorized access, including through the use of encryption and authentication technologies and we continue to undertake regular reviews of our IT infrastructure and have investigated improved software and hardware cyber threat protection solutions. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect our business, reputation, results of operations and financial condition.
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

TECOGEN INC.
(Registrant)

Dated: August 10, 2023	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)