Form 10-Q
period 2023-09-30
TECOGEN INC.
filed 2023-11-09
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 8, 2023, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2023

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$646,161	$1,913,969
Accounts receivable, net	7,694,571	6,714,122
Unbilled revenue	1,748,336	1,805,330
Employee retention credit receivable	46,148	713,269
Inventories, net	11,039,313	10,482,729
Prepaid and other current assets	420,317	401,189
Total current assets	21,594,846	22,030,608
Long-term assets:
Property, plant and equipment, net	1,254,656	1,407,720
Right of use assets	754,957	1,245,549
Intangible assets, net	2,307,902	997,594
Goodwill	3,129,147	2,406,156
Other assets	145,237	165,230
TOTAL ASSETS	$29,186,745	$28,252,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,493,758	$3,261,952
Accrued expenses	2,632,607	2,384,447
Deferred revenue, current	1,655,737	1,115,627
Lease obligations, current	367,938	687,589
Acquisition liabilities, current	775,991	—
Unfavorable contract liability, current	201,090	236,705
Total current liabilities	10,127,121	7,686,320
Long-term liabilities:
Deferred revenue, net of current portion	290,226	371,823
Lease obligations, net of current portion	429,737	623,452
Acquisition liabilities, net of current portion	1,485,677	—
Unfavorable contract liability, net of current portion	448,695	583,512
Total liabilities	12,781,456	9,265,107
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at September 30, 2023 and December 31, 2022	24,850	24,850
Additional paid-in capital	57,525,719	57,351,008
Accumulated deficit	(41,033,259)	(38,281,548)
Total Tecogen Inc. stockholders’ equity	16,517,310	19,094,310
Non-controlling interest	(112,021)	(106,560)
Total stockholders’ equity	16,405,289	18,987,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,186,745	$28,252,857

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Revenues
Products	$2,938,789	$3,206,732
Services	3,842,600	3,078,604
Energy production	331,141	332,774
Total revenues	7,112,530	6,618,110
Cost of sales
Products	1,669,747	2,074,243
Services	2,346,384	1,482,355
Energy production	170,378	168,178
Total cost of sales	4,186,509	3,724,776
Gross profit	2,926,021	2,893,334
Operating expenses
General and administrative	2,708,817	2,343,449
Selling	425,465	567,529
Research and development	160,033	202,138
Gain on disposition of assets	—	(5,486)
Total operating expenses	3,294,315	3,107,630
Loss from operations	(368,294)	(214,296)
Other income (expense)
Interest income and other income (expense), net	(16,330)	(7,140)
Interest expense	(6,357)	(2,280)
Unrealized loss on investment securities	(56,246)	—
Total other income (expense), net	(78,933)	(9,420)
Loss before provision for state income taxes	(447,227)	(223,716)
Provision for state income taxes	—	5,922
Consolidated net loss	(447,227)	(229,638)
Income attributable to the non-controlling interest	(34,346)	(27,074)
Net loss attributable to Tecogen Inc.	$(481,573)	$(256,712)

Net loss per share - basic	$(0.02)	$(0.01)
Net loss per share - diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues
Products	$7,094,556	$10,156,328
Services	10,931,744	9,046,075
Energy production	1,214,806	1,268,623
Total revenues	19,241,106	20,471,026
Cost of sales
Products	4,500,771	6,734,465
Services	6,159,855	4,322,693
Energy production	728,124	726,297
Total cost of sales	11,388,750	11,783,455
Gross profit	7,852,356	8,687,571
Operating expenses
General and administrative	8,418,581	7,642,183
Selling	1,426,321	1,572,221
Research and development	625,691	537,126
Gain on disposition of assets	(19,950)	(41,931)
Gain on termination of unfavorable contract liability	—	(71,375)
Total operating expenses	10,450,643	9,638,224
Loss from operations	(2,598,287)	(950,653)
Other income (expense)
Interest income and other income (expense), net	(36,562)	(22,556)
Interest expense	(8,629)	(15,841)
Unrealized gain (loss) on investment securities	(18,749)	37,497
Total other income (expense), net	(63,940)	(900)
Loss before provision for state income taxes	(2,662,227)	(951,553)
Provision for state income taxes	32,252	16,352
Consolidated net loss	(2,694,479)	(967,905)
Income attributable to non-controlling interest	(57,232)	(55,616)
Net loss attributable to Tecogen Inc.	$(2,751,711)	$(1,023,521)

Net loss per share - basic	$(0.11)	$(0.04)
Net loss per share - diluted	$(0.11)	$(0.04)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months September 30, 2023 and 2022
(unaudited)

Three Months Ended September 30, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2023	24,850,261	$24,850	$57,456,944	$(40,551,686)	$(107,512)	$16,822,596
Stock-based compensation expense	—	—	68,775	—	—	68,775
Distributions to non-controlling interest	—	—	—	—	(38,855)	(38,855)
Net income (loss)	—	—	—	(481,573)	34,346	(447,227)
Balance at September 30, 2023	24,850,261	$24,850	$57,525,719	$(41,033,259)	$(112,021)	$16,405,289

Nine Months Ended September 30, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	$18,987,750
Stock-based compensation expense	—	—	174,711	—	—	174,711
Distributions to non-controlling interest	—	—	—	—	(62,693)	(62,693)
Net income (loss)	—	—	—	(2,751,711)	57,232	(2,694,479)
Balance at September 30, 2023	24,850,261	$24,850	$57,525,719	$(41,033,259)	$(112,021)	$16,405,289

Three Months Ended September 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2022	24,850,261	$24,850	$57,202,459	$(36,600,430)	$(84,206)	20,542,673
Stock-based compensation expense	—	—	69,118	—	—	69,118
Distributions to non-controlling interest	—	—	—	—	(24,014)	(24,014)
Net income (loss)	—	—	—	(256,712)	27,074	(229,638)
Balance at September 30, 2022	24,850,261	$24,850	$57,271,577	$(36,857,142)	$(81,146)	$20,358,139

Nine Months Ended September 30, 2022	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149
Stock-based compensation expense	—	—	254,718	—	—	254,718
Distributions to non-controlling interest	—	—	—	—	(56,823)	(56,823)
Net income (loss)	—	—	—	(1,023,521)	55,616	(967,905)
Balance at September 30, 2022	24,850,261	$24,850	$57,271,577	$(36,857,142)	$(81,146)	$20,358,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,694,479)	$(967,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	459,779	324,968
Stock-based compensation	174,711	254,718
Provision (release) for doubtful accounts	44,000	(183,955)
Gain on disposition of assets	(19,950)	(41,931)
Unrealized (gain) loss on investment securities	18,749	(37,497)
Gain on termination of unfavorable contract liability	—	(71,375)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,324,448)	67,940
Employee retention credit receivable	667,121	562,752
Unbilled revenue	56,994	1,302,187
Inventories	(165,537)	(947,031)
Prepaid expenses and other current assets	(19,128)	70,806
Other assets	491,836	466,420
Increase (decrease) in:
Accounts payable	1,140,759	(182,903)
Accrued expenses and other current liabilities	256,847	(80,720)
Deferred revenue	458,512	(487,676)
Other liabilities	(566,016)	(482,608)
Net cash used in operating activities	(1,020,250)	(433,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,728)	(286,820)
Payment for business acquisition	(170,000)	—
Purchases of intangible assets	—	(29,505)
Proceeds from disposition of assets	16,863	72,655
Distributions to non-controlling interest	(62,693)	(56,823)
Net cash used in investing activities	(247,558)	(300,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Change in cash and cash equivalents	(1,267,808)	(734,303)
Cash and cash equivalents, beginning of the period	1,913,969	3,614,463
Cash and cash equivalents, end of the period	$646,161	$2,880,160

Supplemental disclosures of cash flows information:
Cash paid for interest	$7,385	$14,597
Cash paid for taxes	$32,252	$16,352
Non-cash consideration issued for Aegis acquisition:
Accounts receivable credit	$300,000	$—
Accounts payable assumed	91,048	—
Contingent consideration	1,442,462	—
Total fair value of non-cash consideration	$1,833,510	$—

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
•our Services segment, which provides operations and maintenance ("O&M") services for our products under long term service contracts, and
•our Energy Production segment, which installs, operates and maintains distributed generation electricity systems that we own and sells energy generated by such systems in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements.
The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
On July 20, 2022, we announced our intention to increase focus on opportunities relating to Controlled Environment Agriculture (CEA). Tecogen believes that CEA offers an exciting opportunity to apply the company’s expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. However, we have not taken any formal steps to enter this business as of the date of the filing of this report.
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
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
    The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date included in our annual report of Form 10-K for the year ended December 31, 2022 ("2022 Form

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

10-K"), but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
    Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Services segment provides operation and maintenance services to customers for our products. Our Energy Production segment installs, operates and maintains distributed generation electricity systems that we own and sells energy generated by such systems in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
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
Liquidity
At September 30, 2023, we had cash and cash equivalents of $646,161, a decrease of $1,267,808 or 66.2% from the cash and cash equivalents balance at December 31, 2022. During the nine months ended September 30, 2023, our Products revenue was negatively impacted. Our Products have long sales cycles and the reduced business development activity in the aftermath of COVID-19 resulted in what we believe is a temporary reduction in Products revenue.
    Based on our current operating plan, we believe existing resources, including existing cash, cash flows from operations and the funds available to us under loans from certain related parties will be sufficient to meet our working capital requirements for the next twelve months. However, we may need to generate sufficient additional cash from operations to finance the company during the periods beyond twelve months.
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum and is repayable one year from the date of the issuance of the related promissory note. The proceeds of the loans are expected to be used for general working capital purposes.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 representing a partial payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the nine months ended September 30, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of September 30, 2023.
Note 2. Revenue
    Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
    Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. We have elected to exclude from revenue any value-added sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we have recorded historically shipping and handling fees and value-added taxes. Incremental costs incurred by us to obtain a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
    The following tables further disaggregate our revenue by major source by segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Products	Services	Energy Production	Total
Products	$2,938,789	$—	$—	$2,938,789
Maintenance services	—	3,842,600	—	3,842,600
Energy production	—	—	331,141	331,141
Total revenue	$2,938,789	$3,842,600	$331,141	$7,112,530

	Nine Months Ended September 30, 2023
	Products	Services	Energy Production	Total
Products	$7,094,556	$—	$—	$7,094,556
Maintenance services	—	10,931,744	—	10,931,744
Energy production	—	—	1,214,806	1,214,806
Total revenue	$7,094,556	$10,931,744	$1,214,806	$19,241,106

	Three Months Ended September 30, 2022
	Products	Services	Energy Production	Total
Products	$3,206,732	$—	$—	$3,206,732
Maintenance services	—	3,078,604	—	3,078,604
Energy production	—	—	332,774	332,774
Total revenue	$3,206,732	$3,078,604	$332,774	$6,618,110

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Products	Services	Energy Production	Total
Products	$10,156,328	$—	$—	$10,156,328
Installation services	—	20,109	—	20,109
Maintenance services	—	9,025,966	—	9,025,966
Energy production	—	—	1,268,623	1,268,623
Total revenue	$10,156,328	$9,046,075	$1,268,623	$20,471,026

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
    Maintenance Services. Maintenance services are provided under either long-term maintenance contracts or time and material maintenance contracts. Revenue under time and material maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed or when the periodic maintenance activities are completed and the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount we have the right to invoice the customer under the contract. Payment terms for maintenance services are generally 30 days.
Our acquisition of the Aegis maintenance contracts and related business closed on March 15, 2023 and since April 1, 2023, revenues resulting from the Aegis acquisition have been included in our revenue from the Services segment.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    During the nine months ended September 30, 2023, we did not recognize any revenue that was included in unbilled revenue at the end of the period. Approximately $16,428 was billed in the nine months ended September 30, 2023 that had been recognized as revenue in previous periods.

    Revenue recognized during the nine ended months September 30, 2023 that was included in deferred revenue at the beginning of the period was approximately $746,111.

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
    As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,945,963. We expect to recognize revenue of approximately 94.0% of the remaining performance obligations over the next 24 months, 85.1% recognized in the first 12 months and 8.9% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income Per Common Share
    Basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss available to stockholders	$(481,573)	$(256,712)	$(2,751,711)	$(1,023,521)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261	24,850,261	24,850,261

Basic loss per share	$(0.02)	$(0.01)	$(0.11)	$(0.04)
Diluted loss per share	$(0.02)	$(0.01)	$(0.11)	$(0.04)

Anti-dilutive shares underlying stock options outstanding	1,829,051	971,001	1,829,051	836,001

Note 4.	Inventories, net
     Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials, net	$9,545,184	$9,001,491
Work-in-process	706,731	498,139
Finished goods	787,398	983,099
Total inventories, net	$11,039,313	$10,482,729

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2023	December 31, 2022
Energy systems	1 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,758,601	1,624,885
Furniture and fixtures	5 years	206,865	196,007
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,435,352	5,290,778
Less - accumulated depreciation and amortization		(4,180,696)	(3,883,058)
		$1,254,656	$1,407,720
* Lesser of estimated useful life of asset or lease term

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2023 and 2022 was $112,783 and $352,192 and $125,755 and $376,365, respectively. During the nine months ended September 30, 2023, we received proceeds of $16,863 from the disposition of certain assets and reversed $8,687 of accrued decomissioning costs from a former ADG energy site, realizing a gain of $19,950. During the nine months ended September 30, 2022, we received proceeds of $72,655 from the disposition of certain assets, realizing a gain of $41,931.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

    As of September 30, 2023 and December 31, 2022 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2023			December 31, 2022
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(639,073)	$138,392	$777,465	$(584,863)	$192,602
Patents	888,910	(474,882)	414,028	888,910	(405,140)	483,770
Developed technology	240,000	(168,000)	72,000	240,000	(156,000)	84,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(94,263)	169,673	263,936	(65,984)	197,952
Favorable contract asset	384,465	(375,213)	9,252	384,465	(372,091)	12,374
Customer contract	1,591,327	(113,666)	1,477,661	—	—	—
	$4,172,999	$(1,865,097)	$2,307,902	$2,581,672	$(1,584,078)	$997,594

Intangible liability
Unfavorable contract liability	$2,618,168	$(1,968,383)	$649,785	$2,618,168	$(1,797,951)	$820,217
The aggregate amortization expense related to intangible assets and liabilities exclusive of unfavorable contract related intangibles for the three and nine months ended September 30, 2023 and 2022 was $113,477 and $280,671 and $49,885 and $150,376, respectively. The net credit to cost of sales related to the amortization of the unfavorable contract related intangible asset and liability for the three and nine months ended September 30, 2023 and 2022 was $54,576 and $170,084 and $69,370 and $202,753, respectively.

Favorable/Unfavorable Contract Assets and Liabilities and Customer Contract Assets

    The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017 and include the customer relationship contract acquired by us in April 2023 as part of the Aegis acquisition. The American DG Energy's favorable and unfavorable contract contracts are being amortized on a straight-line basis over the contract term, which varies by customer contract. The Aegis customer relationship contract is being amortized on a straight-line basis over a period of seven (7) years which is consistent with the projected revenue recognition.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term. Aggregate future amortization over the next five years and thereafter as of September 30, 2023 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$172,412	$26,242	$198,654
Year 2	178,779	111,624	290,403
Year 3	174,763	153,964	328,727
Year 4	172,340	167,176	339,516
Year 5	63,940	175,750	239,690
Thereafter	41,111	193,120	234,231
Total	$803,345	827,876	$1,631,221

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
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. In October 2021 the minimum guarantee with respect to one of the energy purchase agreements was modified by reducing the guaranteed minimum collections by $35,000 per year, the guaranteed minimum collection amount associated with one site that was sold by the customer. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets expected future performance, as of September 30, 2023, we do not expect to make any material payments under the guarantee.
At September 30, 2023, there were no amounts due under the energy production contracts.
    The foregoing agreements also contain provisions whereby we have agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. If we are required to make whole the purchaser under such provisions, we expect to be able to recover from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination.
    We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy production contract upon termination of the energy production contract.

Note 8.	Aegis Contract and Related Asset Acquisition

On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Agreement. Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we have the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. As of September 30, 2023, we have not acquired or assumed any additional maintenance agreements from Aegis. The Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.
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

The following table summarizes the consideration paid for the Aegis acquisition and the fair value of assets acquired and contract-related liabilities assumed as the acquisition date:

Consideration Paid:
Cash	$170,000
Accounts receivable credit issued	300,000
Account payable	91,048
Contingent consideration	1,442,462
Total fair value of consideration transferred	2,003,510

Identifiable assets acquired and liabilities assumed:
Assets acquired
Property, plant and equipment	170,000
Inventory	391,048
Identifiable intangible asset - customer contracts	1,591,327
2,152,375
Acquired contract-related liabilities assumed
Deferred maintenance reserve	(871,856)
(871,856)
Net identifiable assets acquired	1,280,519
Excess of cost over fair value of net assets acquired (Goodwill)	$722,991

The amounts recognized for inventory, identifiable intangible assets, contingent consideration and deferred maintenance reserves are provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. During the three months ended September 30, 2023, we identified a $20,130 adjustment to decrease the accounts payable assumed and inventory acquired which had no impact on goodwill balance.
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
On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated using a weighted average cost of capital of 12%, discounting the future cash flows to present value and are subsequently remeasured to fair value at each reporting date until the fair value contingencies are resolved. Fair value adjustments which may be determined at subsequent reporting dates will be recorded in our consolidated statements of

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

operations and will not impact the goodwill balance. As of September 30, 2023, we did not remeasure the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and deferred maintenance costs were consistent with our initial valuation.
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
Revenues and gross profit from the Aegis maintenance contracts since the acquisition date were $1,231,537 and $766,804, respectively, for the nine months ended September 30, 2023 and are included in our Services segment.
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
Acquisition-related costs which consisted on recurring internal resources were de minimus and such costs were expensed as incurred (ASC 805-50-30-1).

The following table summarizes the contract-related liabilities assumed as of September 30, 2023:

September 30, 2023
Acquisition liabilities, current
Contingent consideration	$205,246
Deferred maintenance reserve	570,745
775,991
Acquisition liabilities, long-term
Contingent consideration	1,206,077
Deferred maintenance reserve	279,600
$1,485,677

Note 9.	Leases
    Our leases principally consist of operating leases related to our corporate office, field offices, and our research, manufacturing, and storage facilities.
    At inception, we determine if an arrangement constitutes a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease agreements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). We account for each component separately based on the estimated standalone price of each component.
    Operating leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Lease expense for operating leases, which principally consist of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2023 and 2022 was $209,506 and $616,062 and $201,578 and $608,652, respectively.
    Supplemental information related to leases for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$558,028	$549,402
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases	3.90 years	3.60 years
Weighted-average discount rate - operating leases	6%	6%
Supplemental information related to operating leases as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Operating leases
Right-of-use assets	$754,957	$1,245,549

Operating lease liability, current	$367,938	$687,589
Operating lease liability, long-term	429,737	623,452
Total operating lease liability	$797,675	$1,311,041
    Future minimum lease commitments under non-cancellable operating leases as of September 30, 2023 were as follows:

Operating Leases
Year 1	$398,741
Year 2	127,092
Year 3	119,902
Year 4	61,044
Year 5	53,752
Thereafter	130,553
Total lease payments	891,084
Less: imputed interest	93,409
Total	$797,675
The lease for our headquarters located in Waltham, Massachusetts which consists of approximately 43,000 square feet of manufacturing, storage and office space, expires on March 31, 2024. Currently, our monthly base rent is $44,254. On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commence on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,000,000 and $1,250,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $24,800 per month. In accordance with ASC 842-20-30-1, we will record the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date.

Note 10. Stock-Based Compensation

Stock-Based Compensation
    We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase number of shares of common stock authorized to be issued

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

under the Plan to 3,838,750 as of September 30, 2023, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and ratified and approved option grants issued after January 1, 2016 ("Amended Plan").
    Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or by the laws of descent and distribution. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2023 was 191,193.
During the nine months ended September 30, 2023, we did not grant any options to purchase shares of common stock under the Amended Plan.
We adopted the 2022 Stock Incentive Plan (the "2022 Plan"), under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to employees, directors, advisors and consultants. Under the 2022 Plan, 3,800,000 shares of our shares of our common stock are authorized for issuance pursuant to awards under the 2022 Plan. The adoption of the 2022 Plan was approved by our shareholders on June 9, 2022.
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Plan as of September 30, 2023 was 3,025,000.
    During the nine months ended September 30, 2023, we granted non-qualified options to purchase an aggregate of 575,000 shares of our common stock at exercise prices ranging between $0.88 - $1.10 per share to certain directors, officers and employees. These options have a vesting schedules of two or four years and expire in ten years. The fair value of the options issued in 2023 was $244,625. The weighted-average grant date fair value of stock options granted during 2023 was $0.43 per share.
Stock option activity for the nine months ended September 30, 2023 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share		Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	3,204,297	$0.71	$10.33	$1.61	7.30 years	$882,074
Granted	575,000	$0.88	$1.10	$0.93
Exercised	—
Canceled and forfeited	(44,800)			$2.86
Outstanding, September 30, 2023	3,734,497	$1.10	$3.20	$1.49	7.14 years	$188,529
Exercisable, September 30, 2023	1,931,322			$1.97		$112,578
Vested and expected to vest, September 30, 2023	3,462,521	$0.71	$10.33	$1.53		$177,136
    Consolidated stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was $68,775 and $174,711 and $69,118 and $254,718, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
    At September 30, 2023 the total compensation cost related to unvested stock option awards not yet recognized is $568,334 and this amount will be recognized over a weighted average period of 2.64 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    The following tables present the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2023 and 2022 by level within the fair value hierarchy.

September 30, 2023		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains /(Losses)
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(18,749)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(18,749)

September 30, 2022		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Unrealized
Description	Total	Level 1	Level 2	Level 3	Gains /(Losses)
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$112,492	$—	$112,492	$—	$37,497
Total recurring fair value measurements	$112,492	$—	$112,492	$—	$37,497

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
    The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the nine months ended September 30, 2023 and 2022:

Fair value at December 31, 2022	$93,744
Unrealized losses	(18,749)
Fair value at September 30, 2023	$74,995

Fair value at December 31, 2021	$74,995
Unrealized gains	37,497
Fair value at September 30, 2022	$112,492

Note 12. Commitments and Contingencies
    On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are being represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at September 30, 2023.
Note 13. Segments
    As of September 30, 2023, we were organized into three (3) operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended September 30, 2023

Revenue - external customers	$2,938,789	$3,842,600	$331,141	$—	$7,112,530
Intersegment revenue	—	48,085	—	(48,085)	—
Total revenue	$2,938,789	$3,890,685	$331,141	$(48,085)	$7,112,530
Gross profit	$1,269,042	$1,496,216	$160,763	$—	$2,926,021
Identifiable assets	$10,591,087	$13,270,545	$3,203,776	$2,121,337	$29,186,745

Nine Months Ended September 30, 2023

Revenue - external customers	$7,094,556	$10,931,744	$1,214,806	$—	$19,241,106
Intersegment revenue	—	202,442	—	(202,442)	—
Total revenue	$7,094,556	$11,134,186	$1,214,806	$(202,442)	$19,241,106
Gross profit	$2,593,785	$4,771,889	$486,682	$—	$7,852,356
Identifiable assets	$10,591,087	$13,270,545	$3,203,776	$2,121,337	$29,186,745

Three Months Ended September 30, 2022

Revenue - external customers	$3,206,732	$3,078,604	$332,774	$—	$6,618,110
Intersegment revenue	—	41,390	—	(41,390)	—
Total revenue	$3,206,732	$3,119,994	$332,774	$(41,390)	$6,618,110
Gross profit	$1,132,489	$1,596,249	$164,596	$—	$2,893,334
Identifiable assets	$10,639,810	$10,308,988	$3,754,321	$5,368,204	$30,071,323

Nine Months Ended September 30, 2022

Revenue - external customers	$10,156,328	$9,046,075	$1,268,623	$—	$20,471,026
Intersegment revenue	—	199,059	—	(199,059)	—
Total revenue	$10,156,328	$9,245,134	$1,268,623	$(199,059)	$20,471,026
Gross profit	$3,421,863	$4,723,382	$542,326	$—	$8,687,571
Identifiable assets	$10,639,810	$10,308,988	$3,754,321	$5,368,204	$30,071,323

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

Note 14. Subsequent Events
    We have evaluated events through the date of the filing of this report and, except as described below, have determined that no material subsequent events occurred that would require disclosure in the unaudited consolidated financial statements for the period ended September 30, 2023 or in the financial notes thereto.
Related Party Loans
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director of registrant, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. We have the right to determine the amount of the loans at the time of a draw down, subject to the conditions in our agreements with each of Mr. Hatsopoulos and Mr. Lewis discussed below. The loans and terms of the loan agreements were unanimously approved by our board of directors.
The loans bear interest on the outstanding principal at the Internal Revenue Service’s Applicable Federal Rate to be determined at the time we issue a promissory note in connection with a loan drawdown. The principal amount and accrued interest of each loan is repayable one year from the date of issuance of the applicable promissory note. A note may be prepaid by us at any time. The principal amount of each loan and accrued interest is subject to mandatory prepayment in the event of a change of control of the registrant. The promissory notes are subject to customary events of default and are transferable provided the conditions to transfer set forth in the promissory notes are satisfied by the noteholder. The proceeds of the loans are expected to be used for general working capital purposes.
On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum.

Proposed Reverse Stock Split

On October 9, 2023, our board of directors authorized us to seek shareholder approval at a special meeting of our shareholders of an amendment to our Amended and Restated Certificate of Incorporation (“certificate of incorporation”) that would enable us to effect a combination of our outstanding shares of common stock into a lesser number of shares, or a reverse stock split. We intend to seek stockholder approval for three alternative amendments to our certificate of incorporation and to effect the reverse stock split at the alternative ratios of 1 for 4, 1 for 5, or 1 for 6. The determination of the ratio, implementation, and timing of any reverse stock split will be subject to further approval by our board of directors following receipt of shareholder approval at a special meeting of our shareholders.

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

Recent Developments

Acquisition and Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Agreement. Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we have the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. As of September 30, 2023, we have not acquired or assumed any additional maintenance agreements from Aegis. The Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.

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

TECOGEN INC.
Management's Discussion and Analysis
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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. On April 14, 2022, we received $564,027 from the Internal Revenue Service representing the ERC claim for the third quarter of 2021 and $1,275 of accrued interest. We received $667,121 from the Internal Revenue Service on January 12, 2023 representing a partial payment of the ERC claimed from the first and second quarters of 2021 and $15,775 of accrued interest, which is reported in other income (expense) in our condensed consolidated statements of operations for the nine months ended September 30, 2023. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of September 30, 2023.
Impact of the Russian Invasion of Ukraine and Recent Events in the Middle East
Presently, we have no operations or customers in Russia, the Ukraine or in the Middle East. The higher energy prices for natural gas as a result of the invasion of Ukraine and the conflict in the Middle East may affect the performance of our Energy Production segment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Overview

TECOGEN INC.
Management's Discussion and Analysis
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

    Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems. Our Services segment provides operation and maintenance services for our products under long term service contracts. Our Energy Production segment installs, operates and maintains distributed generation electricity systems that we own and sells energy generated by such systems in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Management's Discussion and Analysis
Results of Operations

Third Quarter of 2023 Compared to Third Quarter of 2022

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2023	September 30, 2022
Revenues	100.0%	100.0%
Cost of sales	58.9%	56.3%
Gross profit	41.1%	43.7%
Operating expenses
General and administrative	38.1%	35.4%
Selling	6.0%	8.6%
Research and development	2.3%	3.1%
Gain on disposition of assets	—%	(0.1)%
Total operating expenses	46.3%	47.0%
Loss from operations	(5.2)%	(3.2)%
Total other income (expense), net	(1.1)%	(0.1)%
Consolidated net loss	(6.3)%	(3.5)%
Income attributable to the non-controlling interest	(0.5)%	(0.4)%
Net loss attributable to Tecogen, Inc.	(6.8)%	(3.9)%

Revenues

    The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$898,692	$1,547,761	$(649,069)	(41.9)%
Chiller	1,935,165	1,642,478	292,687	17.8%
Engineered accessories	104,932	16,493	88,439	536.2%
Total products	2,938,789	3,206,732	(267,943)	(8.4)%
Services	3,842,600	3,078,604	763,996	24.8%
Energy Production	331,141	332,774	(1,633)	(0.5)%
Total revenues	$7,112,530	$6,618,110	$494,420	7.5%

    Total revenues for the three months ended September 30, 2023 were $7,112,530 compared to $6,618,110 for the same period in 2022, an increase of $494,420 or 7.5% year over year.

    Products

TECOGEN INC.
Management's Discussion and Analysis
    Products revenues in the three months ended September 30, 2023 were $2,938,789 compared to $3,206,732 for the same period in 2022, a decrease of $267,943, or 8.4%. The decrease in Products revenue during the three months ended September 30, 2023 is due to a $649,069, or 41.9% decrease in cogeneration sales, offset partially by an increase in chiller sales of $292,687, or 17.8% and an increase in sales of engineered accessories of $88,439, or 536.2%. Our Products sales mix, as well as Products revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Service revenues in the three months ended September 30, 2023 were $3,842,600, compared to $3,078,604 for the same period in 2022, an increase of $763,996, or 24.8%. The increase in revenue during the three months ended September 30, 2023 is due primarily to the addition of $602,724 in revenue from the acquired Aegis maintenance contracts and a $161,272, or 5.2%, increase in service contract revenues from existing contracts.

    Energy Production

    Energy Production revenues in the three months ended September 30, 2023 were $331,141, compared to $332,774 for the same period in 2022, a decrease of $1,633, or 0.5%. The decrease in energy production revenue is a consequence of certain energy production sites that have permanently closed and seasonality.

Cost of Sales

    Cost of sales in the three months ended September 30, 2023 was $4,186,509 compared to $3,724,776 for the same period in 2022, an increase of $461,733, or 12.4%. The increase in cost of sales is due to increased Services revenue and the impact of inflation on material costs. During the three months ended September 30, 2023 our gross margin decreased to 41.1% compared to 43.7% for the same period in 2022, a 2.6% percentage point decrease.

    Products

    Cost of sales for Products in the three months ended September 30, 2023 was $1,669,747 compared to $2,074,243 for the same period in 2022, a decrease of $404,496, or 19.5% due to decreased product revenue volume. During the three months ended September 30, 2023, our Products gross margin was 43.2% compared to 35.3% for the same period in 2022, an 7.9% percentage point increase due to price increases instituted in 2023.

    Services

    Cost of sales for Services in the three months ended September 30, 2023 was $2,346,384 compared to $1,482,355 for the same period in 2022, an increase of $864,029, or 58.3%, due primarily to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. During the three months ended September 30, 2023, our Services gross margin decreased to 38.9% compared to 51.8% for the same period in 2022, a 12.9% percentage point decrease due to increased labor and material costs incurred to replace engines at certain sites.

    Energy Production

    Cost of sales for Energy Production in the three months ended September 30, 2023 was $170,378 compared to $168,178 for the same period in 2022, a decrease of $2,200, or 1.3%. During the three months ended September 30, 2023 our Energy Production gross margin was 48.6% compared to 49.5% for the same period in 2022, a 0.9% percentage point decrease.

Operating Expenses

    Operating expenses increased $186,685, or 6.0%, to $3,294,315 in the three months ended September 30, 2023 compared to $3,107,630 in the same period in 2022. The total operating expenses were higher primarily due to additional costs resulting from the acquisition of Aegis contracts and related assets.

TECOGEN INC.
Management's Discussion and Analysis

	Three Months Ended
Operating Expenses	September 30, 2023	September 30, 2022	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,708,817	$2,343,449	$365,368	15.6%
Selling	425,465	567,529	(142,064)	(25.0)%
Research and development	160,033	202,138	(42,105)	(20.8)%
Gain on disposition of assets	—	$(5,486)	5,486	(100.0)%
Total	$3,294,315	$3,107,630	$186,685	6.0%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2023 were $2,708,817 compared to $2,343,449 for the same period in 2022, an increase of $365,368 or 15.6%, due primarily to a $229,955 increase in bad debt expense, due to the settlement achieved in 2022 with a former customer, a $58,963 increase in depreciation and amortization expense, a $50,101 increase in travel expenses and a $20,272 increase in business insurance costs.

    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2023 were $425,465 compared to $567,529 for the same period in 2022, a decrease of $142,064 or 25.0%, due primarily to a $120,788 decrease in sales commissions and an $19,341 decrease in payroll costs.

    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2023 were $160,033 compared to $202,138 for the same period in 2022, a decrease of $42,105 or 20.8%.

Loss from Operations

    Loss from operations for the three months ended September 30, 2023 was $368,294 compared to a loss of $214,296 for the same period in 2022, an increase of $153,998. The increase is due primarily to increased Service material costs.

Other Income (Expense), net

    Other expense, net for the three months ended September 30, 2023 was $78,933 compared to other expense, net of $9,420 for the same period in 2022, an increase of $69,513. The increase in other expense is due primarily to the unrealized loss on marketable securities recognized in the three months ended September 30, 2023.

Provision for State Income Taxes

    The provision for state income taxes for the three months ended September 30, 2023 and 2022 was $0 and $5,922, respectively and represents estimated income tax payments, net of refunds, to various states.

Non-controlling Interest

    Income attributable to the non-controlling interest was $34,346 for the three months ended September 30, 2023 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2022, income attributable to the non-controlling interest was $27,074. The increase in income attributable to the non-controlling interest is due to increased revenue and lower costs at the energy production sites.

Net Loss Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the three months ended September 30, 2023 was $481,573 compared to a net loss of $256,712 for the same period in 2022, an increase of $224,861, or 87.6%. The increase in the net loss is due primarily to increased operating expenses and an increase in other expense in the three months ended September 30, 2023.

TECOGEN INC.
Management's Discussion and Analysis
Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

    The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues	100.0%	100.0%
Cost of sales	59.2%	57.6%
Gross profit	40.8%	42.4%
Operating expenses
General and administrative	43.8%	37.3%
Selling	7.4%	7.7%
Research and development	3.3%	2.6%
Gain on disposition of assets	(0.1)%	(0.2)%
Gain on termination of unfavorable contract liability	—%	(0.3)%
Total operating expenses	54.3%	47.1%
Loss from operations	(13.5)%	(4.7)%
Total other income (expense), net	(0.3)%	—%
Consolidated net loss	(14.0)%	(4.7)%
Income attributable to the non-controlling interest	(0.3)%	(0.3)%
Net loss attributable to Tecogen, Inc.	(14.3)%	(5.0)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease) $	Increase (Decrease) %
REVENUES:
Products
Cogeneration	$1,869,699	$4,675,629	$(2,805,930)	(60.0)%
Chiller	4,692,080	4,987,937	(295,857)	(5.9)%
Engineered accessories	532,777	492,762	40,015	8.1%
Total products	7,094,556	10,156,328	(3,061,772)	(30.1)%
Services
Maintenance services	10,931,744	9,025,966	1,905,778	21.1%
Installation services	—	20,109	(20,109)	(100.0)%
Total Services	10,931,744	9,046,075	1,885,669	20.8%
Energy Production	1,214,806	1,268,623	(53,817)	(4.2)%
Total revenues	$19,241,106	$20,471,026	$(1,229,920)	(6.0)%

    Total revenues for the nine months ended September 30, 2023 were $19,241,106 compared to $20,471,026 for the same period in 2022, a decrease of $1,229,920 or 6.0% year over year.

TECOGEN INC.
Management's Discussion and Analysis
    Products

    Products revenues in the nine months ended September 30, 2023 were $7,094,556 compared to $10,156,328 for the same period in 2022, a decrease of $3,061,772, or 30.1%. The decrease in Products revenue during the nine months ended September 30, 2023 is due to a decrease in cogeneration sales of $2,805,930, or 60.0%, and a decrease in chiller sales of $295,857, or 5.9%, offset partially by a $40,015, or 8.1%, increase in sales of engineered accessories. Our Products sales mix, as well as Products revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

    Services

    Services revenues in the nine months ended September 30, 2023 were $10,931,744, compared to $9,046,075 for the same period in 2022, an increase of $1,885,669, or 20.8%. The increase in revenue during the nine months ended September 30, 2023 is due primarily to the addition of $1,225,497 in revenue from the acquired Aegis maintenance contracts and a $660,172 or 7.3%, increase in service contract revenues from existing contracts.

    Energy Production

    Energy Production revenues in the nine months ended September 30, 2023 were $1,214,806, compared to $1,268,623 for the same period in 2022, a decrease of $53,817, or 4.2%. The decrease in Energy Production revenue is a consequence of certain Energy Production sites that were down for maintenance and system upgrades in 2023 and seasonality.

Cost of Sales

    Cost of sales in the nine months ended September 30, 2023 was $11,388,750 compared to $11,783,455 for the same period in 2022, a decrease of $394,705, or 3.3%. The decrease in cost of sales is due to decreased Products revenue volume, offset partially by increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing Service sites. During the nine months ended September 30, 2023 our gross margin decreased to 40.8% compared to 42.4% for the same period in 2022, a 1.6% percentage point decrease due to higher labor and material costs.

    Products

    Cost of sales for Products in the nine months ended September 30, 2023 was $4,500,771 compared to $6,734,465 for the same period in 2022, a decrease of $2,233,694, or 33.2% due to decreased Products revenue volume, offset partially by higher material costs. During the nine months ended September 30, 2023, our Products gross margin was 36.6% compared to 33.7% for the same period in 2022, an 2.9% percentage point decrease. The increase in margin is primarily a function of price increases instituted in 2023.

    Services

    Cost of sales for Services in the nine months ended September 30, 2023 was $6,159,855 compared to $4,322,693 for the same period in 2022, an increase of $1,837,162, or 42.5%, due primarily to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. During the nine months ended September 30, 2023, our Services gross margin decreased to 43.7% compared to 52.2% for the same period in 2022, a 8.5% percentage point decrease due to increased labor and material costs incurred to replace engines at certain sites.

    Energy Production

    Cost of sales for Energy Production in the nine months ended September 30, 2023 was $728,124 compared to $726,297 for the same period in 2022, an increase of $1,827, or 0.3%. During the nine months ended September 30, 2023 our Energy Production gross margin was 40.1% compared to 42.7% for the same period in 2022, a 2.6% percentage point decrease. The decrease in the Energy Production gross margin is due to decreased runtime at our Energy Production sites in the nine months ended September 30, 2023 compared to the same period in 2022.

Operating Expenses
    Operating expenses increased $806,933, or 8.4%, to $10,450,643 in the nine months ended September 30, 2023 compared to $9,643,710 in the same period in 2022. The total operating expenses were higher primarily due to higher salary

TECOGEN INC.
Management's Discussion and Analysis
costs, increased travel expenses, higher insurance premiums and costs related to the acquisition of Aegis contracts and related assets.

	Nine Months Ended
Operating Expenses	September 30, 2023	September 30, 2022	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$8,418,581	$7,642,183	$776,398	10.2%
Selling	1,426,321	1,572,221	(145,900)	(9.3)%
Research and development	625,691	537,126	88,565	16.5%
Gain on disposition of assets	(19,950)	(36,445)	16,495	(45.3)%
Gain on termination of unfavorable contract liability	—	(71,375)	71,375	(100.0)%
Total	$10,450,643	$9,643,710	$806,933	8.4%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2023 were $8,418,581 compared to $7,642,183 for the same period in 2022, an increase of $776,398 or 10.2%, due primarily to a $229,955 increase in bad debt expense, due to the settlement achieved in 2022 with a former customer, a $206,912 increase in travel costs, a $182,012 increase in business insurance costs, a $125,123 increase in depreciation and amortization expense and, a $109,773 increase in consulting costs, offset partially by a $80,007 decrease in stock-based compensation.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2023 were $1,426,321 compared to $1,572,221 for the same period in 2022, a decrease of $145,900 or 9.3%, due to a $211,237 decrease in sales commissions, offset partially by $62,731 increase in trade show expense.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2023 were $625,691 compared to $537,126 for the same period in 2022, an increase of $88,565 or 16.5%, due to increased payroll costs.
We recognized a gain on termination of unfavorable contract liability of $71,375 in the nine months ended September 30, 2022 due to the closing of certain energy production sites. There were no energy production sites closed in the nine months ended September 30, 2023.

Loss from Operations

    Loss from operations for the nine months ended September 30, 2023 was $2,598,287 compared to a loss of $950,653 for the same period in 2022, an increase of $1,647,634. The increase in the loss from operations is due primarily to lower Products revenue and gross profit in the nine months ended September 30, 2023 and a $806,933 increase in operating expenses.

Other Income (Expense), net

    Other expense, net for the nine months ended September 30, 2023 was $63,940 compared to other expense of $900 for the same period in 2022, an increase of $63,040. Other expense increased in the nine months ended September 30, 2023 due primarily to a $56,246 increase in unrealized losses on investment securities.

Provision for State Income Taxes

    The provision for state income taxes for the nine months ended September 30, 2023 and 2022 was $32,252 and $16,352, respectively and represents estimated income tax payments, net of refunds, to various states.

TECOGEN INC.
Management's Discussion and Analysis
Non-controlling Interest

    Income attributable to the non-controlling interest was $57,232 for the nine months ended September 30, 2023 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2022, income attributable to the non-controlling interest was $55,616.

Net Income (Loss) Attributable to Tecogen Inc

    The net loss attributable to Tecogen for the nine months ended September 30, 2023 was $2,751,711 compared to a net loss of $1,023,521 for the same period in 2022, an increase of $1,728,190, or 168.8%. The increase in the net loss is due primarily to lower Products revenue and gross profit and increased operating expenses in the nine months ended September 30, 2023.

Liquidity and Capital Resources

    The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2023	September 30, 2022	Increase (Decrease)
Operating activities	$(1,020,250)	$(433,810)	$(586,440)
Investing activities	(247,558)	(300,493)	52,935
Financing activities	—	—	—
Change in cash and cash equivalents	$(1,267,808)	$(734,303)	$(533,505)

    Consolidated working capital at September 30, 2023 was $11,467,725 compared to $14,344,288 at December 31, 2022, a decrease of $2,876,563, or 19.5%. Included in working capital were cash and cash equivalents of $646,161 at September 30, 2023, compared to $1,913,969 at December 31, 2022, a decrease of $1,267,808, or 66.2%.

Cash Flows from Operating Activities

    Cash used in operating activities for the nine months ended September 30, 2023 was $1,020,250 compared to $433,810 of cash used by operating activities for the same period in 2022, an increase of $586,440, or 135.2%. Our accounts receivable and unbilled revenue balances were $7,694,571 and $1,748,336, respectively, at September 30, 2023 compared to $6,714,122 and $1,805,330 at December 31, 2022, which reduced cash by $1,324,448 and increased cash by $56,994, respectively. Inventories increased $165,537 during the nine months ended September 30, 2023 due to acquiring inventory based on forecasted revenue. During the three months ended March 31, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.
    Accounts payable increased to $4,493,758 as of September 30, 2023 from $3,261,952 at December 31, 2022, providing $1,140,759 in cash flow from operations. The increase in accounts payable was due to increased inventory procured in the nine months ended September 30, 2023. Deferred revenue increased as of September 30, 2023 compared to December 31, 2022, providing $458,512 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

    During the nine months ended September 30, 2023 we used $247,558 in cash from investing activities. We used $170,000 of cash to acquire certain assets as part of the Aegis acquisition, used $31,728 of cash to purchase property, plant and equipment, and distributed $62,693 to the 49% non-controlling interest holders of American DG New York LLC, partially offset by the receipt of $16,863 in proceeds from the disposition of assets.
For the nine months ended September 30, 2022 cash used in investing activities was $300,493. During the nine months ended September 30, 2022 we used $286,820 of cash to purchase property, plant and equipment, $29,505 to acquire intangible assets, and distributed $56,823 to the non-controlling interest holders of American DG New York LLC, partially offset by receipt of $72,655 in insurance and other proceeds from the disposition of assets.

TECOGEN INC.
Management's Discussion and Analysis
Cash Flows from Financing Activities

    During the nine months ended September 30, 2023 and 2022, there were no cash flows from financing activities.

Backlog

As of September 30, 2023, our backlog of product and installation projects, excluding service contracts, was $7,515,922, consisting of $6,515,323 of purchase orders received by us and $1,000,599 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Liquidity

    At September 30, 2023, we had cash and cash equivalents of $646,161, a decrease of $1,267,808 or 66.2% from the cash and cash equivalents balance at December 31, 2022. During the nine months ended September 30, 2023, our Products revenue was negatively impacted. Our Products have long sales cycles and the reduced business development activity in the aftermath of COVID-19 resulted in what we believe is a temporary reduction in Products revenue.
    Based on our current operating plan, we believe existing resources, including existing cash, cash flows from operations and the funds available to us under loans from certain related parties will be sufficient to meet our working capital requirements for the next twelve months. However, we may need to generate sufficient additional cash from operations to finance the company during the periods beyond twelve months.
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum and is repayable one year from the date of the issuance of the related promissory note. The proceeds of the loans are expected to be used for general working capital purposes.
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

TECOGEN INC.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, we are not a party to any material pending legal proceedings.
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are being represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at September 30, 2023.
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

TECOGEN INC.
Item 4. Mine Safety Disclosures
    Not applicable.

Item 5. Other Information
    None.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1
Note Subscription Agreement dated October 9, 2023 by John H. Hatsopoulos, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023

10.2
Note Subscription Agreement dated October 9, 2023 by Earl R. Lewis, III, incorporated herein by reference to Exhibit 99.02 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023

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

TECOGEN INC.
(Registrant)

Dated: November 9, 2023	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)