Form 10-K
period 2023-12-31
TECOGEN INC.
filed 2024-03-25
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to (§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $14,886,556. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 25, 2024, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to Tecogen Inc.'s definitive proxy statement for its 2024 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Act of 1934, as amended, within 120 days following its fiscal year ended December 31, 2023.

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

TECOGEN INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

TECOGEN INC.

PART 1
Item 1. Business
The Company
Tecogen Inc. (together with its subsidiaries, “we,” “our,” or “us,” or “Tecogen”) designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products. These include natural gas engine driven combined heat and power (CHP) systems and chillers for multi-family residential, commercial, recreational and industrial use. We are known for products that provide customers with substantial energy savings, resiliency from utility power outages and for significantly reducing a customer’s carbon footprint. Our products are sold with our patented Ultera® emissions technology which nearly eliminates all criteria pollutants such as nitrogen oxide ("NOx") and carbon monoxide ("CO"). We developed Ultera® for other applications including stationary engines and forklifts. We were incorporated in the State of Delaware on September 15, 2000.
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
Recent Developments
Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis' rights and obligations arising on or after April 1, 2023 under maintenance agreements pursuant to which Aegis provided maintenance services for approximately 200 cogeneration systems, and acquired certain vehicles and inventory used by Aegis in connection with the performance of such maintenance services, and, following closing hired eight (8) Aegis employees to provide services with respect to such maintenance agreements. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. See Note 5."Aegis Contract and Related Asset Acquisition" of the Notes to the Consolidated Financial Statements.

Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility in Florida. A patent application based on this concept has been filed with the US Patent and Trademark Office.

TECOGEN INC.

Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.
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

TECOGEN INC.

Our cooling and refrigeration products provide both cooling and make use of high grade waste heat. This is of particular advantage in facilities that control both temperature and humidity. In such facilities, climate control is achieved by cooling the facility to remove humidity and then reheating to the required temperature. Using engine waste heat to perform the reheat while utilizing natural gas to generate the cooling provides significant economic and environmental benefits. As a result our product has significant competitive advantages in applications that operate year round such as controlled environment agriculture, indoor ice rinks, and hospitals.
Through our factory service centers in California, Connecticut, Florida, Massachusetts, Michigan, New Jersey, New York, and Ontario, our specialized technical staff maintains our products via long-term service contracts. To date we have shipped over 3,200 units, some of which have been operating for almost 35 years. We established a service center in Toronto, Canada in August 2020 to support our existing population of chillers and cogeneration units including 26 cogeneration units sold in this territory during 2020 to serve public housing facilities.
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
The chart below compares emission levels of our Ultera technology to other technologies. As of December 31, 2023, our Ultera CHP and fuel cell technologies are the only technologies that we know of which comply with California's air quality standards for CO and NOx, represented in the chart by the colored horizontal lines, shown as the world's strictest air quality standards on the lower right of the chart. We believe that as environmental regulation becomes more stringent in the United States, our emissions technology may be used in markets including generators, fork trucks and biogas engines.

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

TECOGEN INC.

given a heat credit which effectively increases the allowable limit. In 2018, permitting was completed making these certification levels the lowest we have achieved. We believe no other engines have been certified to these levels since the current regulations in the Los Angeles region became effective.
It is noteworthy that these engine-generators have been used in California to power dispersed loads in a fire-prone area where frequent de-energizing of the electric overhead power lines is required for safety. We believe this application to be a new and significant application for the Ultera technology in light of the widely publicized widespread outages in California which have occurred in recent years.
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
Energy Production
Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements which represented 7.0% of our consolidated revenues for the years ended December 31, 2023 and 2022. See Note 18. "Segments" of the Notes to the Consolidated Financial Statements.
Sales & Distribution
Our products are sold directly to end-users by our sales team and by established independent sales agents and representatives. We have agreements with manufacturers' representatives and outside sales representatives who are compensated by commissions for designated territories and product lines. During the years ended December 31, 2023 and December 31, 2022, no customer accounted for more than 10% of our revenues. We typically sell our chiller products through our manufacturing representatives with assistance from our internal sales team. Our combined heat and power products are typically sold direct to end customers by our internal sales team.
Markets and Customers
Worldwide, stationary power generation applications vary from huge central stationary generating facilities (traditional electric utility providers) to back-up generators as small as 2 kW. Historically, power generation in most developed countries such as the United States has been part of a regulated central utility system utilizing high-temperature steam turbines powered

TECOGEN INC.

by fossil-fuels. This turbine technology, though steadily refined over the years, reached a maximum efficiency (where efficiency means electrical energy output per unit of fuel energy input) of approximately 40% to 50%.
A number of developments related primarily to the deregulation of the utility industry as well as significant technological advances have now broadened the range of power supply choices available to all types of customers. Cogeneration, which harnesses waste energy from power generation processes and puts it to work for other uses on-site, can boost the energy conversion efficiency to nearly 90%, a better than two-fold improvement over the average efficiency of a fossil fuel plant. This distributed generation, or power generated on-site at the point of consumption rather than power generated centrally, eliminates the cost, complexity, and inefficiency associated with electric transmission and distribution. The implications of the CHP distributed generation approach are significant. We believe that if cogeneration were applied on a large scale, global fuel usage might be dramatically curtailed and the utility grid made far more resilient. Furthermore, with technology we have introduced, like the Ultera low-emissions technology, our products can now contribute to better air quality level while complying with the strictest air quality regulations in the United States.
We estimate that our products can often reduce the customer’s operating costs (for the portion of the facility loads to which they are applied) by approximately 30% to 60%, which provides an excellent rate of return on the equipment’s capital cost in many areas of the country with high electricity rates. Our chillers are especially suited to regions where utilities impose extra charges during times of peak usage, commonly called “demand” charges. In these cases, the gas-fueled chiller reduces the use of electricity during the summer, the costliest time of year.
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

TECOGEN INC.

Competition
The markets for our products are highly competitive, though we believe that we offer customers a suite of premier best-in-class clean energy and thermal solutions.
InVerde and Tecopower
Our combined heat and power products that produce electricity and hot water compete with the utility grid, existing technologies such as other reciprocating engine and microturbine CHP systems, and other emerging distributed generation technologies including solar power, wind-powered systems, and fuel cells. Our products are highly competitive between 60KW and 1.5MW in electrical generation capacity. In this size range we have other reciprocating engine competitors, although we have strong competitive advantages when it comes to ease of utility interconnection, ease of installation in tight spaces and our microgrid capabilities. We believe that Capstone Turbine Corporation is the only microturbine manufacturer with a commercial presence in CHP.
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
Tecochill Chillers
Our Tecochill line of chillers are the only gas-engine-driven chillers available on the market. Natural gas can also fuel absorption chillers, which use fluids to transfer heat without an engine drive. However, engine driven chillers continue to have an efficiency advantage over absorption machines. Tecochill chillers reach efficiencies well above levels achieved by similarly sized absorption systems. Low natural gas prices in the United States improve the economics of natural gas-fueled chillers while their minimal electric demand on backup power systems make them ideal for facilities requiring critical precision climate control. In 2023 we expanded our Tecochill range of products with the introduction of a hybrid air cooled chiller based on the inverter design used in the InVerde. The hybrid-drive air-cooled chiller will take simultaneous inputs from the electrical grid

TECOGEN INC.

and the natural gas engine so that it can operate with the lowest cost and/or greenhouse gas footprint at any time based on changing conditions.
Research & Development
Our long and rich research and development tradition and sustained programs have allowed us to cultivate deep engineering expertise. We have strong core technical knowledge that is critical to product support and continuous product improvement efforts. Our TecoDrive engine, permanent magnet generator, cogeneration and chiller products, InVerde, pumps, Ultera emissions control system, and our hybrid-drive air-cooled chiller were all created and optimized in-house with support from third-parties.
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
Certain components of our InVerde product were developed through a grant from the California Energy Commission. This grant includes a requirement that we pay royalties on all sales of all products related to the grant, which obligation expired in 2022. As of December 31, 2023, royalties accrued in accordance with this grant agreement were less than $10,000 on an annual basis.
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
Our current internal R&D efforts are focused on the hybrid-drive air-cooled chiller that utilizes the basic inverter design used in the InVerde e+. Management believes that this chiller will address a significant market segment that is currently not addressed by our existing Tecochill product. For the years ended December 31, 2023 and 2022, we spent $840,011 and $732,873, respectively, on research and development activities.
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

TECOGEN INC.

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
In addition, we have licensed specific rights to Microgrid software algorithms developed by University of Wisconsin researchers for which we pay royalties to the assignee, The Wisconsin Alumni Research Foundation (WARF). Pursuant to U.S. Patent 7,116,010, titled “Control of small distributed energy resources”, granted in 2006 and expires on March 27, 2024. Our exclusive rights are for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500 kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. The licensed software allows us to implement such a Microgrid with minimal control devices and associated complexity and cost. We consider the Microgrid software algorithm licensed from WARF to be a key feature of our InVerde product, and one that would be difficult to duplicate outside the patent. We pay WARF a royalty for each cogeneration module sold using the licensed technology. Such royalty payments have been in the range of $5,000 to $15,000 on an annual basis through the year ended December 31, 2023. In addition, WARF reserved the right to grant non-profit research institutions and governmental agencies non-exclusive licenses to practice and use, for non-commercial research purposes, the technology developed by us that is based on the licensed software.

TECOGEN INC.

We consider our patents and licensed intellectual property to be important in the operation of our business. The expiration, termination, or invalidity of one or more of these patents may have a material adverse effect on our business.
One other company has developed a product that seeks to compete with our inverter-based InVerde, although it does not offer all of the same benefits and features offered by our InVerde products. We anticipate that an inverter-based product with at least some of the features offered by our InVerde products will be introduced by others, but we believe that our competitors will face serious challenges in duplicating the InVerde. Product development time and costs would likely be significant, and we expect that our patent for the inverter-based CHP system, U.S. Patent 7,239,034, provides significant protections for key features.
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
Trademarks
We have registered the brand names of our equipment and logos used on our equipment. These registered and pending trademarks include Tecogen, Tecochill, Tecopower, Ultera, InVerde, InVerde e+ and the associated logos. We will continue to trademark our product names and symbols.
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
We have a combined total of approximately 27,000 square feet of manufacturing and warehouse space running on a single 5-day per week shift at our Waltham, Massachusetts facility. We believe we have sufficient spare capacity to meet near to medium term demand without incurring additional fixed costs. The lease for our headquarters located in Waltham, Massachusetts was extended on March 1, 2024 and expires on April 30, 2024.
On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. We have a total of approximately 21,000 square feet of manufacturing and warehouse space at the Billerica, Massachusetts facility. The lease agreements which commenced on January 1, 2024, provide for initial lease terms of five (5) years, expiring on December 31, 2028, with two successive options to renew for additional terms of five (5) years.
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

TECOGEN INC.

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
First passed by Congress in 2014, the Rohracher-Farr Amendment is an amendment to the annual appropriations bill that, among other things, funds the Department of Justice. It prohibits the US Attorney General from using funds to prosecute the medical use of cannabis. It does not address recreational use. On January 4, 2018, US Attorney General Jeff Sessions rescinded the Cole memo. Written in 2013, the Cole memo had directed US Attorneys not to allocate resources to prosecute "individuals whose actions are in clear and unambiguous compliance with existing state laws" regarding the cannabis market. As of the date of the filing of this report, we are not aware of any US Attorney who has taken action against participants in the recreational cannabis market operating in accordance with state law. The uncertainty we face regarding the potential for growth from the sales to the cannabis industry is due in part to uncertainty regarding prosecutorial priorities of the current Presidential administration as well as the ability of cannabis growers to obtain funding in an environment where national bankers are not permitted to fund cannabis growth facilities.
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

TECOGEN INC.

Human Capital Resources
We believe our success in delivering energy efficient, ultra clean cogeneration systems, chillers and energy production services relies on our culture, values, and the creativity and commitment of our people. We strive to maintain healthy, safe, and secure working conditions and a workplace where our employees are treated with respect and dignity. Our vision is to create an inclusive, diverse and authentic community that inspires collaboration, integrity, engagement, and innovation. We are striving to create employee experience that offers opportunity for personal and professional growth, and enables work-life balance that aligns with our core values.
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
Employees
As of December 31, 2023, we employed 92 full-time employees and 1 part-time employee, including 4 sales and marketing personnel, 63 service personnel, 17 manufacturing personnel and 9 finance and administrative personnel. Nine of our New Jersey service employees are represented by a collective bargaining agreement which expires on December 31, 2025 and thereafter renews annually unless terminated by either party by written notice within sixty days prior to the expiration date.
Working Capital Requirements
Our ability to maintain sufficient working capital is highly dependent upon achieving expected operating results and cash flows. Failure to achieve the operating results could have a material adverse effect on our working capital, our ability to obtain financing, and our operations in the future.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of December 31, 2023, our cash and cash equivalents were $1,351,270, compared to $1,913,969 at December 31, 2022, a decrease of $562,699. For the year ended December 31, 2023 we used $823,315 in cash from operations and generated net operating losses of $4,413,612, due to due to lower Products sales, a decrease in gross margin due to higher products material costs and the increased provision for obsolete inventory and an increase in operating expenses due primarily to increased bad debt expense and a general increased in other administrative expenses. Working capital at December 31, 2023 was $9,822,546, compared to $14,344,288 at December 31, 2022, a decrease of $4,521,742 and our accumulated deficit was $42,879,656.
As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the Company's ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the sale and shipment of newly developed hybrid-drive air-cooled chillers and the acquisition of additional maintenance contracts in February 2024 (see Note 20. "Subsequent Events"). Our backlog at December 31, 2023 was $7,388,145, which is an increase of $666,007 from the December 31, 2022 backlog. We may also be required to borrow funds under note subscription agreements with related parties (see Note 11. "Related Party Notes"). Based on management's analysis, we believe that cash flows from operations and the note agreements will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. Based on our analysis, the consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

TECOGEN INC.

Our liquidity and cash flows are discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Item 1A. Risk Factors
Our business operations, financial condition, results of operations and stock price may be affected by a number of factors. In addition to the other information in this Form 10-K, the following factors and the information contained under the heading ''Cautionary Note Concerning Forward-Looking Statements'' should be considered in evaluating our company and our business. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.
Risks Relating to Our Business Strategy and Industry
We may need to raise additional financing if cash generated from our operations is insufficient.
During the year ended December 31, 2023, our revenues continued to be negatively impacted due to supply chain issues and project deferrals. The extent to which the coronavirus will continue to impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. As part of our pandemic response plan, our sales, engineering, and select administrative functions may be operated remotely when necessary or appropriate while our manufacturing and service teams continues to function normally, subject to customer-initiated disruptions in service.
To the extent cash generated from operations in the future is insufficient to fund our operating requirements, we will be required to seek additional outside financing. Our inability to obtain necessary capital or financing to fund these working capital needs will adversely affect our ability to expand our operations.
If the cash generated by operations together with proceeds of funds available under our related party loans with John N. Hastopoulos, a director and principal shareholder and Earl R. Lewis, III, a director, are insufficient to fund our future operating requirements, we will need to raise additional funds through public or private equity or debt financings. Such financing may not be available to us when needed, or if available, may not be available on terms that are favorable to us and could result in significant dilution to the holdings of our stockholders. Furthermore, any such debt financing is likely to include financial and other covenants that may impede our ability to react to changes in the economy or industry. If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures, which may adversely affect our results of operations and financial conditions and the price of our stock.
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
We have historically incurred annual net losses, including a net loss of $4,598,108 in 2023. Our business is capital intensive and, because our products generally are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive

TECOGEN INC.

payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.
We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in all of our products. Our engines and generators required in our cogeneration products (other than the InVerde), and the compressor and vessel sets in our chillers, are all purchased from large multinational equipment manufacturers. The loss of one or more of our suppliers could materially and adversely affect our business if we are unable to replace them. While alternate suppliers for the manufacture of our engine, generators and compressors have been identified, should the need arise, there can be no assurance that alternate suppliers will be available and able to provide such items on acceptable terms or on a timely basis.
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
Our total product and installation backlog as of December 31, 2023 was $7,388,145 compared to $6,722,138 as of December 31, 2022. Although we expect our customers to issue definitive purchase orders with respect to such backlog, there can be no assurance that such amounts will not be subject to modification in the event customers experience unexpected delays in obtaining permits, interconnection agreements or financing. We have experienced order delays and deferrals for our products due to business closures or the inability to obtain government issued permits to conduct product installations. Any of such events may result in customers modifying the equipment or the terms or timing of the expected installation, which may result in changes to the amount of backlog attributed to those projects.
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
The sale of our products typically involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If sales in any period fall significantly below anticipated levels, our financial condition, results of operations and cash flow would suffer. If demand in any period increases well above anticipated levels, we may have difficulties in responding, incur greater costs to respond, or be unable to fulfill the demand in sufficient time to retain the order, which would negatively impact our operations. In addition, our operating expenses are based on anticipated sales levels, and a high

TECOGEN INC.

percentage of our expenses are generally fixed in the short term. As a result of these factors, a small fluctuation in timing of sales can cause operating results to vary materially from period to period.
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
Over the past several years electric rates have fluctuated, in some instances rates have decreased, subsequent to the vast majority of customer contract dates, causing the billable value of the electrical power generated by our systems to decrease which has an adverse effect on our results of operations. In warmer months the customers do not use as much thermal energy because they do not have as much demand for heat at their locations. Due to lower demand in warmer months, we may not be able to bill for thermal energy and in turn may have a decrease in revenue. In addition, increases in the cost of natural gas may increase the cost of power generation in comparison to the cost of power from the electric grid and may result in decreased revenue and adversely affect our results of operation.

TECOGEN INC.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.
The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth’s atmosphere. These warmer weather conditions could result in a decrease in demand for our products in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that could impact demand for the products we sell could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in federal, state or municipal restrictions on emissions of carbon dioxide that may be imposed on gas-driven cogeneration and chillers could adversely affect demand for our product. Our inability to respond to such changes could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.
Our financial condition and results of operations could suffer if there is an impairment of goodwill or intangible assets.
As of December 31, 2023, our goodwill was $2,743,424, and our intangible assets were $2,436,230. We performed a goodwill impairment test at December 31, 2023 and determined that the estimated fair value of the energy production business assets and the Aegis maintenance service contracts, based on a discounted cash flow analysis, exceeded the carrying value of the assets and did not recognize goodwill impairment relating to our energy production segment or service segment for the year ended December 31, 2023. We are required to test intangible assets with indefinite lives, including goodwill, annually or, in certain instances, more frequently, and may be required to record impairment charges, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.
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

TECOGEN INC.

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
Although we maintain directors’ and officers’ insurance coverage, there can be no assurances that this insurance coverage will be sufficient to cover the substantial fees and expenses of lawyers and other professional advisors relating to any future litigation, our obligations to indemnify our officers and directors who are or may become parties to such pending and future actions, or the amount of any judgments or settlements that we may be obligated to pay in connection with such actions. We may be required to make material payments in connection with the defense of or to settle such litigation or to satisfy any adverse judgment. In addition, actions that arise in the future could be excluded from coverage or, if covered, could exceed our deductibles and/or the coverage provided. In addition, an adverse outcome of litigation could cause our insurance premiums and retention amounts to increase in the future. Any of these consequences could have a material adverse effect on our business,

TECOGEN INC.

financial condition and results of operations. For more information regarding litigation, see "Item 3. Legal Proceedings" and Note 12 "Commitments and Contingencies" in the Notes to our Consolidated Financial Statements included elsewhere herein.
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
To the extent our customers do not advance us sufficient funds to finance our costs during the execution phase of our contracts, we are exposed to the risk that they may be unable to accept delivery or that they will be unable to make payment at the time of delivery or within agreed upon payment terms. Our bad debt expense increased to $902,432 in the year ended December 31, 2023, compared to a benefit of $70,987 in the year ended December 31, 2022, due to the write down of certain install receivables which were deemed uncollectible in the year ended December 31, 2023. Our provision for doubtful accounts receivable was $149,922 as of December 31, 2023, a decrease of $211,275 when compared to the provision for doubtful accounts as of December 31, 2022. We have experienced customer payment delays due to COVID-19, which are attributable to temporary business shutdowns, resulting in declines in revenues and cash flows from our customers and delays in project completion due to delays in government project inspections and a general slowdown in business activity and in some cases, customers ceasing business activities altogether.
We received short-term debt financing from a director and principal shareholder to fund our business and ongoing operations. If we are unable to generate sufficient funds from operations or obtain additional financing, we may not be able to repay the loan when it becomes due.
On October 9, 2023, we entered into an agreement with Mr. John Hatsopoulos, a director and principal shareholder, under which he agreed to loan us up to $1,000,000. Under this agreement, on October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos pursuant to the terms of a promissory note. The note, as amended on March 21, 2024, is due and repayable two years from the date of issuance and bears interest at 5.12% per annum payable in full at maturity. The loan is required to be repaid in the event of a change of control of the company and upon the occurrence of an event of default under the note, including upon a failure to pay when due the principal and interest when due, or the commencement of voluntary or involuntary bankruptcy or insolvency proceeding. As of December 31, 2023, we have outstanding accounts payable of $4,514,415, other accrued expenses of $2,504,629, lease obligations of $289,473, and acquisition liabilities of $845,363. If we are unable to generate sufficient funds from operations or raise additional financing, we may have insufficient funds to repay the loan to Mr.

TECOGEN INC.

Hatsopoulos when it becomes due unless Mr. Hatsopoulos is willing to extend the term of the loan or renegotiate the terms, of which there can be no assurance.

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
Furthermore, the U.S. stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of shares of our common stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business.
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
As of the date of this report, our directors and executive officers collectively beneficially own approximately 14.8% of our issued and outstanding shares. John Hatsopoulos, a director, beneficially owns approximately 12.3% of our issued and outstanding shares. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or exercise of the options or other stock awards they may hold or in the future may be granted or if they otherwise acquire

TECOGEN INC.

additional shares in the open market or otherwise. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have influence over corporate actions requiring shareholder approval. These matters would include the election of directors and the approval of mergers or other business combination transactions.
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
Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). The certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the certifying officer) by others within the company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of the end of the period covered by this Annual Report, December 31, 2023, our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under

TECOGEN INC.

the Securities Exchange Act, is recorded, processed, summarized and reported when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2023. We have a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and may require us to incur additional costs to improve our internal control system.
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
We depend upon information technology, infrastructure, including network, hardware and software systems to conduct our business. Despite our implementation of security measures, there are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, nation states and competitors, intentional and unintentional acts or omissions of customers, vendors, contractors, employees and other third parties that may result in damage, breakdown, or interruption from computer viruses, ransomware, malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunications and electrical failures. We directly or indirectly store, collect and transmit sensitive data, including intellectual property, confidential information, proprietary business information, customer or personal data. The secure processing of such data, maintenance, and transmission of such data is important to our operations. We face increased cybersecurity risks due to our reliance on internet technology, among other things, to monitor our installed products or systems remotely. We may not be able to anticipate all types of security threats or be able to implement security measures effective against all such threats or implement preventive measures effective against all such threats. The techniques used by cybercriminals change frequently and may not be recognized until launched and can originate from a wide variety of sources, as discussed above. Even if identified, we may not be able to adequately investigate or remediate incidents or breaches due to attacks increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Accordingly, our data protection efforts and related security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information. Additionally, we may have access to confidential or other sensitive information of our customers or suppliers, which despite our efforts to protect, may be vulnerable to security breaches, theft, or improper disclosure any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. The increase in personnel working remotely during and after the recent pandemic has increased the risk for our and our vendors and suppliers’ security breaches and incidents. If a security breach or other incident results in the unauthorized access to or use, disclosure, release, or other processing of confidential or proprietary information, we could incur liability and it may be necessary to notify persons, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such

TECOGEN INC.

access, disclosure or other loss of information could result in legal claims, proceedings, liability under laws that protect the privacy of personal information of our employees or others, and any such event could disrupt our operations, damage our reputation, and cause loss of confidence in us. Our contracts with our customer and suppliers may not contain limitation of liability and there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to privacy, data protection, or data security. Further, we can give no assurance that our insurance coverage will be adequate or sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
For the years ended December 31, 2023 and December 31, 2022, no customer represented more than 10% of revenues for the respective years. There was one customer who represented 14% of the accounts receivable balance as of our December 31, 2023, and one customer who represented 15% of the accounts receivable balance as of December 31, 2022. The loss of any one or more of our major customers or our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. Our bad debt expense increased to $902,432 in the year ended December 31, 2023, compared to a benefit of $70,987 in the year ended December 31, 2022, due to the write down of certain install receivables which were deemed uncollectible in the year ended December 31, 2023. Our provision for doubtful accounts receivable decreased $211,275 to $149,922 in the year ended December 31, 2023, compared to the year ended December 31, 2022. Although we are seeking to increase and diversify our customer base and reduce our reliance upon sales to a small number of customers, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term given we actively pursue large contracts and projects. The loss of any one or more of such customers or an inability to collect such accounts receivable could have a material adverse effect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management Strategy
Our business is dependent upon our information technology (“IT”) systems, devices and networks to collect, process and store the data necessary to conduct our business and record and report our business and financial information. We recognize the importance of developing, implementing, and maintaining effective cybersecurity measures to safeguard our IT systems and protect the confidentiality, integrity, and availability of our confidential and personal data, including with respect to our customers, suppliers, and employees, as well as our intellectual property.

TECOGEN INC.

We maintain a cybersecurity risk management program to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity risk management program incorporates various mechanisms to detect and monitor unusual network activity, as well as containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk.
We have integrated our cybersecurity risk management program into our broader enterprise risk management program. This integration is designed to make cybersecurity considerations an integral part of our decision-making processes at every level and we believe that this integration allows cybersecurity risks to be evaluated and addressed in alignment with our business objectives and operational needs. While we work to maintain our information security program and risk management efforts, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to our systems, networks, and data or those of our third-party providers.
We rely on suppliers that are also exposed to ransomware and other malicious attacks that can disrupt business operations. Although we take steps to secure confidential information that is provided to or accessible by third parties, such measures may not always be effective and losses or unauthorized access to, or releases of, confidential information occur. Such incidents and other malicious attacks could materially adversely affect our business, reputation, results of operations and financial condition.
We have experienced malicious attacks and other attempts to gain unauthorized access to our systems, including a ransomware attack on our computer network which occurred on April 28, 2023. Following remediation, our network returned to full operation on May 1, 2023.
We have engaged a third-party consultant in connection with our risk management and assessment processes. Our consultant assists us in the design and implementation of our cybersecurity policies and procedures, as well as the monitoring and testing of our safeguards. In the event of an incident, our incident response plan outlines the steps to be followed from incident detection to mitigation, recovery and notification, and involves notifying senior management, our legal department, and the board of directors and/or our audit committee, if appropriate, and mitigation and remediation steps by our third-party consultant.
Governance
Our board of directors has overall responsibility for informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors has delegated to our audit committee its cybersecurity risk oversight processes, including oversight and mitigation of risks from cybersecurity threats.
Our audit committee receives periodic reports from management regarding our cybersecurity risks and is notified of any significant cybersecurity threat or incident. The audit committee reports to the board of directors regarding its activities, including with respect to cybersecurity matters and the occurrence of any material cybersecurity incident, if appropriate.
We have engaged a third-party consultant to manage risks associated with network protection and workstation management. Our consultant performs an annual assessment of our cybersecurity risk policies and procedures.
Item 2.    Properties.
Our headquarters is located in Waltham, Massachusetts, and consists of approximately 43,000 square feet of manufacturing, storage and office space. On March 1, 2024, we extended the Waltham lease which now expires on April 30, 2024. Currently, our monthly base rent for our Waltham, Massachusetts facility is $44,254.
On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commence on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $500,000 and $750,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we will record the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Our eleven leased service centers can be broken into two different sizes. The larger leased spaces have office space to accommodate administrative, sales and engineering personnel, and warehouse space to stock parts in support of our service contracts. As of December 31, 2023, the service centers that fit this larger category are based in Piscataway, New Jersey and

TECOGEN INC.

Valley Stream and Buchanan, New York to service the Metro New York City and the Mid-Atlantic region. The San Francisco Bay area and Northern California is served by such a center in Hayward, California. A portion of the corporate headquarters in Waltham, Massachusetts and the new corporate headquarters in Billerica, Massachusetts are used in this manner to service Boston and New England. The smaller service centers are parts depots or warehouses for the stocking of parts in support of our service contracts. These centers are located in Los Angeles, California; Sterling Heights, Michigan; Newark, New York, East Windsor, Connecticut; East Syracuse, New York, Toronto, Ontario and Wellesley Chapel, Florida.
Item 3.    Legal Proceedings.
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at December 31, 2023.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Shares
Our common stock is quoted on the OTC Markets Group’s OTCQX Best Market tier and trades under the symbol TGEN. As of March 25, 2024, there were 57 holders of record of our common stock. Any over-the-market quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not necessarily represent actual transactions.
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
Equity Compensation Plan Information
We adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and our consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2023, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all of our option grants issued after January 1, 2016 (the “Amended Plan”).
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2023 and 2022 was 243,818 and 146,393, respectively.
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
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the 2022 Plan as of December 31, 2023 was 3,068,750.

TECOGEN INC.

The following table provides information as of December 31, 2023, regarding Common Stock that may be issued under the Amended Plan and the 2022 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,638,122	$1.49	3,312,568
Equity compensation plans not approved by security holders	—	—	—
Total	3,638,122	$1.49	3,312,568
Item 6.    [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by federal securities law or other disclosure requirements applicable to us, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our products are sold directly to end-users by our in-house sales team and by established sales agents and representatives. We have agreements in place with distributors and sales representatives. Our existing customers include hospitals and nursing homes, colleges and universities, health clubs and spas, hotels and motels, office and retail buildings, food and beverage processors, multi-unit residential buildings, laundries, ice rinks, swimming pools, factories, municipal buildings, military installations and indoor growing facilities. To date we have shipped over 3,200 units, some of which have been operating for almost 35 years.
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
For the last two fiscal years, more than half of our revenue was generated from long-term maintenance and energy production contracts, which provides us with a predictable revenue stream, especially during the summer months. We experience a slight surge of activity from May through September as our “chiller season” is in full swing. Our O&M service

TECOGEN INC.

revenue which has grown from year to year since 2005, with our New York City/New Jersey and New England systems experiencing the majority of the growth, was positively impacted by the Aegis maintenance agreement acquisition in 2023. Our installation service related revenue has decreased and is likely to continue to remain low due to our strategy to focus on higher margin segments of our business. Our service margins are generally predictable as we service hundreds of long-term contracts with relatively low dollar, high volume sales.
During the years ended December 31, 2023 and 2022, our revenues were negatively impacted due to customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods; and a reduction in our energy production segment revenue due to business closures and increased remote work and learning environments.
Our product revenue is derived from the sale of the various cogeneration modules, such as the InVerde, InVerde e+, the Tecopower, and Tecochill products. In 2019, we also reintroduced our TecoFrost refrigeration line. The sales cycle varies between 6 months to a year or more. Therefore, our product revenue can be difficult to predict and the expected margin can vary. In most cases we work with consulting engineers who specify our product in new and retrofit applications.
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
Recent Developments
Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis' rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services for approximately 200 cogeneration systems, and acquired certain vehicles and inventory used by Aegis in connection with the performance of such maintenance services, and, following closing hired eight (8) Aegis employees to provide services with respect to such maintenance agreements. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. See Note 5. "Aegis Contract and Related Asset Acquisition" in the Notes to Consolidated Financial Statements.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility in Florida. A patent application based on this concept has been filed with the US Patent and Trademark Office.
Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.

TECOGEN INC.

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
Critical Accounting Estimates
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
Management believes that the following are critical accounting estimates:
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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and combined with management's estimate of current conditions, reasonable and supportable forecasts of future losses to determine estimated credit losses in our evaluation of outstanding accounts receivable at the end of the year. The allowance for credit losses reflects managements evaluation of our outstanding accounts receivable at the end of the year and our best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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

TECOGEN INC.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed, while renewals and betterments that materially extend the life of an asset are capitalized.
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
Business Combinations
In accordance with applicable accounting standards, we estimate the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We may make certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from energy production sites or customer maintenance contracts, estimated operating costs, as well as discount rates. At the acquisition date, we will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on our expectation of achieving the contractually defined revenue targets. The fair value of the contingent consideration liabilities is remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. Contingent consideration liabilities and deferred payments to sellers are recorded as current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.
Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Transaction costs associated with business combinations are expensed as incurred.
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
During 2018, we adopted the provisions of ASU 2017-04 which simplified goodwill impairment testing by eliminating the requirement to determine the implied value of goodwill where a quantitative analysis indicates that the carrying value of the reporting unit exceeds its fair value.
At a minimum, we perform a quantitative goodwill impairment test in the fourth quarter of the year. In the fourth quarter of 2023, we performed a quantitative goodwill impairment test for our energy production reporting unit acquired in 2017. We used a discounted cash flow approach to develop the estimated fair value of that reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. An impairment would be recorded if the carrying amount of a reporting unit including goodwill exceeded the estimated fair value. Based on the aforementioned analysis, the carrying amount of that reporting unit, including goodwill, exceeded the estimated fair value and there was no impairment at December 31, 2023. See Note 6. "Sale of Energy Producing Assets and Goodwill Impairment".
The impairment analysis recognizes the shortening of remaining contract terms with customers without replacement and without further growth, as well as less than expected cost savings, offset by profitability from our initiatives to optimize the long-term profitability of our various site operations and a price peak of the Company's stock on the date of the business combination to which the goodwill relates (see also Note 6."Sale of Energy Producing Assets and Goodwill Impairment").
The discount rate, profitability assumptions, and terminal growth rate of the Energy Production unit were the material assumptions utilized in the discounted cash flow model used to estimate its fair value. The discount rate reflects an estimate of our weighted-average cost of capital.
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
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in our statements of operations for the years ended December 31, 2023 and 2022:

TECOGEN INC.

	Years ended December 31,
	2023	2022
Revenues	100.0%	100.0%
Cost of Sales	59.4	55.7
Gross Profit	40.6	44.3
Operating expenses:
General and administrative	47.3	43.6
Selling	7.7	7.2
Research and development	3.3	2.9
Gain on sale of assets	(0.1)	(0.2)
Long-lived asset impairment	—	—
Total operating expenses	58.1	53.7
Loss from operations	(17.6)	(9.4)
Total other expense, net	(0.3)	(0.1)
Consolidated net loss	(18.0)	(9.6)
Income attributable to the noncontrolling interest	(0.3)	(0.2)
Net loss attributable to Tecogen Inc.	(18.3)%	(9.8)%
The following table presents revenue by segment and the change from the prior year for the years ended December 31, 2023 and 2022:

	Years Ended
Revenues	December 31, 2023	December 31, 2022	Increase (Decrease) $	Increase (Decrease) %
Product:
Cogeneration	$2,761,667	$5,279,569	$(2,517,902)	(47.7)%
Chillers	5,303,978	5,034,633	269,345	5.3%
Engineered Accessories	794,301	841,897	(47,596)	(5.7)%
Total product revenue	8,859,946	11,156,099	(2,296,153)	(20.6)%
Services	14,523,054	12,060,661	2,462,393	20.4%
Energy production	1,756,419	1,785,854	(29,435)	(1.6)%
Total Revenue	$25,139,419	$25,002,614	$136,805	0.5%
Revenues
Revenues in 2023 were $25,139,419 compared to $25,002,614 in 2022, an increase of $136,805 or 0.5% due to increased Services revenues which were offset by decreased Products revenues.
Products
Product revenues in 2023 were $8,859,946 compared to $11,156,099 in 2022, a decrease of $2,296,153 or 20.6%. The revenue decrease in 2023 compared to 2022 is due primarily to a decrease in cogeneration sales of $2,517,902, due to decreased unit volume and a $47,596 decrease in sales of engineered accessories, which are partially offset by an increase in chiller sales of $269,345. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment.
Services
Revenues derived from our service centers, including installation activities, in 2023 were $14,523,054 compared to $12,060,661 for the same period in 2022, an increase of $2,462,393 or 20.4%. The increase in revenue in 2023 is due primarily to the addition of $1,884,891 in revenue from the acquired Aegis maintenance contracts and a $577,502 or 4.8%, increase in service contract revenues from existing contracts.

TECOGEN INC.

Our service operation revenues grow with the sales of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
Energy Production
Energy production revenues for the year ended December 31, 2023 were $1,756,419 compared to $1,785,854 for 2022, a decrease of $29,435, or 1.6%.
Cost of Sales
Cost of sales in 2023 was $14,937,801 compared to $13,935,803 in 2022, an increase of $1,001,998 or 7.2%. The increase in cost of sales is due to increased Services revenue volume, the impact of inflation on our material costs, an increase in the provision for obsolete inventory and increased product warranty costs. Our overall gross margin was 40.6% in 2023 compared to 44.3% in 2022, a decrease of 3.7%.
Products
Costs of sales for products in 2023 was $5,923,096 compared to $7,413,320 in 2022, a decrease of $1,490,224, or 20.1%, due to decreased product revenue volume, partially offset by increased provisions for obsolete inventory, higher material costs and increased product warranty costs. Our products gross margin was 33.1% in 2023 compared to 33.5% in 2022, a decrease of 0.4%, due primarily to the impact of inflation on our material costs and an increase in the provision for obsolete inventory.
Services
Cost of sales for services in 2023 was $7,909,202 compared to $5,525,493 in 2022, an increase of $2,383,709, or 43.1%, due primarily to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts, increased material usage at existing sites and an increase in the provision for obsolete inventory. Our services gross margin was 45.5% in 2023 compared to 54.2% in 2022, a decrease of 8.7%, due to increased labor and material costs incurred to replace engines at certain sites and an increase in the provision for obsolete inventory.
Energy Production
Cost of sales for energy production for the year ended December 31, 2023 was $1,105,503 compared to $996,990 in 2022, an increase of $108,513. Energy production gross margin was 37.1% in 2023 compared to 44.2% in 2022, a decrease of 7.1%, primarily due to increased fuel and maintenance costs.
Operating Expenses
Operating expenses increased in 2023 to $14,615,230 compared to $13,415,952 in 2022, an increase of $1,199,278 or 8.9%.

	Years Ended		Increase (Decrease)
	December 31, 2023	December 31, 2022	$	%
Operating Expenses
General and administrative	11,880,389	$10,909,251	$971,138	8.9%
Selling	1,931,037	1,811,085	119,952	6.6%
Research and development	840,011	732,873	107,138	14.6%
Gain on sale of assets	(36,207)	(41,931)	5,724	(13.7)%
Long-lived asset impairment	—	4,674	(4,674)	(100.0)%
Total	$14,615,230	$13,415,952	$1,199,278	8.9%
General and administrative expenses increased $971,138 to $11,880,389 in the year ended December 31, 2023 compared to $10,909,251 in 2022 due primarily to a $974,420 increase in bad debt expense, due mainly to the write down of certain install receivables which were deemed uncollectible, a $139,364 increase in amortization and depreciation, due to the Aegis acquisition, a $164,415 increase in business insurance, partially offset by a $83,758 decrease in stock-based compensation, a $68,470 decrease in franchise taxes and the $150,000 litigation provision recorded in 2022.
Selling expenses increased in the year ended December 31, 2023 to $1,931,037 compared to $1,811,085 in 2022, an increase of $119,952 due primarily to a $101,826 increase in trade show expense.

TECOGEN INC.

Research and development expenses increased in the year ended December 31, 2023 to $840,011 compared to $732,873, an increase of $107,138 due to costs incurred to develop the hybrid-drive air-cooled chiller, which included a $72,700 increase in payroll cost and a $29,250 increase in consulting costs.
Gains on the sale of assets was $36,207 in 2023 compared to a gain on the sale of assets of $41,931 in 2022.
Impairment of long-lived assets decreased $4,674 in the year ended December 31, 2023 compared to 2022.
Loss from Operations
Loss from operations for the year ended December 31, 2023 was $4,413,612 compared to a loss of $2,349,141 in 2022, an increase in the loss from operations of $2,064,471. The increase in the net loss from operations is primarily due to lower Products sales, a $865,193 decrease in gross margin due to higher products material costs and the increased provision for obsolete inventory and a $1,199,278 increase in operating expenses.
Other Income (Expense), net
Other expense, net, for the year ended December 31, 2023 was $77,053 compared to income of $32,219 for the same period in 2022, a decrease of $44,834, due to an increase in interest and other expense of $61,003 compared to $34,713 in 2022, and by a decrease in unrealized income on marketable securities of $18,749, which represents the market value fluctuation of marketable equity securities as discussed in Note 16. "Fair Value Measurements".
Provision for State Income Taxes
The provision for state income taxes for the years ended December 31, 2023 and 2022 was $32,491 and $16,352, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
We have income and losses attributable to the noncontrolling interest we have in American DG Energy's 51% owned subsidiary, ADGNY, LLC. The noncontrolling interest share of ADGNY profits and losses was income of $74,952 for the year ended December 31, 2023 and income of $50,215 in 2022.
Net Loss Attributable to Tecogen Inc
Net loss for the year ended December 31, 2023 was $4,598,108 compared to a net loss of $2,447,927 for the comparable period in 2022. The increase in net loss in 2023 is primarily due to lower Products sales, a $865,193 decrease in gross margin due to higher products material costs and the increased provision for obsolete inventory and a $1,199,278 increase in operating expenses.
Net Income (Loss) Per Share
Net loss per share for the year ended December 31, 2023 was a loss of $0.19 compared to a loss of $0.10 per share for the same period in 2022. The basic and diluted weighted average shares outstanding for the year ended December 31, 2023 were 24,850,261 and 24,850,261, respectively. For the year ended December 31, 2022, basic and diluted shares were 24,850,261 and 24,850,261, respectively.
Liquidity and Capital Resources
The following table presents a summary of our net cash flows from operating, investing, and financing activities:

	Years End
Cash Provided by (Used in)	December 31, 2023	December 31, 2022
Operating activities	$(823,315)	$(1,351,929)
Investing activities	(244,889)	(348,365)
Financing activities	505,505	—
Change in cash and cash equivalents	$(562,699)	$(1,700,294)
Consolidated working capital at December 31, 2023 was $9,822,546, compared to $14,344,288 at December 31, 2022, a decrease of $4,521,742 or 31.5%. Included in working capital were cash and cash equivalents of $1,351,270 at December 31, 2023, compared to $1,913,969 at December 31, 2022, a decrease of $562,699 or 29.4%. The decrease in consolidated working capital is primarily due to the increase in our net loss and increased liabilities recognized due to the Aegis contract acquisition.
For the year ended December 31, 2023 we used $823,315 in cash from operations compared to $1,351,929 in cash used from operations in 2022, a decrease of $528,614 in net cash used by operating activities. Our accounts receivable balance increased by $81,195 at December 31, 2023 compared to December 31, 2022 and our unbilled revenues decreased by $56,994

TECOGEN INC.

in at December 31, 2023 compared to December 31, 2022. Our inventory increased by $82,525 as of December 31, 2023 compared to December 31, 2022 and other non-current assets decreased by $265,725 as of December 31, 2023 as compared to December 31, 2022.
Accounts payable increased by $1,161,416 from December 31, 2022 to December 31, 2023 due to increased aging of our payables to conserve liquidity. Accrued expenses from operations increased by $128,869 as of December 31, 2023 compared to December 31, 2022 due to higher operating expenses. Deferred revenues increased by $543,842 as of December 31, 2023 as compared to December 31, 2022, due to Aegis contract customer deposits collected in 2023 .
For the year ended December 31, 2023 we used $244,889, in cash from investing activities, consisting of $170,000 of cash to acquire certain assets as part of the Aegis acquisition, used $46,851 of cash for purchases of property and equipment, and distributed $62,693 to the 49% non-controlling interest holders of American DG New York LLC.
Cash flows from financing activities in 2023 were $505,505, consisting of borrowings under our related party note with John N. Hatsopoulos (see Note 11."Related Party Notes"). During 2022, there were no cash flows from financing activities.
Our total product and installation backlog as of December 31, 2023 was $7,388,145 compared to $6,722,138 as of December 31, 2022. Backlog does not include maintenance contract service revenues or energy contract revenues.
At December 31, 2023 and 2022, we had cash and cash equivalents of $1,351,270 and $1,913,969, a decrease of $562,699 or 29.4%. During the year ended December 31, 2023, our revenues were negatively impacted due to customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues, due to business closures and increased remote work and learning environments.
Based on our current operating plan, we believe existing resources, including cash and cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. In order to grow our business and fund the development of our hybrid-drive air-cooled chiller and the relocation of our primary facility, we expect that our cash requirements will increase and we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The note, as amended on March 21, 2024, is due and repayable two years from the date of issuance and bears interest at 5.12% per annum payable in full at maturity. The loan is required to be repaid in the event of a change of control of the company and upon the occurrence of an event of default under the note, including upon a failure to pay when due the principal and interest when due, or the commencement of voluntary or involuntary bankruptcy or insolvency proceeding. The proceeds of the loans are expected to be used for general working capital purposes.
Contractual Obligations and Commitments
We are obligated under operating leases for our Waltham, Massachusetts headquarters through March 31, 2024, our new Billerica, Massachusetts headquarters through December 31, 2029 and our eleven leased service centers through January 2031. Future minimum lease commitments under non-cancellable operating leases as of December 31, 2023, were $772,593. See "Leases". Effective as of January 1, 2024, the future minimum lease commitments for the Billerica, Massachusetts location were $1,325,614.
We are also obligated under finance leases for five vehicles through December 31, 2028. Future minimum finance lease payments as of December 31, 2023, were $200,187.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2023 ("Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in financial reporting relating to a small number of employees dealing with general controls over information technology. Our management has decided that the expense associated with continued implementation of new systems is justified and continues to implement systems to put the proper control procedures in place to remediate this weakness.
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
Management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion regarding this evaluation. Due to the small number of employees dealing with general controls over information technology security and user access, management believes this constitutes a material weakness in financial

TECOGEN INC.

reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
We implemented a company-wide ERP system in 2019. We continue to make progress in remediating internal control weaknesses. There has been no change to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Proposed Reverse Stock Split
On October 9, 2023, our board of directors authorized us to seek shareholder approval for an amendment to our Amended and Restated Certificate of Incorporation (“certificate of incorporation”) that would enable us to effect a combination of our outstanding shares of common stock into a lesser number of shares, or a reverse stock split. We intend to seek stockholder approval at our Annual Meeting of Stockholders on June 6, 2024, for three alternative amendments to our certificate of incorporation to effect the reverse stock split at the alternative ratios of 1 for 4, 1 for 5, or 1 for 6. The determination of the ratio, implementation, and timing of any reverse stock split will be subject to further approval by our board of directors following receipt of shareholder approval at the annual meeting of our shareholders.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

TECOGEN INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2023.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to our 2024 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on Form 10-K.
(a)    Index to Financial Statements and Financial Statement Schedules
    Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Audited Consolidated Financial Statements
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

10.14+
Advisory Agreement, dated January 3, 2018, between Tecogen Inc. and John N. Hatsopoulos incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on January 8, 2018.

10.15
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

10.21+
Tecogen Change in Control Severance Benefit Plan, dated July 9, 2020, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on July 21, 2020.

10.22	Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement Under the Securities Act of 1933, filed with the SEC on March 12, 2021, incorporated herein by reference.
10.23+	Tecogen Inc. 2022 Stock Incentive Plan adopted as of March 8, 2022 incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.24	Tecogen Inc. Policy Regarding Compensation of Non-Employee Directors filed with the Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.25
Agreement Regarding the Assignment of Certain Maintenance Agreements, the Purchase and Sale of Certain Assets, and Related Matters with Aegis Energy Services LLC, incorporated by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on March 16, 2023.

10.26
Note Subscription Agreement dated October 9, 2023 by John H. Hatsopoulos, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023.

10.27
Note Subscription Agreement dated October 9, 2023 by John H. Hatsopoulos, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023.

10.28
Amendment to the Agreement Regarding Assignment of Certain Maintenance Agreements dated as of March 15, 2023 with Aegis Energy Services, LLC, incorporated by reference to Exhibit 99.01 to the registrant's Current Report of Form 8-K filed with the SEC on February 2, 2024.

10.29*	Letter Agreement to the Lease Agreement between King First West Owner LLC, successor-in-interest to Atlantic-Waltham Investment II, LLC and Tecogen Inc., dated March 1, 2024.
10.30*	Letter Agreement to the Note Subscription Agreement by John H. Hatsopoulos, dated March 21, 2024.
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

TECOGEN INC.
(Registrant)

Dated: March 22, 2024	By:	/s/ Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abinand Rangesh, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Director, Chairperson of the Board	March 25, 2024
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Lead Director	March 25, 2024
John N. Hatsopoulos

/s/ Abinand Rangesh	Director and Chief Executive and Financial Officer	March 25, 2024
Abinand Rangesh	(Principal Executive and Financial Officer)

/s/ Ahmed F. Ghoniem	Director	March 25, 2024
Ahmed F. Ghoniem

/s/ Earl R. Lewis III	Director	March 25, 2024
Earl R. Lewis III

/s/ Susan Hirsch	Director	March 25, 2024
Susan Hirsch

/s/ John M. Albertine	Director	March 25, 2024
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tecogen Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tecogen Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Contingent consideration and customer contracts
Description of the Matter
As discussed in Notes 5 and 8 to the financial statements, the Company entered into an agreement during the year ended December 31, 2023 to assume certain maintenance agreements and purchase certain assets. The Company’s acquisition accounting for the agreement as a business combination required management to estimate the fair value of contingent consideration and customer contracts. The valuation methodologies applied by management include significant unobservable inputs and assumptions based on management judgments.
How We Addressed the Matter in Our Audit
Our audit procedures relating to the valuation of the contingent consideration and customer contracts included, but were not limited to, reading the executed agreement to understand contractual terms and evaluating the methods and significant assumptions used by the Company in its valuation calculations. We obtained the valuation calculations, performed tests of mathematical accuracy and tests over the completeness and accuracy of underlying data supporting significant assumptions and inputs for consistency with contractual terms. We also engaged a valuation specialist to assist in our assessment of methodologies applied by the Company as well as the significant inputs and assumptions critical to the conclusions in the valuations, such as existing contract run-out and renewals, forecasted revenues and cash flows and discount rates applied.

/s/ WOLF & COMPANY, P.C.
PCAOB ID 392
We have served as the Company's auditor since 2014.
Boston, Massachusetts
March 25, 2024

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022

ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$1,351,270	$1,913,969
Accounts receivable, net	6,735,336	6,714,122
Employee retention credit receivable	46,148	713,269
Unbilled revenue	1,258,532	1,805,330
Inventory, net	10,553,419	10,482,729
Prepaid and other current assets	360,639	401,189
Total current assets	20,305,344	22,030,608
Property, plant and equipment, net	1,162,577	1,407,720
Right of use assets	943,283	1,245,549
Intangible assets, net	2,436,230	997,594
Goodwill	2,743,424	2,406,156
Other assets	201,771	165,230
TOTAL ASSETS	$27,792,629	$28,252,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes	$505,505	$—
Accounts payable	4,514,415	3,261,952
Accrued expenses	2,504,629	2,384,447
Deferred revenue, current	1,647,206	1,115,627
Lease obligations, current	289,473	687,589
Acquisition liabilities, current	845,363	—
Unfavorable contract liabilities, current	176,207	236,705
Total current liabilities	10,482,798	7,686,320

Long-term liabilities:
Deferred revenue, net of current portion	369,611	371,823
Lease obligations, net of current portion	683,307	623,452
Acquisition liabilities, net of current portion	1,181,779	—
Unfavorable contract liability, net of current portion	422,839	583,512
Total liabilities	13,140,334	9,265,107
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 and 24,850,261 issued and outstanding at December 31, 2023 and 2022, respectively	24,850	24,850
Additional paid-in capital	57,601,402	57,351,008
Accumulated deficit	(42,879,656)	(38,281,548)
Total Tecogen Inc. stockholders’ equity	14,746,596	19,094,310
Noncontrolling interest	(94,301)	(106,560)
Total stockholders’ equity	14,652,295	18,987,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,792,629	$28,252,857
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenues
Products	$8,859,946	$11,156,099
Services	14,523,054	12,060,661
Energy production	1,756,419	1,785,854
Total revenues	25,139,419	25,002,614
Cost of sales
Products	5,923,096	7,413,320
Services	7,909,202	5,525,493
Energy production	1,105,503	996,990
Total cost of sales	14,937,801	13,935,803
Gross profit	10,201,618	11,066,811
Operating expenses:
General and administrative	11,880,389	10,909,251
Selling	1,931,037	1,811,085
Research and development	840,011	732,873
Gain on sale of assets	(36,207)	(41,931)
Long-lived asset impairment	—	4,674
Total operating expenses	14,615,230	13,415,952
Loss from operations	(4,413,612)	(2,349,141)
Other income (expense)
Interest and other income (expense)	(61,003)	(34,713)
Interest expense	(16,050)	(16,255)
Unrealized gain on marketable securities	—	18,749
Total other expense, net	(77,053)	(32,219)
Loss before income taxes	(4,490,665)	(2,381,360)
State income tax provision	32,491	16,352
Consolidated net loss	(4,523,156)	(2,397,712)
Income attributable to the noncontrolling interest	(74,952)	(50,215)
Net loss attributable to Tecogen Inc.	$(4,598,108)	$(2,447,927)
Net loss per share - basic	$(0.19)	$(0.10)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Net loss per share - diluted	$(0.19)	$(0.10)
Weighted average shares outstanding - diluted	24,850,261	24,850,261
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2021	24,850,261	$24,850	$57,016,859	$(35,833,621)	$(79,939)	$21,128,149

Distributions to noncontrolling interest	—	—	—	—	(76,836)	(76,836)
Stock-based compensation	—	—	334,149	—	—	334,149
Net income (loss)	—	—	—	(2,447,927)	50,215	(2,397,712)
Balance at December 31, 2022	24,850,261	24,850	57,351,008	(38,281,548)	(106,560)	18,987,750

Distributions to noncontrolling interest	—	—	—	—	(62,693)	(62,693)
Stock-based compensation	—	—	250,394	—	—	250,394
Net income (loss)	—	—	—	(4,598,108)	74,952	(4,523,156)
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	$14,652,295

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated loss	$(4,523,156)	$(2,397,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	567,712	428,348
Long-lived asset impairment	—	4,674
Gain on sale of assets	(36,207)	(41,931)
Provision for doubtful accounts receivable	902,432	(70,987)
Provision for litigation	—	150,000
Provision for inventory reserve	402,883	107,000
Unrealized gain on investment securities	—	(18,749)
Stock-based compensation	250,394	334,149
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(81,195)	2,401,904
Inventory, net	(82,525)	(2,824,740)
Unbilled revenue	56,994	1,452,860
Prepaid expenses and other current assets	40,550	177,612
Other non-current assets	265,725	625,320
Increase (decrease) in:
Accounts payable	1,161,416	(246,401)
Accrued expenses	128,869	(109,282)
Deferred revenue	543,842	(678,758)
Other current liabilities	(421,049)	(645,236)
Net cash used in operating activities	(823,315)	(1,351,929)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,851)	(314,879)
Proceeds on sale of property and equipment	34,655	72,655
Purchases of intangible assets	—	(29,505)
Payment for business acquisition	(170,000)	—
Distributions to noncontrolling interest	(62,693)	(76,836)
Net used in investing activities	(244,889)	(348,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note	505,505	—
Net cash provided by financing activities	505,505	—
Change in cash and cash equivalents	(562,699)	(1,700,494)
Cash and cash equivalents, beginning of the year	1,913,969	3,614,463
Cash and cash equivalents, end of the year	$1,351,270	$1,913,969
Supplemental disclosure of cash flow information:

Cash paid for interest	$10,926	$14,597
Cash paid for taxes	$32,491	$16,352
Non-cash investing activities
Vehicles acquired under finance lease	$200,187	$—
Aegis acquisition:		—
Accounts receivable credit	300,000	—
Accounts payable assumed	91,048	—
Contingent consideration	1,256,656	—
Total fair value of non-cash consideration	1,647,704	—

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

Note 1. Nature of Business and Operations
Tecogen Inc. (together with its subsidiaries "we", "our", "us" or "Tecogen"), a Delaware Corporation, was incorporated on September 15, 2000, and acquired the assets and liabilities of the Tecogen Products division of Thermo Power Corporation. We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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
Liquidity, Going Concern and Management's Plans
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of December 31, 2023, our cash and cash equivalents were $1,351,270, compared to $1,913,969 at December 31, 2022, a decrease of $562,699. For the year ended December 31, 2023 we used $823,315 in cash from operations and generated net operating losses of $4,413,612, due to due to lower Products sales, a decrease in gross margin due to higher products material costs and the increased provision for obsolete inventory and an increase in operating expenses due primarily to increased bad debt expense and a general increased in other administrative expenses. Working capital at December 31, 2023 was $9,822,546, compared to $14,344,288 at December 31, 2022, a decrease of $4,521,742 and our accumulated deficit was $42,879,656.
As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the Company's ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the sale and shipment of newly developed hybrid-drive air-cooled chillers and the acquisition of additional maintenance contracts in February 2024 (see Note 20. "Subsequent Events"). Our backlog at December 31, 2023 was $7,388,145, which is an increase of $666,007 from the December 31, 2022 backlog. We may also be required to borrow funds under note subscription agreements with related parties (see Note 11. "Related Party Notes"). Based on management's analysis, we believe that cash flows from operations and the note agreements will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. Based on our analysis, the consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies
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
The accompanying consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of December 31, 2023.
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
During the three months ended June 30, 2021, we recorded an ERC benefit for the first and second quarters of 2021 of $713,269 and, in the three months ended September 30, 2021 we recorded an ERC benefit for the third quarter of 2021 of $562,752, respectively, in other income (expense), net in the our condensed consolidated statements of operations. A current receivable in the amount of $46,148 is included in our condensed consolidated balance sheet as of December 31, 2023. We have collected all of the other ERC benefits.
Concentration of Credit Risk
Financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s general deposit insurance limits. The amount on deposit at December 31, 2023 and 2022 which exceeded the $250,000 federally insured limit were approximately $1,009,094 and $1,393,823, respectively. We have not experienced any losses in such accounts and thus believe that we are not exposed to any significant credit risk on cash.
There was no customer who represented 10% of revenues for the years ended December 31, 2023 and December 31, 2022. There was one customer who represented 14% of the accounts receivable balance as of December 31, 2023, and one customers who represented 15% of the accounts receivable balance as of December 31, 2022.
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
Accounts Receivable
On January 1, 2023, we adopted ASU 2016-13, Financial Instruments, Credit Losses (Topic 326). Accounts receivable are stated at the amount management expects to collect from outstanding balances. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and combined with management's estimate of current conditions, reasonable and supportable forecasts of future losses to determine estimated credit losses in our evaluation of outstanding accounts receivable at the end of the year. . The allowance for credit losses reflects managements evaluation of our outstanding accounts receivable at the end of the year and our best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Our bad debt expense increased to $902,432 in the year ended December 31, 2023, compared to a benefit of $70,987 in the year ended December 31, 2022, due to the write down of certain

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

install receivables which were deemed uncollectible in the year ended December 31, 2023. At December 31, 2023 and 2022, the allowance for credit losses was $149,922 and $361,197, respectively.

Inventory
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. We periodically review inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand and anticipated usage. Any reserves that result from this review are charged to cost of sales.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset, which range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases. Expenditures for maintenance and repairs are expensed, while renewals and betterments that materially extend the life of an asset are capitalized.
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
Intangible Assets
Intangible assets subject to amortization include costs incurred by us to acquire product certifications, certain patent costs, developed technologies, and customer contracts. These costs are amortized on a straight-line basis over the estimated economic life of the intangible asset. Indefinite life intangible assets such as trademarks are recorded at cost and not amortized.
The favorable contract asset which relates to existing ADGE customer contracts is more fully described in Note 8. "Intangible Assets and Liabilities other than Goodwill". Customer contracts are more fully described in Note 5. "Aegis Contract and Related Asset Acquisition".
Impairment of Long-lived Assets
Long-lived assets, including intangible assets and property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that an impairment of $4,674 of long-lived assets existed as of December 31, 2022, respectively.
For the year ended December 31, 2022, we recorded impairment of long-lived assets as follows:

Year Ended	December 31, 2022
Energy production asset impairment (1)	$156,655
Energy production reversal of unfavorable contract liability (2)	(151,981)
Long-lived asset impairment	$4,674

(1) - See Note 9 "Property, Plant and Equipment"
(2) - See Note 8 "Intangible Assets and Liabilities Other Than Goodwill"
Business Combinations
In accordance with applicable accounting standards, we estimate the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We may make certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from energy production sites or customer maintenance contracts, estimated operating costs, as well as discount rates. At the acquisition date, we will also record

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on our expectation of achieving the contractually defined revenue targets. The fair value of the contingent consideration liabilities is remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. Contingent consideration liabilities and deferred payments to sellers are recorded as current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.
Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Transaction costs associated with business combinations are expensed as incurred.
Goodwill
    Goodwill is the excess of the fair value of consideration paid for businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually, generally in the fourth fiscal quarter, or more frequently if impairment indicators are present.
To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform an impairment test even if no indications of a potential impairment exist. The impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value, including goodwill. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. Our assessment in 2023 indicated that the carrying value of our energy production reporting unit and the Aegis maintenance contracts did not exceed their fair value and therefore goodwill was not impaired. (see Note 10."Goodwill").
We adopted the provisions of ASU 2017-04, during 2018, which simplified the impairment testing process by eliminating the requirement to determine the implied fair value of goodwill. We test goodwill for impairment on either a qualitative basis under certain conditions, or a quantitative basis. On a quantitative basis, fair value of the reporting units is primarily determined using a probability weighted discounted cash flow analysis.
Leases
On January 1, 2019, we adopted the guidance under ASU No. 2016-02, “Leases” ("ASC 842”). ASC 842 requires lessees to recognize most leases on their balance sheets as a right-of-use ("ROU") asset with a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the expected lease term. See Note 14."Leases".
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

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
With few exceptions, we are no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2020, with the exception of loss carryforwards in the event they are utilized in future years. Our tax returns are open to adjustment from 2002 forward, as a result of the fact that the we have loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
Fair Value of Financial Instruments
Our financial instruments are cash and cash equivalents, accounts receivable, available-for-sale securities and accounts payable. The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. See Note 16. "Fair Value Measurements".
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products, services and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in general and administrative expenses. For the years ended December 31, 2023 and 2022, $427,880 and $563,482 of shipping and handling costs were included in general and administrative expenses in the accompanying consolidated statements of operations, respectively. We elected to exclude from revenue any value-add sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we have historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Advertising Costs
We expense the costs of advertising as incurred. For the years ended December 31, 2023 and 2022, advertising expense was approximately $79,000 and $51,000, respectively.
Research and Development Costs
Research and development expenditures are expensed as incurred. Our total research and development expenditures were approximately $840,000 and $733,000 for the years ended December 31, 2023 and 2022, respectively.
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
See Note 15."Stockholders' Equity" for a summary of the restricted stock and stock option activity under our stock-based employee compensation plan for the years ended December 31, 2023 and 2022.
Disaggregated Revenue
In general, our business segmentation are aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

The following table further disaggregates our revenue by major source by segment for the years ended December 31, 2023 and 2022.

	Years Ended
	December 31, 2023	December 31, 2022
Products:
Cogeneration	$2,761,667	$5,279,569
Chiller	5,303,978	5,034,633
Engineered Accessories	794,301	841,897
Total Products Revenue	8,859,946	11,156,099
Services	14,523,054	12,060,661
Energy production	1,756,419	1,785,854
Total revenue	$25,139,419	$25,002,614
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
Our acquisition of the Aegis maintenance contracts and related business closed on March 15, 2023 and since April 1, 2023, revenues resulting from the Aegis acquisition have been included in our revenue from the Services segment.. Payment terms for maintenance services are generally 30 days.
Installation Services. Prior to January 1, 2023, we provided installation services which included all necessary engineering and design, labor, subcontract labor and service to install a cogeneration unit including integration into the

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

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
We did not recognize any revenue during the year ended December 31, 2023 that was included in unbilled revenue as of December 31, 2023. Approximately $16,428 of revenue was billed in this period that had been recognized in previous periods.
Revenue recognized during the year ended December 31, 2023 that was included in deferred revenue at the beginning of the period was $837,571.
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
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was approximately $2,016,817. We expect to recognize revenue of approximately 95% of the remaining performance obligations over the next 24 months, 13% recognized in the first 12 months and 82% recognized over the subsequent 12 months, and the remainder recognized thereafter.
Significant New Accounting Standards Adopted this Period
New accounting standards adopted in the year ended December 31, 2023.
Financial Instruments, Credit Losses (Topic 326). In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments, Credit Losses (Topic 326), which was subsequently amended by ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-03. Topic 326 replaces the existing incurred loss impairment model with a methodology that incorporates all expected credit loss estimates, resulting in more timely recognition of losses. Under Topic 326, we are required to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported financial assets. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted Topic 326 on January 1, 2023 on a modified retrospective basis. The adoption did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements
Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about a public entity's reportable segments including more

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

detailed information about a reportable segment's expenses. The amendments in this update apply to all public entities that are required to report segment information, and include those entities that have a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and related disclosures.
Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are is currently evaluating the impact on our consolidated financial statements and related disclosures.
Note 3. Income (loss) per Common Share:

Basic and diluted loss per common share for the years ended December 31, 2023 and 2022, respectively, was as follows:

	Years Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss attributable to stockholders	$(4,598,108)	$(2,447,927)
Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261
Basic loss per share	$(0.19)	$(0.10)
Diluted loss per share	$(0.19)	$(0.10)

Anti-dilutive shares underlying stock options outstanding	1,757,676	915,201

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
The favorable contract asset and the unfavorable contract liability, both of which relate to existing customer contracts, and the estimated amortization are more fully described in Note 8. "Intangible Assets and Liabilities other than Goodwill".
Note 5. Aegis Contract and Related Asset Acquisition
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis.
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
The following table summarizes the consideration paid for the Aegis acquisition and the fair value of assets acquired and contract-related liabilities assumed as the acquisition date:

Consideration Paid:
Cash	$170,000
Accounts receivable credit issued	300,000
Account payable due to Aegis	91,048
Contingent consideration	1,256,656
Total fair value of consideration transferred	1,817,704

Identifiable assets acquired and liabilities assumed:
Assets acquired
Property, plant and equipment	170,000
Inventory	391,048
Identifiable intangible asset - customer contracts	1,772,659
2,333,707
Acquired contract-related liabilities assumed
Deferred maintenance reserve	(853,271)
Net identifiable assets acquired	1,480,436
Excess of cost over fair value of net assets acquired (Goodwill)	$337,268
The amounts initially recognized for inventory, identifiable intangible assets, contingent consideration and deferred maintenance reserves we provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2023, we have completed our analysis and valuation are have recorded the following adjustments to the initial valuations:
•decreased accounts payable assumed and inventory acquired by $20,130, which had no impact on goodwill balance;

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

•decreased contingent consideration by $185,805 due to assigned sites which had ceased operations, as of our prior to the acquisition date, and due to customers who declined the assignment of the maintenance contract. We also amended our discount rate assumption which reduced future cash flows;
•increased identifiable intangible assets by $181,333 due to the addition of contract run out periods; and,
•the excess of cost over fair value of net assets acquired decreased $385,723.
The fair value of the identifiable intangible asset was estimated using the income approach. The excess cash flow was discounted to present value using an appropriate rate of return to estimate the market value of the customer identifiable intangible asset and the risks associated with the future revenue forecasts due to potential changes in customer energy requirements or changes in the economic viability of these CHP sites which depend on the spread between natural gas fuel and electricity prices, all of which are not within our control. Key assumptions to value the customer identifiable intangible asset included the discount rate of 15%, profitability assumptions, revenue assumptions, and anticipated existing contract run out were the material assumptions utilized in the discounted cash flow model used to estimate fair value. The discount rate reflects an estimate of our weighted-average cost of capital.
On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated under the income approach using a weighted average cost of capital of 15%, discounting the future cash flows to present value and are subsequently remeasured to fair value at each reporting date until the fair value contingencies are resolved. Fair value adjustments which may be determined at subsequent reporting dates will be recorded in our consolidated statements of operations and will not impact the goodwill balance. At December 31, 2023, we remeasured the contingent consideration and deferred maintenance reserves, however no adjustment was recorded given the probability of achieving the revenue estimates and deferred maintenance costs were consistent with our initial valuation.
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
Revenues and gross profit from the Aegis maintenance contracts since the acquisition date were $1,884,891 and $1,167,225, respectively, for the year December 31, 2023 and are included in our Services segment. For the year December 31, 2023, the contingent consideration payable to Aegis amounted to $94,245, of which $61,275 was paid in 2023 and the balance was paid in mid-February 2024. We unable to provide the pro forma information required under ASC 805-10-50-2(h) as the disclosure is impracticable since the required pre-acquisition historical information could not be obtained from the acquiree.
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
The following table summarizes the contract-related liabilities assumed as of December 31, 2023:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

December 31, 2023
Acquisition liabilities, current
Contingent consideration	$200,639
Deferred maintenance reserve	644,724
845,363
Acquisition liabilities, long-term
Contingent consideration	994,743
Deferred maintenance reserve	187,036
$1,181,779
Note 6 . Sale of Energy Producing Assets and Goodwill Impairment
During the first quarter of 2019, we sold certain energy producing assets, including the associated energy production contracts for total consideration of $7 million.
In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. We received excess payments in both the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, we recognized $25,633 of revenue representing our share of the excess cash flows under the energy production contacts, the current receivable which is included in our consolidated balance sheet as of December 31, 2023.
The foregoing agreements also contain provisions whereby we have agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. Should we be required to make whole the purchaser under such provisions, we would be entitled to seek recovery from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination. We did not recognize any counterparty contract default costs in the years ended December 31, 2023 and 2022.
We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy production contract upon termination of the energy production contract. We did not recognize any site decommissioning costs in the years ended December 31, 2023 and 2022 .

Note 7. Inventory, net
Inventory at December 31, 2023 and 2022 consisted of the following.

	2023	2022
Raw materials, net	8,803,054	9,001,491
Work-in-process	798,522	498,139
Finished goods, net	951,843	983,099
	$10,553,419	$10,482,729

Note 8. Intangible Assets and Liabilities Other Than Goodwill
During the year ended December 31, 2022 we capitalized $11,615 of product certification costs and $17,890 of patent-related costs. Also included in intangible assets are legal costs incurred by us to obtain patents for our intellectual property. These patents, once they are placed in service, are amortized on a straight-line basis over the estimated economic life of the associated product, which ranges from approximately 7-10 years. We did not capitalize any cost incurred for product certification costs, patent-related costs or trademarks during the year ended December 31, 2023.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022
Intangible assets and liabilities at December 31, 2023 and 2022 consist of the following:

	December 31, 2023			December 31, 2022
Intangible assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product certifications	$777,465	$(658,676)	$118,789	$777,465	$(584,863)	$192,602
Patents	888,910	(496,807)	392,103	888,910	(405,140)	483,770
Developed technology	240,000	(172,000)	68,000	240,000	(156,000)	84,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In process R&D	263,936	(103,689)	160,247	263,936	(65,984)	197,952
Favorable contract assets	384,465	(376,139)	8,326	384,465	(372,091)	12,374
Customer contract	$1,772,659	$(110,791)	1,661,868	$—	$—	—
	$4,354,331	$(1,918,102)	$2,436,229	$2,581,672	$(1,584,078)	$997,594

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,019,122)	$599,046	$2,618,168	$(1,797,951)	$820,217

The aggregate amortization expense related to intangible assets and liabilities exclusive of unfavorable contract related intangibles was $333,676 and $201,043 during the years ended December 31, 2023 and 2022, respectively. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the years ended December 31, 2023 and 2022 was $220,823 and $274,112, respectively.
Contract Asset and Liability
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us on May 18, 2017 (see Note 4. "Acquisition of American DG Energy Inc."). The customer contract asset includes the maintenance agreements contracts acquired by us on April 1, 2023 as part of the Aegis acquisition (See Note 5. "Aegis Contract and Related Asset Acquisition".
During the year ended December 31, 2022, we determined that certain of the ADGE customer contracts terminated due to the customers failure to perform their obligations pursuant to the contractual agreements and accordingly reversed $151,981 of unfavorable contract liability related to these contacts. The adjustments are included in the consolidated statement of operations for the year ended December 31, 2022, as non-cash benefits within long-lived asset impairment.
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term, which range from approximately 1-11 years, and is charged against cost of sales in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows:

	Non-contract related intangibles	Contract related intangibles	Total
2024	$194,675	$(28,485)	$166,190
2025	169,265	34,272	203,537
2026	163,383	82,490	245,873
2027	162,150	90,131	252,281
2028	17,720	96,140	113,860
Thereafter	40,272	788,274	828,546
	$747,465	$1,062,822	$1,810,287

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

Note 9. Property, Plant and Equipment, net

Property, plant and equipment at December 31, 2023 and 2022 consisted of the following:

	Estimated Useful Life (in Years)	2023	2022
Energy systems	10 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,744,596	1,624,885
Furniture and fixtures	5 years	212,963	196,007
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	466,789	466,789
		5,427,445	5,290,778
Less - accumulated depreciation and amortization		(4,264,868)	(3,883,058)
Net property, plant and equipment		$1,162,577	$1,407,720
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2023 and 2022 was $454,859 and $501,418, respectively. During the year ended December 31, 2023, we received proceeds of $34,655 from the disposition of certain assets and reversed $8,687 of accrued decomissioning costs from a former ADG energy site, realizing a gain of $36,207. During the year ended December 31, 2022 , we received proceeds of $72,655 from the disposition of certain assets, realizing a gain of $41,931.

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

During the year ended December 31, 2023 there were no ADGE contract terminations.

Note 10. Goodwill
Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2023 and 2022 was as follows:

	Products	Services	Energy Production	Total
Balance at December 31, 2021	$40,870	$—	$2,365,286	$2,406,156
Impairment	—	—	—	—
Balance at December 31, 2022	40,870	—	2,365,286	2,406,156
Impairment	—	—	—	—
Acquired	—	337,268	—	337,268
Balance at December 31, 2023	$40,870	$337,268	$2,365,286	$2,743,424
We performed a goodwill impairment test at December 31, 2023 and determined that the estimated fair value of the of the assets, based on a discounted cash flow analysis, exceeded the carrying value of the assets and did not record a goodwill impairment for the year 2023.
See Note 6. "Sale of Energy Producing Assets and Goodwill Impairment" and Note 5. "Aegis Contract and Related Asset Acquisition" for further discussion.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

Note 11. Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director of registrant, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. We have the right to determine the amount of the loans at the time of a draw down, subject to the conditions in our agreements with each of Mr. Hatsopoulos and Mr. Lewis discussed below. The loans and terms of the loan agreements were unanimously approved by our board of directors.
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
On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. At December 31, 2023 our obligation to Mr. Hatsopoulos under the promissory note, inclusive of $5,505 of accrued and unpaid interest, was $505,505. On March 21, 2024, John H. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one year, making the maturity date October 10, 2025 and agreeing to accept payment in cash or Tecogen Inc. common stock.
Note 12. Commitments and Contingencies
Operating Lease Obligations
We lease office space and warehouse facilities under various lease agreements which expire through January 2031. Total rent expense for the years ended December 31, 2023 and 2022 amounted to $812,515 and $811,664, respectively. See Note 14. "Leases" for further discussion.
Finance Lease Obligations
We lease motor vehicles under a master vehicle lease agreement, effective December 19, 2023, which expire through December 2028. See Note 14. "Leases" for further discussion.
Legal Matters
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, and any further relief the court may deem, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are being represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at December 31, 2023.
Guarantees
In connection with the sale of energy producing assets, we made certain guarantees to the purchaser as discussed in Note 5. "Sale of Energy Producing Assets and Goodwill Impairment." Based upon an analysis of these energy producing assets expected future performance, as of December 31, 2023 we do not expect to make any material payments under the guarantee.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

performance options) to acquire our common stock. The severance payments are required to be paid in a single lump sum. The Plan has a term of three years and will automatically extend for successive additional one-year terms unless we provide written notice at least six months in advance of a then current term.
An executive will be entitled to severance under the Plan only if there has been a “Change in Control” of the Company and the termination of employment or service occurs during the period that is three months prior to and 18 months following a change in control of the Company. Also, a participant's employment with the Company may be terminated by a participant for “Good Reason” or be an “Involuntary Termination Without Cause” by the Company, as those terms are defined in the Plan. In order to be eligible to receive severance benefits under the Plan, an executive must comply with the terms of the Plan, including the release of claims in favor of the Company and certain confidentiality, non-compete, non-solicitation, and non-disparagement covenants during and following termination of employment. The Plan will be administered by the compensation committee of the board of directors (or by the full board of directors or such other committee as the board may designate).
Note 13. Product Warranty
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
Changes in our warranty reserve were as follows:

Warranty reserve, December 31, 2021	$164,800
Warranty provision for units sold	208,730
Costs of warranty incurred	(235,730)
Warranty reserve, December 31, 2022	137,800
Warranty provision for units sold	286,391
Costs of warranty incurred	(282,191)
Warranty reserve, December 31, 2023	$142,000

Note 14. Leases
Our leases principally consist of operating leases related to our corporate office, field offices, and our research, manufacturing, and storage facilities. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles.
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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2023 and 2022 was $812,515 and $811,664, respectively. Lease expense for finance leases, consisting of fixed payments for base rent and initial costs for the year ended December 31, 2023 was $2,338.
Supplemental information related to operating leases for the years ended December 31, 2023 and 2022 was as follows:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$743,849	$733,284
Right-of-use assets obtained in exchange for operating lease liabilities	$148,093	$—
Weighted-average remaining lease term - operating leases	4.6 Years	3.6 Years
Weighted-average discount rate - operating leases	6.4%	6.0%
Finance Leases
Finance leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
Supplemental information for finance leases for the year ended December 31, 2023 is as follows:

December 31, 2023
Right-of-use assets obtained in exchange for finance lease liabilities	$200,187
Weighted-average remaining lease term - finance leases	5.0 years
Weighted-average discount rate - finance leases	10.4%

Supplemental balance sheet information related to operating leases for the years ended December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	$743,096	$1,245,549

Operating lease liability, current	$248,933	$687,589
Operating lease liability, long-term	523,660	623,452
Total operating lease liability	$772,593	$1,311,041

Supplemental balance sheet information related to finance leases for the year ended December 31, 2023 is as follows:

December 31, 2023
Finance leases
Right-of-use assets - motor vehicles	$200,187

Finance lease liability, current	$40,540
Finance lease liability, long-term	159,647
Total finance lease liability	$200,187

Future minimum lease commitments under non-cancellable operating and finance leases as of December 31, 2023 were as follows:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

	Operating Leases	Finance Leases	Total
2024	$292,168	$58,931	$351,099
2025	158,593	48,931	207,524
2026	147,606	48,931	196,537
2027	88,825	48,931	137,756
2028	87,137	48,931	136,068
Thereafter	117,004	—	117,004
Total lease payments	891,333	254,655	1,145,988
Less: imputed interest	118,740	54,468	173,208
Total	$772,593	$200,187	$972,780

Operating Lease - Commencement date January 1, 2024
On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commence on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $500,000 and $750,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we will record the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
Future minimum lease commitments under the two lease agreements which commenced on January 1, 2024 were as follows:

Operating Leases
2024	$310,341
2025	316,944
2026	323,547
2027	330,150
2028	336,753
Total lease payments	1,617,735

Note 15. Stockholders’ Equity
Common Stock
The holders of our Common Stock have the right to vote their interest on a per share basis. At December 31, 2023 and 2022, there were 24,850,261 shares of our Common Stock outstanding.
Preferred Stock
On February 13, 2013, we authorized 10 million shares of preferred stock. As of December 31, 2023, no preferred shares were issued or outstanding.
Stock-Based Compensation
We adopted the 2006 Stock Option and Incentive Plan (the “Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and our consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of December 31, 2023, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 and to ratify all of our option grants issued after January 1, 2016 (the “Amended Plan”).

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2023 and 2022 was 243,818 and 146,393, respectively.
In 2023, there were no option grants issued under the Plan.
In 2022, we granted nonqualified options to purchase an aggregate of 761,650 shares of common stock at $1.10 per share and $1.20 per share to certain officers and employees. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2023 was $321,910. The weighted-average grant date fair value of stock options granted during 2022 was $0.42 per share.
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
During the year ended December 31, 2023, we granted nonqualified options under the 2022 Plan to purchase an aggregate of 575,000 shares of common stock at prices between $0.88 per share and $1.10 per share to certain directors, officers and employees These options have a vesting schedule of two or four years and expire in ten years. The fair value of the options issued in 2023 was $244,625. The weighted-average grant date fair value of stock options granted during 2023 was $0.43 per share.
During the year ended December 31, 2022, we granted nonqualified options under the 2022 Plan to purchase an aggregate of 275,000 shares of common stock at prices between $1.00 per share and $1.41 per share to certain directors. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2022 was $145,600. The weighted-average grant date fair value of stock options granted during 2022 was $0.53 per share
The number of shares remaining available for future issuance under the 2022 Plan as of December 31, 2023 was 3,068,750.
In 2023 and 2022, there were no options exercised.
Stock option activity for the year ended December 31, 2023 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2022	3,204,297	$0.71	—	$10.33	$1.61	7.30 years	$882,074
Granted	575,000	$0.88	—	$1.10	$0.93
Exercised	—	—
Canceled and forfeited	(141,175)	$0.71	—	$4.50	$1.81
Outstanding, December 31, 2023	3,638,122	$0.71	—	$10.33	$1.49	6.70 years	$127,811
Exercisable, December 31, 2023	1,953,197				$1.95		$77,961
Vested and expected to vest, December 31, 2023	3,385,353				$1.53		$120,333

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in 2023 and 2022 are as follows:

Stock option award assumptions:	2023	2022
Expected dividend yield	—%	—%
Expected life	6.25 years	6.25 years
Risk-free interest rate	4.70%	2.17%
Expected volatility	38.49%	36.24%
During the years ended December 31, 2023 and 2022, we recognized stock-based compensation expense of $250,394 and $334,149, respectively, related to the issuance of stock options. No tax benefit was recognized related to the stock-based compensation expense recorded during either of the years. At December 31, 2023 and 2022, the total compensation cost related to unvested stock option awards not yet recognized is $451,298 and $500,059, respectively. The unvested stock compensation at December 31, 2023 will be recognized over a weighted average period of 2.77 years.
Note 16. Fair Value Measurements
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
The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Unrealized gain (loss)
December 31, 2023
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
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the years ended December 31, 2023 and 2022:

Fair value at December 31, 2021	$74,995
Unrealized gain	18,749
Fair value at December 31, 2022	$93,744

Fair value at December 31, 2022	$93,744
Unrealized gain	—
Fair value at December 31, 2023	$93,744

The following table presents the liability reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
December 31, 2023
Recurring fair value measurements
Contingent contract consideration
Current	$200,639	$—	$—	$200,639	$—
Long-term	994,743	—	—	994,743	—
Total recurring fair value measurements	$1,195,382	$—	$—	$1,195,382	$—

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

We utilize a Level 3 category fair value measurement to value the contingent consideration liability at period end since there are no quoted prices for this liabilities in non-active markets, there are no quoted prices for similar liabilities in active markets and there are no inputs that are observable for substantially the full term of the the liability. The contingent consideration calculation requires management to make estimates and assumptions that affect the reported amount of the liability.The contingent consideration is payable each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. On the date of acquisition, the fair value of the contingent consideration was calculated using a weighted average cost of capital of 15%, discounting the future cash flows to present value.
Note 17. Retirement Plans
We have a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. We matched a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary until May 2020 when we discontinued the matching of employee contributions for those employees not covered under a collective bargaining agreement. Effective July 1, 2023, we reinstituted the employer match based on participant contributions which are capped at a maximum of $250 per quarter and $1,000 per fiscal year. We contributed approximately $65,705 and $39,664 in matching contributions to the Plan in 2023 and 2022, respectively.

Note 18. Segments
As of December 31, 2023, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1. "Nature of Business and Operations", are organized around the products and services provided to customers and represent our reportable segments. Prior to the acquisition of ADGE (see Note 4. "Acquisition of American DG Energy Inc."), our operations consisted of a single segment. The following table presents information by reportable segment for the years ended December 31, 2023 and 2022:

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Year ended December 31, 2023
Revenue - external customers	$8,859,946	$14,523,054	$1,756,419	$—	$25,139,419
Intersegment revenue	—	306,652	—	(306,652)	—
Total revenue	$8,859,946	$14,829,706	$1,756,419	$(306,652)	$25,139,419
Gross profit	$2,936,850	$6,613,852	$650,916	$—	$10,201,618
Identifiable assets	$8,990,275	$12,802,651	$3,269,013	$2,730,690	$27,792,629

Year ended December 31, 2022
Revenue - external customers	$11,156,099	$12,060,661	$1,785,854	$—	$25,002,614
Intersegment revenue	—	310,816	—	(310,816)	—
Total revenue	$11,156,099	$12,371,477	$1,785,854	$(310,816)	$25,002,614
Gross profit	$3,742,779	$6,535,168	$788,864	$—	$11,066,811
Identifiable assets	$10,434,727	$9,854,279	$3,744,913	$4,218,938	$28,252,857
(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022

Note 19. Income Taxes
A reconciliation of the federal statutory income tax provision to our actual provision for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Pre-tax book income (loss)	$(4,490,665)	$(2,381,360)
Expected tax at 21%	(943,040)	(500,086)

Permanent differences:
Mark to market	—	(3,937)
Intangible amortization	(46,373)	(89,480)
Other	6,474	2,404

State taxes:
Current	32,491	16,352
Deferred	(264,759)	(162,688)

Other items:
Federal research and development credits	(84,592)	(7,647)
Deferred tax past year true-up's	(63,440)	(46,786)
Change in valuation allowance	980,342	668,326
Capitalized research and development expenses	334,120	174,674
Other	81,268	(34,780)
Income tax provision	$32,491	$16,352
The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss carryforwards	$10,840,000	$9,812,000
R&D and ITC credit carryforwards	403,000	310,000
Accrued expenses and other	381,000	317,000
Intangibles	486,000	342,000
Leases	8,000	17,000
Accounts receivable	39,000	96,000
Stock options	450,000	386,000
Inventory	427,000	366,000
Property, plant and equipment	650,000	705,000
Other	323,000	342,000
Deferred tax assets	14,007,000	12,693,000
Valuation allowance	(14,007,000)	(12,693,000)
Deferred tax assets, net	$—	$—

At December 31, 2023, we had approximately $38,710,000 of Federal net operating loss carryforwards ("NOL") of which $1,547,000 expired as of December 31, 2023, $22,393,000 expire beginning in 2024 through 2039 and $16,317,000 have an indefinite carryforward. In addition, we have $27,190,000 of state net operating losses, expiring at various dates starting in 2024 through 2042.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. A significant provision of the act was to reduce the statutory Federal tax rate from 34% to 21%. During 2023, our valuation allowance increased by $1,314,000. This increase is
F- 23

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2023 and 2022
affected by the absorption of deferred tax attributes associated with its acquisition of American DG Energy, Inc. along with permanent book to tax differences and provision to return adjustments.
In accordance with the provisions of the Income Taxes topic of the Codification, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established for 2022 and 2023, respectively.
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
    We acquired American DG Energy, Inc. during 2017, by acquiring 100 percent of the company's stock. Accordingly, utilization of their consolidated and/or separately computed NOL and/or tax credit carryforwards will be subject to an annual limitation under Internal Revenue Code Section 382. Any such limitation may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The extent of the limitation, and related allocation and impact upon the NOL and credit carryforwards has been determined to be $391,940 per year for a 20 year period at the ADGE level. However, we have sufficient pre-merger NOLs to offset anticipated taxable income for the taxable year ended December 31, 2023 and do not expected to be limited in NOL utilization for the period.
A full valuation allowance has been provided against our loss carryforwards and, if an adjustment is required under Section 382, it would be offset by a corresponding adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.
We have not recorded any amounts for unrecognized tax benefits as of December 31, 2023 or 2022.
We file tax returns as prescribed by the tax laws of the jurisdiction in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Our tax returns from tax year 2020 are still open for examination for both federal and state jurisdictions.

Note 20. Subsequent Events
We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto for the period ended December 31, 2023.
On February 1, 2024, Tecogen and Aegis amended the March 15, 2023 agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) to add eighteen (18) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. See Note 5."Aegis Contract and Related Asset Acquisition" of the Notes to the Consolidated Financial Statements.
On March 21, 2024, John H. Hatsopoulos amended the terms of the Promissory Note, dated October 10, 2023, extending the maturity date by one year, making the maturity date October 10, 2025 and agreeing to accept payment in cash or Tecogen Inc. common stock.

F- 24