Form 10-Q
period 2024-03-31
TECOGEN INC.
filed 2024-05-09
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36103
TECOGEN INC. (OTCQX:TGEN)
(Exact name of Registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

76 Treble Cove Road
North Billerica, Massachusetts 01862
(Address of Principal Executive Offices and Zip Code)

45 First Avenue
Waltham, MA 02451
(Former Address of Principal Executive Offices and Zip Code)

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

As of March 31, 2024, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2024

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,510,435	$1,351,270
Accounts receivable, net	6,533,130	6,781,484
Inventories, net	10,021,002	10,553,419
Unbilled revenue	1,258,532	1,258,532
Prepaid and other current assets	409,573	360,639
Total current assets	19,732,672	20,305,344
Long-term assets:
Property, plant and equipment, net	1,147,069	1,162,577
Right of use assets	2,176,264	943,283
Intangible assets, net	2,533,112	2,436,230
Goodwill	2,646,194	2,743,424
Other assets	223,232	201,771
TOTAL ASSETS	$28,458,543	$27,792,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes	$511,905	$505,505
Accounts payable	4,013,899	4,514,415
Accrued expenses	2,682,656	2,504,629
Deferred revenue, current	2,462,570	1,647,206
Lease obligations, current	469,762	289,473
Acquisition liabilities, current	929,411	845,363
Unfavorable contract liability, current	162,822	176,207
Total current liabilities	11,233,025	10,482,798
Long-term liabilities:
Deferred revenue, net of current portion	345,427	369,611
Lease obligations, net of current portion	1,725,276	683,307
Acquisition liabilities, net of current portion	1,156,835	1,181,779
Unfavorable contract liability, net of current portion	388,766	422,839
Total liabilities	14,849,329	13,140,334
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at March 31, 2024 and December 31, 2023	24,850	24,850
Additional paid-in capital	57,645,937	57,601,402
Accumulated deficit	(43,984,623)	(42,879,656)
Total Tecogen Inc. stockholders’ equity	13,686,164	14,746,596
Non-controlling interest	(76,950)	(94,301)
Total stockholders’ equity	13,609,214	14,652,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,458,543	$27,792,629

 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Products	$1,491,398	$1,710,136
Services	4,014,310	3,136,173
Energy production	680,389	533,509
Total revenues	6,186,097	5,379,818
Cost of sales
Products	1,049,543	1,212,568
Services	2,092,257	1,737,602
Energy production	468,640	337,739
Total cost of sales	3,610,440	3,287,909
Gross profit	2,575,657	2,091,909
Operating expenses:
General and administrative	2,848,568	2,792,483
Selling	529,669	520,070
Research and development	254,696	229,102
Gain on disposition of assets	(7,391)	—
Total operating expenses	3,625,542	3,541,655
Loss from operations	(1,049,885)	(1,449,746)
Other income (expense)
Other income (expense), net	(15,747)	830
Interest expense	(18,670)	(415)
Unrealized gain on investment securities	18,749	—
Total other income (expense), net	(15,668)	415
Loss before provision for state income taxes	(1,065,553)	(1,449,331)
Provision for state income taxes	22,063	22,638
Consolidated net loss	(1,087,616)	(1,471,969)
Income attributable to the non-controlling interest	(17,351)	(18,060)
Loss attributable to Tecogen Inc.	$(1,104,967)	$(1,490,029)

Net loss per share - basic	$(0.04)	$(0.06)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Net loss per share - diluted	$(0.04)	$(0.06)
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2024 and 2023
(unaudited)

	Tecogen Inc. Stockholders
Three Months ended March 31, 2024	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	14,652,295
Stock-based compensation expense	—	—	44,535	—	—	44,535
Net income (loss)	—	—	—	(1,104,967)	17,351	(1,087,616)
Balance at March 31, 2024	24,850,261	$24,850	$57,645,937	$(43,984,623)	$(76,950)	$13,609,214

Three Months ended March 31, 2023	Common Stock Shares	Common Stock 0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	$18,987,750
Stock-based compensation expense	—	—	77,348	—	—	77,348
Net income (loss)	—	—	—	(1,490,029)	18,060	(1,471,969)
Balance at March 31, 2023	24,850,261	$24,850	$57,428,356	$(39,771,577)	$(88,500)	$17,593,129

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,087,616)	(1,471,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,137	105,920
Provision for credit losses	14,258	—
Stock-based compensation	44,535	77,348
Unrealized gain on investment securities	(18,749)	—
Gain on disposition of assets	(7,391)	—
Non-cash interest expense	6,400	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	234,095	(44,238)
Employee retention credit	—	667,121
Inventory	532,418	(1,380,052)
Unbilled revenue	—	16,428
Prepaid assets and other current assets	(48,933)	136,170
Other assets	194,283	161,931
Increase (decrease) in:
Accounts payable	(500,516)	905,509
Accrued expenses and other current liabilities	167,789	(143,923)
Deferred revenue	791,181	852,600
Other liabilities	(213,675)	(167,711)
Net cash provided by (used in) operating activities	248,216	(284,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104,952)	—
Proceeds from disposition of assets	33,013	—
Net cash used in investing activities	(71,939)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(17,112)	—
Net cash used in financing activities	(17,112)	—
Net increase (decrease) in cash and cash equivalents	159,165	(284,866)
Cash and cash equivalents, beginning of the period	1,351,270	1,913,969
Cash and cash equivalents, end of the period	$1,510,435	$1,629,103

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,855	$—
Cash paid for taxes	$425	$22,638

Non-cash investing activities
Aegis Contract and Related Asset Acquisition:
Contingent consideration	$92,409	$—

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

Liquidity, Going Concern and Management's Plans
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of March 31, 2024, our cash and cash equivalents were $1,510,435, compared to $1,351,270 at December 31, 2023, an increase of $159,165. For the three months ended March 31, 2024 we generated $248,216 in cash from operations and a net operating loss of $1,049,885, due to a decrease in Products revenue and gross margin, a decrease in Services gross margin percentage due to higher labor and material costs and an increase in operating expenses. Working capital at March 31, 2024 was $8,499,647, compared to $9,822,546 at December 31, 2023, a decrease of $1,322,899 and our accumulated deficit was $43,984,623.

As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the Company's ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the sale and shipment of newly developed hybrid-drive air-cooled chillers and the acquisition of additional maintenance contracts in February 2024. Our backlog at March 31, 2024 was $5,554,599. We may also be required to borrow funds under note subscription agreements with related parties (see Note 11. "Related Party Notes"). Based on management's analysis, we believe that cash flows from operations and the note agreements will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. Based on our analysis, the consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.
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
The accompanying consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of March 31, 2024 and December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All intercompany transactions have been eliminated in consolidation.
    The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2023.
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

Recently Issued Accounting Standards
Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about a public entity's reportable segments including more detailed information about a reportable segment's expenses. The amendments in this update apply to all public entities that are required to report segment information, and include those entities that have a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and related disclosures.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
The following table further disaggregates our revenue by major source by segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended
Revenues	March 31, 2024	March 31, 2023
Products:
Cogeneration	$774,229	$543,693
Chiller	657,061	1,068,934
Engineered Accessories	60,108	97,509
Total Products Revenue	1,491,398	1,710,136
Services	4,014,310	3,136,173
Energy production	680,389	533,509
Total revenues	$6,186,097	$5,379,818
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Revenues resulting from the Aegis acquisition (see Note 7. Aegis Contract and Related Asset Acquisitions) have been included in our revenue from the Services segment since April 1, 2023. Payment terms for maintenance services are generally 30 days.
Energy Production Segment
Energy Production. Revenue from energy contracts is recognized when electricity, heat, hot and/or chilled water is produced by our owned on-site cogeneration systems. Each month we bill the customer and recognize revenue for the various forms of energy delivered, based on meter readings which capture the quantity of the various forms of energy delivered in a given month under a contractually defined formula which takes into account the current month's cost of energy from the local power utility.
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
    We did not recognize any revenue during the three months ended March 31, 2024 that was included in unbilled revenue as of March 31, 2024.
    Revenue recognized during the three ended months March 31, 2024 that was included in deferred revenue at the beginning of the period was approximately $413,107.
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
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,807,997. We expect to recognize revenue of approximately 74.3% of the remaining performance obligations over the next 24 months, 62.0% recognized in the first 12 months and 12.3% recognized over the subsequent 12 months and the balance thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss available to stockholders	$(1,104,967)	$(1,490,029)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261

Basic loss per share	$(0.04)	$(0.06)
Diluted loss per share	$(0.04)	$(0.06)

Anti-dilutive shares underlying stock options outstanding	2,081,772	1,744,351

Note 4.	Inventories, net
Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials, net	$8,545,175	$8,803,054
Work-in-process	460,760	798,522
Finished goods, net	1,015,067	951,843
Total inventories, net	$10,021,002	$10,553,419

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2024	December 31, 2023
Energy systems	1 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,675,931	1,744,596
Furniture and fixtures	5 years	216,011	212,963
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	592,396	466,789
		5,487,435	5,427,445
Less - accumulated depreciation and amortization		(4,340,366)	(4,264,868)
Property, plant and equipment, net		$1,147,069	$1,162,577
* Lesser of estimated useful life of asset or lease term

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2024 and 2023 was $94,838 and $117,492, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2024 and December 31, 2023 we had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2024			December 31, 2023
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(675,397)	$102,068	$777,465	$(658,676)	$118,789
Patents	888,910	(518,731)	370,179	888,910	(496,807)	392,103
Developed technology	240,000	(176,000)	64,000	240,000	(172,000)	68,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(113,115)	150,821	263,936	(103,689)	160,247
Favorable contract asset	384,465	(377,063)	7,402	384,465	(376,138)	8,327
Customer contracts	1,962,298	(150,552)	1,811,746	1,772,659	(110,791)	1,661,868
	$4,543,970	$(2,010,858)	$2,533,112	$4,354,331	$(1,918,101)	$2,436,230

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,066,580)	$551,588	$2,618,168	$(2,019,122)	$599,046
The aggregate amortization expense related to intangible assets and liabilities exclusive of contract related intangibles for the three months ended March 31, 2024 and 2023 was $92,756 and $49,361. The net credit to cost of sales related to the amortization of the contract related intangible asset and liability for the three months ended March 31, 2024 and 2023 was $47,459 and $60,933, respectively

Contract and Non-Contracted Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017. The customer contract asset includes the maintenance contracts acquired by us on April 1, 2023 and February 1, 2024, as part of the Aegis acquisition (see Note 7. "Aegis Contract and Related Asset Acquisition.")
Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term, which range from approximately 1-11 years, and is charged against cost of sales and general & administrative expenses in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years and thereafter as of March 31, 2024 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$183,995	$1,883	$185,878
Year 2	168,489	67,329	235,818
Year 3	162,381	102,012	264,393
Year 4	138,362	109,678	248,040
Year 5	20,621	113,122	133,743
Thereafter	20,620	866,136	886,756
Total	$694,468	1,260,160	$1,954,628

Note 7.	Aegis Contract and Related Asset Acquisitions
On March 15, 2023, we entered into an agreement ("Agreement") with Aegis Energy Services, LLC (“Aegis”) pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements and agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Agreement. Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. The Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. No additional maintenance service agreements have been executed as of March 31, 2024.
We have determined that the assignment and assumption of the Aegis maintenance agreements, in combination with the related asset acquisition and the retention of the former Aegis employees, constitutes a business and should be accounted for as a business combination under the acquisition method. As of the acquisition date, we recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed, at fair value. We have applied an interpretation of the guidance in ASC 805, Business Combinations, that allows an entity to combine multiple acquisitions as one single transaction due to the April 1, 2023 and February 1, 2024 acquisitions being executed in contemplation of one another to achieve the same commercial objective for the Company. As a result, we have adjusted the initial accounting for the April 1, 2023 acquisition for the value of net assets acquired from the February 1, 2024 acquisition.
We have included the financial results of the Aegis maintenance agreements in our consolidated financial statements from April 1, 2023, and from February 1, 2024, the closing or acquisition dates for the acquisitions.
The following table summarizes the consideration paid for the Aegis acquisitions and the fair value of assets acquired and contract-related liabilities assumed as of the respective acquisition date for each acquisition date along with the combined accounting result:

	April 1, 2023	February 1, 2024	Total
Consideration Paid:
Cash	$170,000	$—	$170,000
Accounts receivable credit issued	300,000	—	300,000
Account payable due to Aegis	91,048	—	91,048
Contingent consideration	1,256,656	92,409	1,349,065
Total fair value of consideration transferred	1,817,704	92,409	1,910,113
Identifiable assets acquired and liabilities assumed:
Assets acquired
Property, plant and equipment	170,000	—	170,000
Inventory	391,048	—	391,048
Identifiable intangible asset - customer contracts	1,772,659	189,639	1,962,298
	2,333,707	189,639	2,523,346
Acquired contract-related liabilities assumed
Deferred maintenance reserve	(853,271)	—	(853,271)
Net identifiable assets acquired	1,480,436	189,639	1,670,075
Excess of cost over fair value of net assets acquired (Goodwill)	$337,268	$(97,230)	$240,038

Initial Acquisition - April 1, 2023

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The amounts initially recognized for inventory, identifiable intangible assets, contingent consideration and deferred maintenance reserves were provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2023, we have completed our analysis and valuation.
As of March 31, 2024, we recorded no adjustments to the fair value of the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and the actual and expected maintenance costs were were consistent with our initial valuation.
Second Acquisition - February 1, 2024
The amounts initially recognized for identifiable intangible assets and contingent consideration are provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of March 31, 2024, we have not completed our analysis and valuation for the second maintenance service agreement acquisition.
Acquisition Valuation
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
On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated under the income approach using a weighted average cost of capital of 15%, discounting the future cash flows to present value, and are subsequently remeasured to fair value at each reporting date until the fair value contingencies are resolved. Fair value adjustments which may be determined at subsequent reporting dates will be recorded in our consolidated statements of operations and will not impact the goodwill balance after the measurement period.
The contingent consideration is payable within forty-five (45) days following the end of each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. The deferred maintenance reserve represents costs, which are expected to be incurred over a three-year period from the date of acquisition to repair customer equipment which had not been sufficiently maintained prior to our acquisition of the maintenance service agreements.
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
The following table summarizes the contract-related liabilities assumed as of March 31, 2024 and December 31, 2023:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2024	December 31, 2023
Acquisition liabilities, current
Contingent consideration	$237,928	$200,639
Deferred maintenance reserve	691,483	644,724
	929,411	845,363
Acquisition liabilities, long-term
Contingent consideration	1,016,558	994,743
Deferred maintenance reserve	140,277	187,036
	$1,156,835	$1,181,779

Revenues and gross profit from the Aegis maintenance contracts were $758,762 and $485,044, respectively, for the three months ended March 31, 2024 and are included in our Services segment.
We are unable to provide the pro forma information required under ASC 805-10-50-2(h) as the disclosure is impracticable since the required pre-acquisition historical information could not be obtained from Aegis.

Note 8.	Sale of Energy Producing Assets
    During the first quarter of 2019 we recognized two individual sales of energy producing assets for a total of eight power purchase agreements, including the associated energy production contracts, for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of March 31, 2024, we do not expect to make any material payments under the guarantee.
At March 31, 2024, we were due $25,633 under the energy production contracts, representing 50% of the excess cash flows above the minimum threshold for the bi-annual period ended December 31, 2023. We expect to receive these funds in the second quarter of 2024.
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
At lease inception, we determine if an arrangement constitutes a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease agreements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). We account for each component separately based on the estimated standalone price of each component.
Operating Leases
Operating leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

borrowing rate consistent with the lease terms or implicit rates when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commence on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $500,000 and $750,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024. On January 1, 2024 we extended our lease for the 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024 we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month.
The lease on our former headquarters located in Waltham, Massachusetts which consists of approximately 43,000 square feet of manufacturing, storage and office space, expired on April 30, 2024. The base monthly rent in 2024 was $44,254.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2024 and 2023 was $271,562 and $189,715, respectively.
Supplemental information related to operating leases for the three months ended March 31, 2024 and 2023 was as follows:

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$269,836	$184,072
Right-of-use assets obtained in exchange for operating lease liabilities	$1,429,977	$—
Weighted-average remaining lease term - operating leases	4.7 Years	3.6 Years
Weighted-average discount rate - operating leases	7.5%	6.0%

Supplemental balance sheet information related to operating leases as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$1,986,087	$743,096

Operating lease liability, current	$438,334	$248,933
Operating lease liability, long-term	1,573,793	523,660
Total operating lease liability	$2,012,127	$772,593

Finance Leases
Finance leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles and acquired five (5) service vehicles.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental information for finance leases for the year ended December 31, 2023 is as follows:

December 31, 2023
Right-of-use assets obtained in exchange for finance lease liabilities	$200,187
Weighted-average remaining lease term - finance leases	5.0 years
Weighted-average discount rate - finance leases	10.4%

Supplemental balance sheet information related to finance leases as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Finance leases
Right-of-use assets - motor vehicles	$190,177	$200,187

Finance lease liability, current	$31,428	$40,540
Finance lease liability, long-term	151,483	159,647
Total finance lease liability	$182,911	$200,187

Future minimum lease commitments under non-cancellable operating and finance leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$563,175	$48,931	$612,106
Year 2	498,686	48,931	547,617
Year 3	472,862	48,931	521,793
Year 4	421,503	48,931	470,434
Year 5	302,960	36,699	339,659
Thereafter	103,230	—	103,230
Total lease payments	2,362,416	232,423	2,594,839
Less: imputed interest	350,289	49,512	399,801
Total	$2,012,127	$182,911	$2,195,038

Note 10.	Stock-Based Compensation
Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Amended Plan to 3,838,750 as of March 31, 2024, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2024 was 1,008,368.
During the three months ended March 31, 2024, we did not grant any options to purchase shares of common stock under the Amended Plan.
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
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Plan as of March 31, 2024 was 3,068,750.
During the three months ended March 31, 2024, we did not grant any options to purchase shares of common stock under the 2022 Plan.
Stock option activity for the three months ended March 31, 2024 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	3,638,122	$0.71	-	$10.33	$1.49	6.70 years	$127,811
Granted	—
Exercised	—
Canceled and forfeited	(801,350)	$0.74	-	$10.33	$2.73
Outstanding, March 31 2024	2,836,772	$0.71	-	$6.74	$1.14	7.06 years	$—
Exercisable, March 31, 2024	1,643,022				$1.28		$—
Vested and expected to vest, March 31, 2024	2,657,710				$1.16		$—
Consolidated stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $44,535 and $77,348, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At March 31, 2024, the total compensation cost related to unvested stock option awards not yet recognized is $362,187 and this amount will be recognized over a weighted average period of 2.44 years.

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
On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. At March 31, 2024 our obligation to Mr. Hatsopoulos under the promissory note, inclusive of $11,905 of accrued and unpaid interest, was $511,905. On March 21, 2024, John H. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one year, making the maturity date October 10, 2025, and agreeing to accept payment in cash or Tecogen Inc. common stock.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

 Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.
 Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. We have Level 2 financial assets as provided below.
 Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We have Level 3 liabilities as provided below.
Available-for-sale equity securities
    The following tables present the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2024 and 2023 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
March 31, 2024
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$112,493	$—	$112,493	$—	$18,749
Total recurring fair value measurements	$112,493	$—	$112,493	$—	$18,749

March 31, 2023
Recurring fair value measurements
Available-for-sale equity securities
EuroSite Power Inc.	$93,744	$—	$93,744	$—	$—
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$—

    We utilize a Level 2 category fair value measurement to value its investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended March 31, 2024 and 2023:

Fair value at December 31, 2023	$93,744
Unrealized gains	18,749
Fair value at March 31, 2024	$112,493

Fair value at December 31, 2022	$93,744
Unrealized gains	—
Fair value at March 31, 2023	$93,744

Contingent Contract Consideration
We utilize a Level 3 category fair value measurement to value the contingent contract consideration liability at period end since there are no quoted prices for this liability in non-active markets, there are no quoted prices for similar liabilities in active markets and there are no inputs that are observable for substantially the full term of the the liability. The contingent contract consideration calculation requires management to make estimates and assumptions that affect the reported amount of the liability. The contingent contract consideration is payable each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. On the date of acquisition, the fair value of the contingent consideration was calculated using a weighted average cost of capital of 15%, discounting the future cash flows to present value.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
March 31, 2024
Recurring fair value measurements
Contingent contract consideration
Current	$237,928	$—	$—	$237,928	$—
Long-term	1,016,558	—	—	1,016,558	—
Total recurring fair value measurements	$1,254,486	$—	$—	$1,254,486	$—

Note 13.	Segments
    As of March 31, 2024, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three months ended March 31, 2024 and 2023:

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended March 31, 2024
Revenue - external customers	$1,491,398	$4,014,310	$680,389	$—	$6,186,097
Intersegment revenue	—	117,348	—	(117,348)	$—
Total revenue	$1,491,398	$4,131,658	$680,389	$(117,348)	$6,186,097
Gross profit	$441,855	$1,922,053	$211,749	$—	$2,575,657
Identifiable assets	$9,793,634	$12,207,675	$3,295,316	$3,161,918	$28,458,543

Three Months Ended March 31, 2023
Revenue - external customers	$1,710,136	$3,136,173	$533,509	$—	$5,379,818
Intersegment revenue	—	88,214	—	(88,214)	—
Total revenue	$1,710,136	$3,224,387	$533,509	$(88,214)	$5,379,818
Gross profit	$497,567	$1,398,572	$195,770	$—	$2,091,909
Identifiable assets	$12,023,164	$9,750,153	$3,433,439	$3,036,675	$28,243,431

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts (the "Amendment"). The Amendment ("Second Amendment") includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2023 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms “Tecogen,” “we,” “our,” and “us” as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.

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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance service agreements (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. See Note 7. Aegis Contract and Related Asset Acquisitions of the Notes to the Consolidated Financial Statements.
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts (the "Amendment"). The Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis.
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
In recent years our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems reduce the facility's need for power, significantly reduce operating costs and the facility GHG footprint, and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production.
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director of registrant, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. See Note 11. Related Party Notes of the Notes to the Consolidated Financial Statements.
Impact of the Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine or in the Middle East. The higher energy prices for natural gas as a result of the war may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Overview
Tecogen designs, manufactures, markets, and maintains high efficiency, ultra-clean cogeneration products. These include natural gas engine driven combined heat and power (CHP) systems, chillers and heat pumps for multi-family residential, commercial, recreational and industrial use. We are known for products that provide customers with substantial energy savings, resiliency from utility power outages and for significantly reducing a customer’s carbon footprint. Our products are sold with our patented Ultera® technology which nearly eliminates all criteria pollutants such as NOx and CO. Our systems are greater than 88% efficient compared to typical electrical grid efficiencies of 40% to 50%. As a result, our greenhouse gas (GHG) emissions per KwH are typically half that of the electrical grid. Our systems generate electricity and hot water or in the case of our Tecochill product, both chilled water and hot water. These result in savings of energy related costs of up to 60% for our customers. Our products are expected to run on Renewable Natural Gas (RNG) as it is introduced into the US gas pipeline infrastructure.
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

TECOGEN INC.
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

TECOGEN INC.
Results of Operations

First Quarter of 2024 Compared to First Quarter of 2023

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	100.0%	100.0%
Cost of sales	58.4%	61.1%
Gross profit	41.6%	38.9%
Operating expenses
General and administrative	46.0%	51.9%
Selling	8.6%	9.7%
Research and development	4.1%	4.3%
Total operating expenses	58.6%	65.8%
Loss from operations	(17.0)%	(26.9)%
Total other expense, net	(0.3)%	—%
Loss before income taxes	(17.2)%	(26.9)%
Provision for state income taxes	0.4%	0.4%
Consolidated net loss	(17.6)%	(27.4)%
Income attributable to the non-controlling interest	(0.3)%	(0.3)%
Net loss attributable to Tecogen, Inc.	(17.9)%	(27.7)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	March 31, 2024	March 31, 2023	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$774,229	$543,693	$230,536	42.4%
Chiller	657,061	1,068,934	(411,873)	(38.5)%
Engineered accessories	60,108	97,509	(37,401)	(38.4)%
Total product revenues	1,491,398	1,710,136	(218,738)	(12.8)%
Services	4,014,310	3,136,173	878,137	28.0%
Energy production	680,389	533,509	146,880	27.5%
Total revenues	$6,186,097	$5,379,818	$806,279	15.0%

    Total revenues for the three months ended March 31, 2024 were $6,186,097 compared to $5,379,818 for the same period in 2023, an increase of $806,279 or 15.0% year over year.

TECOGEN INC.
Products
    Products revenues in the three months ended March 31, 2024 were $1,491,398 compared to $1,710,136 for the same period in 2023, a decrease of $218,738, or 12.8%. The decrease in revenue during the three months ended March 31, 2024 is due to a decrease in chiller sales of $411,873 and a decrease in engineered accessory sales of $37,401, offset partially by a $230,536 increase in cogeneration sales. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended March 31, 2024 were $4,014,310, compared to $3,136,173 for the same period in 2023, an increase of $878,137, or 28.0%. The increase in revenue during the three months ended March 31, 2024 is due primarily to the addition of $758,252 in revenue from the acquired Aegis maintenance contracts and a $119,885 increase in service contract revenues from existing contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended March 31, 2024 were $680,389, compared to $533,509 for the same period in 2023, an increase of $146,880, or 27.5%. The increase in Energy Production revenue is due to increased run hours at certain energy production sites.
Cost of Sales
    Cost of sales in the three months ended March 31, 2024 was $3,610,440 compared to $3,287,909 for the same period in 2023, an increase of $322,531, or 9.8%. The increase in cost of sales is due to increased service contract maintenance costs due to higher labor and material costs, and increased energy production costs. During the three months ended March 31, 2024 our gross margin increased to 41.6% compared to 38.9% for the same period in 2023, a 2.7% percentage point increase due to higher service contract revenue.
    Products
Cost of sales for Products in the three months ended March 31, 2024 was $1,049,543 compared to $1,212,568 for the same period in 2023, a decrease of $163,025, or 13.4% due to decreased sales of Products, offset partially by higher material costs. During the three months ended March 31, 2024, our Products gross margin was 29.6% compared to 29.1% for the same period in 2023, a 0.5% percentage point increase. The increase in margin is primarily a function of price increases instituted in 2023.
Services
Cost of sales for Services in the three months ended March 31, 2024 was $2,092,257 compared to $1,737,602 for the same period in 2023, an increase of $354,655, or 20.4%, due to increased labor and material costs as a consequence of the Aegis customer maintenance contracts acquisition. During the three months ended March 31, 2024, our Services gross margin increased to 47.9% compared to 44.6% in the same period in 2023, a 3.3% percentage point increase. The increase in margin is primarily due to lower costs incurred to replace engines at certain sites in 2024.
    Energy Production
    Cost of sales for Energy Production in the three months ended March 31, 2024 was $468,640 compared to $337,739 for the same period in 2023, an increase of $130,901, or 38.8%. During the three months ended March 31, 2024 our Energy Production gross margin decreased to 31.1% compared to 36.7% for the same period in 2023, a 5.6% percentage point decrease. The decrease in the energy production gross margin is due to increased gas and maintenance costs at certain of our Energy Production sites in the three months ended March 31, 2024 compared to the same period in 2023.
Operating Expenses
Operating expenses increased $83,887, or 2.4%, to $3,625,542 in the three months ended March 31, 2024 compared to $3,541,655 in the same period in 2023.

TECOGEN INC.

	Three Months Ended
Operating Expenses	March 31, 2024	March 31, 2023	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,848,568	$2,792,483	$56,085	2.0%
Selling	529,669	520,070	9,599	1.8%
Research and development	254,696	229,102	25,594	11.2%
Gain on disposition of assets	(7,391)	—	(7,391)	100.0%
Total	$3,625,542	$3,541,655	$83,887	2.4%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2024 were $2,848,568 compared to $2,792,483 for the same period in 2023, an increase of $56,085 or 2.0%, due primarily to a $111,827 increase in facility costs, due to the transition to our new facility, offset partially by a $67,271 reduction in travel expenses.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2024 were $529,669 compared to $520,070 for the same period in 2023, an increase of $9,599 or 1.8%, due to a $90,090 increase in sales commission, offset partially by a $74,853 reduction in trade show expense.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2024 were $254,696 compared to $229,102 for the same period in 2023, an increase of $25,594 or 11.2%.
The gain on asset dispositions for three months ended March 31, 2024 of $7,391 represents the excess of insurance proceeds received over the net book value of assets for auto claims filed during the period.
Income (loss) from Operations
    Our loss from operations for the three months ended March 31, 2024 was $1,049,885 compared to a loss from operations of $1,449,746 for the same period in 2023, a decrease of $399,861. The decrease is due primarily to higher Service and Energy Production Segment revenues and increased gross profit, offset partially by a $83,887 increase in operating expenses.
Other Income (Expense), net
    Other expense net for the three months ended March 31, 2024 was $15,668 compared to other income net of $415 for the same period in 2023, a decrease of $16,083, due to a $18,255 increase in interest due to borrowings under our related party note and lease financing and a $16,577 increase in currency exchange losses, offset partially by an increase of $18,749 in unrealized income on marketable securities recognized in the three months ended March 31, 2024.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended March 31, 2024 and 2023 was $22,063 and $22,638, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    Income attributable to the non-controlling interest was $17,351 for the three months ended March 31, 2024 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2023, income attributable to the non-controlling interest was $18,060.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended March 31, 2024 was a net loss of $1,104,967 compared to a net loss of $1,490,029 for the same period in 2023, a decrease of $385,062, or 25.8%. The decrease in the net loss is due to increased revenue and gross profit from our Service and Energy Production Segments, offset partially by a $83,887 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the three months ended March 31, 2024, we incurred a loss from operations of $1,049,885 compared to a net loss from operations of $1,449,746 in the same period in 2023. Cash flows from operations increased $533,082 during the three months ended March 31, 2024 compared to the same period in 2023. As of March 31, 2024, we had cash and cash equivalents of $1,510,435 compared to cash and cash equivalents of $1,351,270 as of December 31, 2023, an increase of $159,165 or 11.8%, and an accumulated deficit as of March 31, 2024, of $43,984,623. In addition to cash from operations, we have relied upon a loan in the amount of $500,000 from a related party to help fund operations. The loan becomes due on October 10, 2025. (See “Note 11 to the Condensed Consolidated Financial Statements” and “Liquidity,” below.) In view of the foregoing, we may need to raise additional cash through one or more equity or debt financings to continue to fund our operations and expand our business. There is no assurance we will be able to raise such financing or upon terms that are acceptable to us. (See also “Note 2 to the Condensed Consolidated Financial Statements” and in our Condensed Consolidated Financial Statements for the year ended December 31, 2023, included in our 2023 Form 10-K.) If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures, which may adversely affect our results of operations and financial conditions and the price of our stock.

Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2024	March 31, 2023	Increase (Decrease)
Operating activities	$248,216	$(284,866)	$533,082
Investing activities	(71,939)	—	(71,939)
Financing activities	(17,112)	—	(17,112)
Cash Provided by (Used in)	$159,165	$(284,866)	$444,031

Consolidated working capital at March 31, 2024 was $8,499,647 compared to $9,822,546 at December 31, 2023, a decrease of $1,322,899, or 13.5%. Included in working capital were cash and cash equivalents of $1,510,435 at March 31, 2024, compared to $1,351,270 at December 31, 2023, an increase of $159,165, or 11.8%.
Cash Flows from Operating Activities
    Cash provided by operating activities for the three months ended March 31, 2024 was $248,216 compared to $284,866 of cash used by operating activities for the same period in 2023, an increase of $533,082, or 187.1% Our accounts receivable and unbilled revenue balances were $6,533,130 and $1,258,532, respectively, at March 31, 2024 compared to $6,781,484 and $1,258,532 at December 31, 2023, providing $234,095 of cash. During the three months ended March 31, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.
Accounts payable decreased to $4,013,899 as of March 31, 2024 from $4,514,415 at December 31, 2023, using $500,516 in cash flow from operations. The decrease in accounts payable was due to decreased material purchases. Deferred revenue increased to $2,462,570 as of March 31, 2023 compared to $1,647,206 as of December 31, 2023, due to increased customer deposits, providing $791,181 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the three months ended March 31, 2024 we used $104,952 of cash to purchase property, plant and equipment and received $33,013 in proceeds from the disposition of assets, including insurance proceeds. During the three months ended March 31, 2023 there were no cash flows from investing activities.
Cash Flows from Financing Activities
During the three months ended March 31, 2024 we used $17,112 of cash in payment of finance lease principal. There were no cash flows from financing activities in the three months ended March 31, 2023.

TECOGEN INC.
Backlog
As of March 31, 2024, our backlog of product and installation projects, excluding service contracts, was $5,554,599, consisting of $5,122,266 of purchase orders received by us and $432,333 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of March 31, 2023, our backlog of product and installation projects, excluding service contracts, was $7,053,160 consisting of $5,157,056 of purchase orders received by us and $1,896,104 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At March 31, 2024, we had cash and cash equivalents of $1,510,435, a increase of $159,165 or 11.8% from the cash and cash equivalents balance at December 31, 2023. During the three months ended March 31, 2024, our revenues were negatively impacted due to customer order delays or deferrals; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues due to business closures and increased remote work and learning environments.
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
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The note, as amended on March 21, 2024, is due and repayable two years from the date of issuance and bears interest at 5.12% per annum payable in full at maturity. The loan is required to be repaid in the event of a change of control of the company and upon the occurrence of an event of default under the note, including upon a failure to pay the principal and interest when due, or the commencement of voluntary or involuntary bankruptcy or insolvency proceeding. The proceeds of the loans are expected to be used for general working capital purpose.
On March 21, 2024, John H. Hatsopoulos amended the terms of the Promissory Note dated October 10, 2023, extending the maturity date by one year, to October 10, 2025, and agreeing to accept payment in cash or Tecogen Inc. common stock.

Significant Accounting Policies and Critical Estimates
Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.
    See Note 1, Description of Business and Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

TECOGEN INC.
Seasonality
The majority of our chilling systems sold are operational during the summer. Demand for our service team is higher in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season' for the service team generally runs from May through the end of September. Our cogeneration sales are not generally affected by seasonality.
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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer ("Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), the term "disclosure controls and procedures" means controls and procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, has concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses and we are taking steps to remediate the weaknesses as resources become available.
Changes in Internal Control over Financial Reporting:
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc ("Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs' facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at March 31, 2024.

TECOGEN INC.
Item 1A. Risk Factors
    In addition to the risks described below, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 ("2023 Form 10-K") The risks discussed in our 2023 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2023 Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
We incurred a net loss from operations of $1,049,885 during the three months ended March 31, 2024, compared to a net loss from operations of $1,449,746 in the same period in 2023. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss from operations of $1,049,885 during the three months ended March 31, 2024, compared to a net loss from operations of $1,449,746 in the three months ended March 31, 2023. Historically, we have incurred net losses from operations, including a net loss of $4,598,103 in the year ended December 31, 2023, and, as of March 31, 2024, we had an accumulated deficit of $43,984,623. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future. Our cash flows from operations are insufficient to fund our business and, currently, we are reliant upon financing provided by a related party to help fund our operations. (See “Note 11 to the Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources-Liquidity.”)

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1
Amendment to the Agreement Regarding the Assignment of Certain Maintenance Agreements dated as of March 15, 2023 with Aegis Energy Services, LLC, incorporated by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on May 3, 2024.

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

TECOGEN INC.
(Registrant)

Dated: May 9, 2024	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)