Form 10-Q
period 2024-06-30
TECOGEN INC.
filed 2024-08-08
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36103
TECOGEN INC. (OTCQX:TGEN)
(Exact name of registrant as specified in its charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

76 Treble Cove Road, Bldg. 1
North Billerica, Massachusetts 01862
(Address of Principal Executive Offices and Zip Code)

(781) 466-6400
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

As of June 30, 2024, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2024

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$841,913	$1,351,270
Accounts receivable, net	5,364,228	6,781,484
Unbilled revenue	1,258,532	1,258,532
Inventories, net	10,113,493	10,553,419
Prepaid and other current assets	486,424	360,639
Total current assets	18,064,590	20,305,344
Long-term assets:
Property, plant and equipment, net	1,503,204	1,162,577
Right of use assets	2,176,953	943,283
Intangible assets, net	2,698,656	2,436,230
Goodwill	2,563,862	2,743,424
Other assets	147,695	201,771
TOTAL ASSETS	$27,154,960	$27,792,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes	$518,305	$505,505
Accounts payable	4,405,769	4,514,415
Accrued expenses	2,544,467	2,504,629
Deferred revenue, current	2,558,799	1,647,206
Lease obligations, current	475,253	289,473
Acquisition liabilities, current	859,619	845,363
Unfavorable contract liability, current	147,643	176,207
Total current liabilities	11,509,855	10,482,798
Long-term liabilities:
Deferred revenue, net of current portion	264,284	369,611
Lease obligations, net of current portion	1,703,543	683,307
Acquisition liabilities, net of current portion	1,222,690	1,181,779
Unfavorable contract liability, net of current portion	359,041	422,839
Total liabilities	15,059,413	13,140,334
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at June 30, 2024 and December 31, 2023	24,850	24,850
Additional paid-in capital	57,691,400	57,601,402
Accumulated deficit	(45,523,419)	(42,879,656)
Total Tecogen Inc. stockholders’ equity	12,192,831	14,746,596
Non-controlling interest	(97,284)	(94,301)
Total stockholders’ equity	12,095,547	14,652,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,154,960	$27,792,629

 The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues
Products	$119,673	$2,445,631
Services	4,126,517	3,952,971
Energy production	481,597	350,156
Total revenues	4,727,787	6,748,758
Cost of sales
Products	171,982	1,618,456
Services	2,191,815	2,075,869
Energy production	284,835	220,007
Total cost of sales	2,648,632	3,914,332
Gross profit	2,079,155	2,834,426
Operating expenses
General and administrative	2,897,993	2,917,283
Selling	405,277	480,786
Research and development	246,489	236,556
(Gain) loss on disposition of assets	3,363	(19,950)
Total operating expenses	3,553,122	3,614,675
Loss from operations	(1,473,967)	(780,249)
Other income (expense)
Other income (expense), net	18,894	(21,061)
Interest expense	(17,869)	(1,857)
Unrealized gain (loss) on investment securities	(37,497)	37,497
Total other income (expense), net	(36,472)	14,579
Loss before provision for state income taxes	(1,510,439)	(765,670)
Provision for state income taxes	37	9,614
Consolidated net loss	(1,510,476)	(775,284)
Income attributable to the non-controlling interest	(28,320)	(4,826)
Loss attributable to Tecogen Inc.	$(1,538,796)	$(780,110)

Net loss per share - basic	$(0.06)	$(0.03)
Net loss per share - diluted	$(0.06)	$(0.03)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Revenues
Products	$1,611,071	$4,155,767
Services	8,140,827	7,089,144
Energy production	1,161,985	883,665
Total revenues	10,913,883	12,128,576
Cost of sales
Products	1,221,525	2,831,024
Services	4,284,072	3,813,471
Energy production	753,475	557,746
Total cost of sales	6,259,072	7,202,241
Gross profit	4,654,811	4,926,335
Operating expenses
General and administrative	5,746,559	5,709,766
Selling	934,946	1,000,856
Research and development	501,185	465,658
Gain on sale of assets	(4,028)	(19,950)
Total operating expenses	7,178,662	7,156,330
Loss from operations	(2,523,851)	(2,229,995)
Other income (expense)
Interest and other income (expense), net	3,147	(20,231)
Interest expense	(36,539)	(2,272)
Unrealized gain (loss) on investment securities	(18,749)	37,497
Total other income (expense), net	(52,141)	14,994
Loss before provision for state income taxes	(2,575,992)	(2,215,001)
Provision for state income taxes	22,100	32,252
Consolidated net loss	(2,598,092)	(2,247,253)
Income attributable to non-controlling interest	(45,671)	(22,886)
Net loss attributable to Tecogen Inc.	$(2,643,763)	$(2,270,139)

Net income loss per share - basic	$(0.11)	$(0.09)
Net income loss per share - diluted	$(0.11)	$(0.09)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2024 and 2023
(unaudited)

	Tecogen Inc. Stockholders' Equity
Three Months Ended June 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2024	24,850,261	$24,850	$57,645,936	$(43,984,623)	$(76,950)	$13,609,213
Stock-based compensation expense	—	—	45,464	—	—	45,464
Distributions to non-controlling interest	—	—	—	—	(48,654)	(48,654)
Net income (loss)	—	—	—	(1,538,796)	$28,320	(1,510,476)
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$(97,284)	$12,095,547

Six Months Ended June 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	$14,652,295
Stock-based compensation expense	—	—	89,998	—	—	89,998
Distributions to non-controlling interest	—	—	—	—	(48,654)	(48,654)
Net income (loss)	—	—	—	(2,643,763)	45,671	(2,598,092)
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$(97,284)	$12,095,547

Three Months Ended June 30, 2023	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2023	24,850,261	$24,850	$57,428,356	$(39,771,577)	$(88,500)	$17,593,129
Stock-based compensation expense	—	—	28,589	—	—	28,589
Distributions to non-controlling interest	—	—	—	—	(23,838)	(23,838)
Net income (loss)	—	—	—	(780,110)	4,826	(775,284)
Balance at June 30, 2023	24,850,261	$24,850	$57,456,945	$(40,551,687)	$(107,512)	$16,822,596

Six Months Ended June 30, 2023	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	18,987,750
Stock-based compensation expense	—	—	105,937	—	—	105,937
Distributions to non-controlling interest	—	—	—	—	(23,838)	(23,838)
Net income (loss)	—	—	—	(2,270,139)	22,886	(2,247,253)
Balance at June 30, 2023	24,850,261	$24,850	$57,456,945	$(40,551,687)	$(107,512)	$16,822,596

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,598,092)	$(2,247,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	281,498	291,095
Provision for credit losses	19,063	44,000
Stock-based compensation	89,998	105,937
Unrealized (gain) loss on investment securities	18,749	(37,497)
Gain on disposition of assets	(4,028)	(19,950)
Non-cash interest expense	12,800	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,398,193	755,831
Employee retention credit	—	667,121
Unbilled revenue	—	56,994
Inventory	439,926	(1,133,618)
Prepaid assets and other current assets	(125,784)	(66,201)
Other assets	576,926	325,688
Increase (decrease) in:
Accounts payable	(108,646)	839,784
Accrued expenses and other current liabilities	39,838	178,241
Deferred revenue	806,266	752,873
Other liabilities	(756,410)	(359,369)
Net provided by operating activities	90,297	153,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(556,636)	(19,607)
Proceeds from disposition of assets	36,213	16,863
Payment for business acquisition	—	(170,000)
Distributions to non-controlling interest	(48,654)	(23,838)
Net cash used in investing activities	(569,077)	(196,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(30,577)	—
Net cash used in financing activities	(30,577)	—
Net decrease in cash and cash equivalents	(509,357)	(42,906)
Cash and cash equivalents, beginning of the period	1,351,270	1,913,969
Cash and cash equivalents, end of the period	$841,913	$1,871,063

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,909	$1,443
Cash paid for taxes	$22,100	$32,252
Non-cash investing activities:
Aegis Contract and Related Asset Acquisition:
Accounts receivable credit	$—	$300,000
Accounts payable assumed	—	111,178
Contingent consideration	272,901	1,442,462
Total	$272,901	$1,853,640

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
Liquidity, Going Concern and Management's Plans
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of June 30, 2024, our cash and cash equivalents were $841,913, compared to $1,351,270 at December 31, 2023, a decrease of $509,357. For the six months ended June 30, 2024 we generated $90,297 in cash from operations and a net operating loss of $2,523,851, due to a decrease in Products revenue and gross margin and a decrease in Services gross margin percentage due to higher labor and material costs to replace engines at certain sites in 2024. Our Service gross margin percentage for the six months ended June 30, 2024 of 47.4% is below our historical Service gross margins which ranged between 53.0% to 55.0%. Working capital at June 30, 2024 was $6,554,735, compared to $9,822,546 at December 31, 2023, a decrease of $3,267,811 and our accumulated deficit was $45,523,419.

As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the our ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the sale and shipment of newly developed hybrid-drive air-cooled chillers and the acquisition of additional maintenance contracts in February 2024 and May 2024 (see Note 7. "Aegis Contract and Related Asset Acquisitions"). Our backlog at June 30, 2024 was $5,121,551. We may also be required to borrow funds under note subscription agreements with related parties (see Note 11. "Related Party Notes"). Based on management's analysis, we believe that cash flows from operations and the note agreements will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. Based on our analysis, the consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we do not achieve our revenue, expenditure or cash flows, we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.
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
The accompanying consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of June 30, 2024 and December 31, 2023.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of June 30, 2024 and the results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes for the three and six months ended June 30, 2024 and 2023 are also unaudited. The operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All intercompany transactions have been eliminated in consolidation.
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
Business Combinations
In accordance with applicable accounting standards, we estimate the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We may make certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from energy production sites or customer maintenance contracts, estimated operating costs, as well as discount rates. At the acquisition date, we will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller. Contingent consideration is recorded at fair value on the acquisition date based on our expectation of achieving the contractually defined revenue targets. The fair value of the contingent consideration liabilities is remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in general and administrative expense in the consolidated statement of operations. Contingent consideration liabilities and deferred payments to sellers are recorded as current liabilities and long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.
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
Segment Information
Our operations are comprised of three (3) business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems. Our Services segment installs and maintains our cogeneration systems. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. The following table further disaggregates our revenue by major source by segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Products:
Cogeneration	$119,673	$427,314	$893,902	$971,007
Chiller	—	1,687,981	657,061	2,756,915
Engineered Accessories	—	330,336	60,108	427,845
Total Products Revenue	119,673	2,445,631	1,611,071	4,155,767
Services	4,126,517	3,952,971	8,140,827	7,089,144
Energy production	481,597	350,156	1,161,985	883,665
Total revenues	$4,727,787	$6,748,758	$10,913,883	$12,128,576

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
We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point the customer takes ownership of the product. Payment terms on product sales are generally 30 days. We recognize revenue in certain circumstances before delivery to the customer has occurred (commonly referred to as bill and hold transactions). We recognize revenue related to such transactions once, among other things, the customer has made a written fixed commitment to purchase the product(s) under normal billing and credit terms, the customer has requested the product(s) be held for future delivery as scheduled and designated by them, risk of ownership has been assumed by the customer, and the product(s) are tagged as sold and segregated for storage awaiting further direction from the customer. Due to the infrequent nature and duration of bill and hold arrangements, the value associated with custodial storage services is deemed immaterial in the context of the contract and in total, and, accordingly, none of the transaction price is allocated to such service.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Contract Balances
    The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the condensed consolidated balance sheets.
    We did not recognize any revenue during the six months ended June 30, 2024 that was included in unbilled revenue as of June 30, 2024.
    Revenue recognized during the six months ended June 30, 2024 that was included in deferred revenue at the beginning of the period was approximately $443,939.
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
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,823,083. We expect to recognize revenue of approximately 74.7% of the remaining performance obligations over the next 24 months, 65.3% recognized in the first 12 months and 9.4% recognized over the subsequent 12 months and the balance thereafter.

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss available to stockholders	$(1,538,796)	$(780,110)	$(2,643,763)	$(2,270,139)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261	24,850,261	24,850,261

Basic loss per share	$(0.06)	$(0.03)	$(0.11)	$(0.09)
Diluted loss per share	$(0.06)	$(0.03)	$(0.11)	$(0.09)

Anti-dilutive shares underlying stock options outstanding	1,911,532	1,831,851	1,911,532	1,831,851

Note 4.	Inventories, net
Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials, net	$8,828,544	$8,803,054
Work-in-process	702,309	798,522
Finished goods, net	582,640	951,843
Total inventories, net	$10,113,493	$10,553,419

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2024	December 31, 2023
Energy systems	1 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,626,060	1,744,596
Furniture and fixtures	5 years	222,755	212,963
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	469,474	466,789
Construction in progress		539,410	—
		5,860,796	5,427,445
Less - accumulated depreciation and amortization		(4,357,592)	(4,264,868)
Property, plant and equipment, net		$1,503,204	$1,162,577
* Lesser of estimated useful life of asset or lease term

Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2024 and 2023 was $110,873 and $205,711 and $161,701 and $279,193, respectively. Construction in progress are costs incurred during the three months ended June 30, 2024 for initial improvements required to the North Billerica, Massachusetts leased premises which are estimated to range between $500,000 and $750,000.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2024 and December 31, 2023 we had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2024			December 31, 2023
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(691,323)	$86,142	$777,465	$(658,676)	$118,789
Patents	888,910	(540,656)	348,254	888,910	(496,807)	392,103
Developed technology	240,000	(180,000)	60,000	240,000	(172,000)	68,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(122,542)	141,394	263,936	(103,689)	160,247
Favorable contract asset	384,465	(377,989)	6,476	384,465	(376,138)	8,327
Customer contracts	2,225,123	(195,629)	2,029,494	1,772,659	(110,791)	1,661,868
	$4,806,795	$(2,108,139)	$2,698,656	$4,354,331	$(1,918,101)	$2,436,230

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,111,484)	$506,684	$2,618,168	$(2,019,122)	$599,046
The aggregate amortization expense related to intangible assets exclusive of contract related intangibles for the three and six months ended June 30, 2024 and 2023 was $52,204 and $105,199 and $61,000 and $110,361. The net aggregate amortization expense (credit) related to the amortization of the contract related intangible assets and liabilities for the three and six months ended June 30, 2024 and 2023 was $175 and $(7,523) and $2,258 and $(58,675) respectively

Contract and Non-Contracted Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the estimated fair value of American DG Energy's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us in May 2017. The customer contract asset includes the maintenance contracts acquired by us on

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

April 1, 2023, February 1, 2024 and May 1, 2024, as part of the Aegis acquisition (see Note 7. "Aegis Contract and Related Asset Acquisition.")
Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term, which range from approximately 1-11 years, and is charged against cost of sales and general & administrative expenses in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years and thereafter as of June 30, 2024 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$170,409	$44,847	$215,256
Year 2	164,011	107,604	271,615
Year 3	162,304	126,948	289,252
Year 4	96,534	136,329	232,863
Year 5	22,282	137,208	159,490
Thereafter	20,250	976,350	996,600
Total	$635,790	1,529,286	$2,165,076

Note 7.	Aegis Contract and Related Asset Acquisitions
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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts (the "Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. No additional maintenance service agreements contemplated in the Amendment have been executed as of June 30, 2024.
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts (the "Second Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis. No additional maintenance service agreements contemplated in the Second Amendment have been executed as of June 30, 2024.
We have determined that the assignment and assumption of the Aegis maintenance agreements, in combination with the related asset acquisition and the retention of the former Aegis employees, constitutes a business and should be accounted for as a business combination under the acquisition method. As of the acquisition date, we recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed, at fair value. We have applied an interpretation of the guidance in ASC 805, Business Combinations, that allows an entity to combine multiple acquisitions as one single transaction due to the April 1, 2023, February 1, 2024 and May 1, 2024 acquisitions being executed in contemplation of one another to achieve the same commercial objective for the Company. As a result, we have adjusted the initial accounting for the April 1, 2023 acquisition for the value of net assets acquired from the February 1, 2024 and May 1, 2024 acquisitions.
We have included the financial results of the Aegis maintenance agreements in our consolidated financial statements from April 1, 2023, from February 1, 2024 and from May 1, 2024, the closing or acquisition dates for the acquisitions.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the consideration paid for the Aegis acquisitions and the fair value of assets acquired and contract-related liabilities assumed as of the respective acquisition dates for each acquisition along with the combined accounting result:

	April 1, 2023	February 1, 2024	May 1, 2024	Total
Consideration Paid:
Cash	$170,000	$—	$—	$170,000
Accounts receivable credit issued	300,000	—	—	300,000
Account payable due to Aegis	91,048	—	—	91,048
Contingent consideration	1,256,656	101,641	171,260	1,529,557
Total fair value of consideration transferred	1,817,704	101,641	171,260	2,090,605

Identifiable assets acquired and liabilities assumed:
Assets acquired
Property, plant and equipment	170,000	—	—	170,000
Inventory	391,048	—	—	391,048
Identifiable intangible asset - customer contracts	1,772,659	184,587	267,877	2,225,123
	2,333,707	184,587	267,877	2,786,171
Acquired contract-related liabilities assumed
Deferred maintenance reserve	(853,271)	—	—	(853,271)
	(853,271)	—	—	(853,271)
Net identifiable assets acquired	1,480,436	184,587	267,877	1,932,900
Excess of cost over fair value of net assets acquired (Goodwill)	$337,268	$(82,946)	$(96,617)	$157,705

Initial Acquisition - April 1, 2023
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
As of June 30, 2024, we recorded no adjustments to the fair value of the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and the actual and expected maintenance costs were consistent with our initial valuation.
Second Acquisition - February 1, 2024
The amounts initially recognized for identifiable intangible assets and contingent consideration are provisional, pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. During the three months ended June 30, 2024, we identified a $9,232 adjustment to increase the contingent consideration liability and a $5,052 adjustment reducing the customer contracts intangible asset. As of June 30, 2024, we have not completed our analysis and valuation for the second maintenance service agreement acquisition.
Third Acquisition - May 1, 2024
The amounts initially recognized for identifiable intangible assets and contingent consideration are provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of June 30, 2024, we have not completed our analysis and valuation for the third maintenance service agreement acquisition.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Acquisition-related costs which consisted on recurring internal resources were de minimus and such costs were expensed as incurred (ASC 805-50-30-1).
The following table summarizes the contract-related liabilities assumed as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Acquisition liabilities, current
Contingent consideration	$269,368	$200,639
Deferred maintenance reserve	590,251	644,724
	859,619	845,363
Acquisition liabilities, long-term
Contingent consideration	1,129,172	994,743
Deferred maintenance reserve	93,518	187,036
	$1,222,690	$1,181,779

Revenues and gross profit from the Aegis maintenance contracts were $652,785 and $471,835 and $1,411,547 and $956,879, respectively, for the three and six months ended June 30, 2024. Revenue and gross profit for the three months ended June 30, 2023 were $628,813 and $411,106. The revenue and gross profit are included in our Services segment since the date of the acquisition.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of June 30, 2024, we do not expect to make any material payments under the guarantee.
At June 30, 2024, we were due $93,517 under the energy production contracts, representing fifty percent of the excess cash flows above the minimum threshold for the bi-annual period ended December 31, 2023 and the bi-annual period ended June 30, 2024. We expect to receive these funds in the third quarter of 2024.
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
Operating Leases
Operating leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
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
On January 1, 2024 we extended our lease for the 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

base monthly rent for the extension is $4,560 per month. On February 1, 2024 we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for 1,751 square foot Hayward, CA service center for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month.
The lease on our former headquarters located in Waltham, Massachusetts which consists of approximately 43,000 square feet of manufacturing, storage and office space, expired on April 30, 2024. The base monthly rent in 2024 was $44,254.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2024 and 2023 was $195,651 and $467,213 and $216,841 and $406,556, respectively.
Supplemental information related to operating leases for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$451,881	$371,264
Right-of-use assets obtained in exchange for operating lease liabilities	$1,547,800	$—
Weighted-average remaining lease term - operating leases	4.5 Years	3.7 Years
Weighted-average discount rate - operating leases	7.5%	6.0%

Supplemental balance sheet information related to operating leases as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$1,952,681	$743,096

Operating lease liability, current	$421,467	$248,933
Operating lease liability, long-term	1,560,437	523,660
Total operating lease liability	$1,981,904	$772,593
Finance Leases
Finance leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles and acquired five (5) service vehicles. On May 21, 2024 we entered into a lease for a waste oil boiler.
Supplemental information for finance leases for the six months ended June 30, 2024 and 2023 was as follows:

	June 30, 2024	June 30, 2023
Right-of-use assets obtained in exchange for finance lease liabilities	$27,282	$—
Weighted-average remaining lease term - finance leases	0.8 Years	0.0 Years
Weighted-average discount rate - finance leases	—%	—%

Supplemental balance sheet information related to finance leases as of June 30, 2024 and December 31, 2023 is as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	June 30, 2024	December 31, 2023
Finance leases
Right-of-use assets - motor vehicles	$196,990	$200,187
Right-of-use assets - boiler	27,282	—
Total finance lease assets	$224,272	$200,187

Finance lease liability, current	$53,786	$40,540
Finance lease liability, long-term	143,106	159,647
Total finance lease liability	$196,892	$200,187

Future minimum lease commitments under non-cancellable operating and finance leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$548,724	$70,468	$619,192
Year 2	544,398	48,931	593,329
Year 3	497,410	48,931	546,341
Year 4	423,484	48,931	472,415
Year 5	210,096	24,466	234,562
Thereafter	89,343	—	89,343
Total lease payments	2,313,455	241,727	2,555,182
Less: imputed interest	331,551	44,835	376,386
Total	$1,981,904	$196,892	$2,178,796

Note 10.	Stock-Based Compensation
Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of June 30, 2024, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 ("Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2024 was 1,021,768.
During the six months ended June 30, 2024, we did not grant any options to purchase shares of common stock or issue any stock grants under the Amended Plan.
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
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Plan as of June 30, 2024 was 2,943,750.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2024, we granted non-qualified options to purchase an aggregate of 125,000 shares of common stock under the 2022 Plan at $0.77 per share to certain non-employee directors.
Stock option activity for the six months ended June 30, 2024 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	3,638,122	$0.71	-	$10.33	$1.49	6.70 years	$127,811
Granted	125,000	$0.77			$0.77
Exercised	—
Canceled and forfeited	(816,590)	$0.74	-	$10.33	$2.73
Outstanding, June 30, 2024	2,946,532	$0.71	-	$6.74	$1.12	6.95 years	$46,675
Exercisable, June 30, 2024	1,686,532				$1.27		$29,525
Vested and expected to vest, June 30, 2024	2,651,282				$1.15		$44,103
Consolidated stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was $45,464 and $89,998 and $28,589 and $105,937, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At June 30, 2024, the total compensation cost related to unvested stock option awards not yet recognized is $361,450 and this amount will be recognized over a weighted average period of 2.43 years.

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
On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. At June 30, 2024 our obligation to Mr. Hatsopoulos under the promissory note, inclusive of $11,905 of accrued and unpaid interest, was $518,305. On March 21, 2024, John H. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one year, making the maturity date October 10, 2025, and agreeing to accept payment in cash or Tecogen Inc. common stock. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

 Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We have Level 3 liabilities as provided below.
Available-for-sale equity securities
    The following tables present the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2024 and 2023 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
June 30, 2024
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(18,749)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(18,749)

June 30, 2023
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
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the six months ended June 30, 2024 and 2023:

Fair value at December 31, 2023	$93,744
Unrealized losses	(18,749)
Fair value at June 30, 2024	$74,995

Fair value at December 31, 2022	$93,744
Unrealized gains	37,497
Fair value at June 30, 2023	$131,241
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
June 30, 2024
Recurring fair value measurements
Contingent contract consideration
Current	$269,368	$—	$—	$269,368	$—
Long-term	1,129,172	—	—	1,129,172	—
Total recurring fair value measurements	$1,398,540	$—	$—	$1,398,540	$—

June 30, 2023
Recurring fair value measurements
Contingent contract consideration
Current	$164,357	$—	$—	$164,357	$—
Long-term	1,278,105	—	—	1,278,105	—
Total recurring fair value measurements	$1,442,462	$—	$—	$1,442,462	$—

Note 13.	Segments
As of June 30, 2024, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products and services provided to customers and represent our reportable segments. The following table presents information by reportable segment for the three and six months ended June 30, 2024 and 2023:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended June 30, 2024
Revenue - external customers	$119,673	$4,126,517	$481,597	$—	$4,727,787
Intersegment revenue	—	81,852	—	(81,852)	$—
Total revenue	$119,673	$4,208,369	$481,597	$(81,852)	$4,727,787
Gross profit	$(52,309)	$1,934,702	$196,762	$—	$2,079,155
Identifiable assets	$8,801,555	$12,798,442	$3,150,322	$2,404,641	$27,154,960

Six Months Ended June 30, 2024
Revenue - external customers	$1,611,071	$8,140,827	$1,161,985	$—	$10,913,883
Intersegment revenue	—	199,200	—	(199,200)	$—
Gross profit	$389,546	$3,856,755	$408,510	$—	$4,654,811
Identifiable assets	$8,801,555	$12,798,442	$3,150,322	$2,404,641	$27,154,960

Three Months Ended June 30, 2023
Revenue - external customers	$2,445,631	$3,952,971	$350,156	$—	$6,748,758
Intersegment revenue	—	66,143	—	(66,143)	—
Total revenue	$2,445,631	$4,019,114	$350,156	$(66,143)	$6,748,758
Gross profit	$827,175	$1,877,102	$130,149	$—	$2,834,426
Identifiable assets	$9,955,171	$13,051,494	$3,284,542	$3,508,978	$29,800,185

Six Months Ended June 30, 2023
Revenue - external customers	$4,155,767	$7,089,144	$883,665	$—	$12,128,576
Intersegment revenue	—	154,357	—	(154,357)	—
Total revenue	$4,155,767	$7,243,501	$883,665	$(154,357)	$12,128,576
Gross profit	$1,324,743	$3,275,673	$325,919	$—	$4,926,335
Identifiable assets	$9,955,171	$13,051,494	$3,284,542	$3,508,978	$29,800,185

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On July 23, 2024, we borrowed an additional $500,000 from Mr. John N. Hatsopoulos, and executed a promissory note with a maturity of year year and an interest rate of 5.06% per annum on the terms and conditions set forth therein and the Note Subscription Agreement dated October 9, 2023, as amended.

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
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts (the "Second Amendment"). The Second Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis.
See Note 7. Aegis Contract and Related Asset Acquisitions of the Notes to the Consolidated Financial Statements.
Factory Move
In April, 2024, Tecogen moved it's manufacturing operations and corporate offices from 45 First Ave, Waltham, MA to 76 Treble Cove Road, North Billerica, MA. As a result of the move, product revenues were impacted during the second quarter of 2024. The factory move also necessitated construction activities to install equipment test cells and comply with local regulations. The Company will be able to resume manufacturing operations during the third quarter of 2024.
Impact of Anti-fossil Fuel Sentiment
In some key markets such as New York City, the regulatory push to eliminate fossil fuels from buildings has impacted cogeneration unit sales. The Company believes that as regulations take into account scope 2 emissions, products like our hybrid chiller that can choose the cleanest fuel source will have a significant advantage in decarbonization efforts.

TECOGEN INC.
Impact of Utility Power Constraints and Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, customers are facing power constraints. Tecogen believes that these power constrained customers, in particular data centers and industrial facilities represent a significant opportunity for growth. The customer need is driven by ability to expand an existing facility or open a new facility quickly while taking advantage of utility bills savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product can provide on-site power generation by using an inverter based system that operates at 480V. This allows customers to eliminate long lead times associated with electrical switch gear and bridge any short fall in power from the utility.
Residual Impacts of Covid
Supply chains were adversely impacted during Covid resulting in significant delays or lack of availability of critical components such as engines. This has continued to have long term impact on product and service margin. The direct impact has been certain costs increasing faster than inflation. The indirect impact is from increased engine related costs in the service segment as replacements were deferred or overhauled components were used due to lack of parts. We have instituted a service price increase and have also been making engineering improvements to increase service intervals to increase margins.
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
Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for the use of our cogeneration equipment in low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. We propose to address this challenge by developing a highly efficient energy solution for CEA grown produce using our cogeneration products in conjunction with solar energy generation, energy storage, and other technologies.
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
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos, a director and principal shareholder of registrant, and Earl R. Lewis, III, a director of registrant, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. See Note 11. Related Party Notes of the Notes to the Consolidated Financial Statements.
Impact of the Geopolitical Tensions

TECOGEN INC.
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

TECOGEN INC.
Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues	100.0%	100.0%
Cost of sales	56.0%	58.0%
Gross profit	44.0%	42.0%
Operating expenses
General and administrative	61.3%	43.2%
Selling	8.6%	7.1%
Research and development	5.2%	3.5%
Gain on sale of assets	0.1%	(0.3)%
Total operating expenses	75.2%	53.6%
Loss from operations	(31.2)%	(11.6)%
Total other expense, net	(0.8)%	0.2%
Loss before income taxes	(31.9)%	(11.3)%
Provision for state income taxes	—%	0.1%
Consolidated net loss	(31.9)%	(11.5)%
Income attributable to the non-controlling interest	(0.6)%	(0.1)%
Net loss attributable to Tecogen, Inc.	(32.5)%	(11.6)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$119,673	$427,314	$(307,641)	(72.0)%
Chiller	—	1,687,981	(1,687,981)	(100.0)%
Engineered accessories	—	330,336	(330,336)	(100.0)%
Total product revenues	119,673	2,445,631	(2,325,958)	(95.1)%
Services	4,126,517	3,952,971	173,546	4.4%
Energy production	481,597	350,156	131,441	37.5%
Total revenues	$4,727,787	$6,748,758	$(2,020,971)	(29.9)%

    Total revenues for the three months ended June 30, 2024 were $4,727,787 compared to $6,748,758 for the same period in 2023, a decrease of $2,020,971 or 29.9% year over year.

TECOGEN INC.

Products
    Products revenues in the three months ended June 30, 2024 were $119,673 compared to $2,445,631 for the same period in 2023, a decrease of $2,325,958, or 95.1%. The decrease in revenue during the three months ended June 30, 2024 is due to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity, resulting in a decrease in chiller sales of $1,687,981, a $307,641 decrease in cogeneration sales, and a decrease in engineered accessory sales of $330,336. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended June 30, 2024 were $4,126,517, compared to $3,952,971 for the same period in 2023, an increase of $173,546, or 4.4%. The increase in revenue during the three months ended June 30, 2024 is due to the addition of $23,972 in revenue from the acquired Aegis maintenance contracts, $67,884 of revenue representing our share of the excess cash flows above the minimum threshold for the bi-annual period ended June 30, 2024 and a $81,690 increase in service contract revenues from existing contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements and by the acquisition of maintenance contracts. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended June 30, 2024 were $481,597, compared to $350,156 for the same period in 2023, an increase of $131,441, or 37.5%. The increase in Energy Production revenue is due to increased run hours at certain energy production sites.
Cost of Sales
    Cost of sales in the three months ended June 30, 2024 was $2,648,632 compared to $3,914,332 for the same period in 2023, a decrease of $1,265,700, or 32.3%. The decrease in cost of sales is due to decreased Product sales, offset by increased service contract maintenance costs due to higher labor and material costs to replace engines at certain sites in 2024, and increased energy production costs. During the three months ended June 30, 2024 our gross margin increased to 44.0% compared to 42.0% for the same period in 2023, a 2.0% percentage point increase due to higher service contract revenue.
    Products
Cost of sales for Products in the three months ended June 30, 2024 was $171,982 compared to $1,618,456 for the same period in 2023, a decrease of $1,446,474, or 89.4% due to decreased sales of Products. During the three months ended June 30, 2024, our Products gross margin was negative 43.7% compared to 33.8% for the same period in 2023, a 77.5% percentage point decrease. The decrease in margin was a function of minimal Products revenue, warranty costs and unabsorbed labor costs in the three months ended June 30, 2024.
Services
Cost of sales for Services in the three months ended June 30, 2024 was $2,191,815 compared to $2,075,869 for the same period in 2023, an increase of $115,946, or 5.6%, due to increased labor and material costs as a consequence of increased revenue from the Aegis customer maintenance contracts acquisition. During the three months ended June 30, 2024, our Services gross margin decreased to 46.9% compared to 47.5% in the same period in 2023, a 0.6% percentage point decrease. The decrease in margin is due to higher costs incurred to replace engines at certain sites in 2024.
Supply chains were adversely impacted during Covid resulting in significant delays or lack of availability of critical components such as engines. This has continued to have long term impact on service margin. The direct impact has been certain costs increasing faster than inflation. The indirect impact is from increased engine related costs in the service segment as replacements were deferred or overhauled components were used due to lack of parts. We have instituted a service price increase and have also been making engineering improvements to increase service intervals to increase margins.
    Energy Production
    Cost of sales for Energy Production in the three months ended June 30, 2024 was $284,835 compared to $220,007 for the same period in 2023, an increase of $64,828, or 29.5%. During the three months ended June 30, 2024 our Energy Production gross margin increased to 40.9% compared to 37.2% for the same period in 2023, a 3.7% percentage point increase. The increase in the energy production gross margin is due to increased run hours at certain of our Energy Production sites in the three months ended June 30, 2024 compared to the same period in 2023 and lower maintenance costs.

TECOGEN INC.
Operating Expenses
Operating expenses decreased $61,553, or 1.7%, to $3,553,122 in the three months ended June 30, 2024 compared to $3,614,675 in the same period in 2023.

	Three Months Ended
Operating Expenses	June 30, 2024	June 30, 2023	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,897,993	$2,917,283	$(19,290)	(0.7)%
Selling	405,277	480,786	(75,509)	(15.7)%
Research and development	246,489	236,556	9,933	4.2%
Gain on disposition of assets	3,363	(19,950)	23,313	(116.9)%
Total	$3,553,122	$3,614,675	$(61,553)	(1.7)%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2024 were $2,897,993 compared to $2,917,283 for the same period in 2023, a decrease of $19,290 or 0.7%, due to a $70,263 decrease in depreciation and amortization costs, a $66,641 decrease in consulting costs, a $72,766 decrease in business insurance costs, and a $39,195 decrease in the provision for credit losses, offset partially by a $146,369 increase in payroll and related expenses, a $68,527 increase in facility costs due to the transition to our new facility, and $83,055 of relocation costs.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2024 were $405,277 compared to $480,786 for the same period in 2023, a decrease of $75,509 or 15.7%, due to a $64,218 decrease in sales commission and a $20,280 decrease in payroll and related benefits.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2024 were $246,489 compared to $236,556 for the same period in 2023, an increase of $9,933 or 4.2%.
The loss on asset dispositions for three months ended June 30, 2024 was $3,363 compared to a gain on asset dispositions of $19,950.
Income (loss) from Operations
    Our loss from operations for the three months ended June 30, 2024 was $1,473,967 compared to a loss from operations of $780,249 for the same period in 2023, an increase of $693,718. The increase in the loss from operations is due to lower Products revenues and decreased gross profit, offset partially by a $61,553 decrease in operating expenses.
Other Income (Expense), net
    Other expense net for the three months ended June 30, 2024 was $36,472 compared to other income net of $14,579 for the same period in 2023, a decrease of $51,051, due to unrealized loses on marketable securities of $37,497 recognized in the three months ended June 30, 2024, compared to an unrealized gain on marketable securities of $37,497 recognized in 2023 and to a $16,012 increase in interest due to borrowings under our related party note and lease financing, offset partially by a $39,955 increase in currency exchange gains.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended June 30, 2024 and 2023 was $37 and $9,614, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    Income attributable to the non-controlling interest was $28,320 for the three months ended June 30, 2024 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2023, income attributable to the non-controlling interest was $4,826.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended June 30, 2024 was a net loss of $1,538,796 compared to a net loss of $780,110 for the same period in 2023, an increase of $758,686, or 97.3%. The increase in the net loss is due to lower Products revenue and gross profit, offset partially by a $61,553 decrease in operating expenses.

TECOGEN INC.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2024	June 30, 2023
Revenues	100.0%	100.0%
Cost of sales	57.3%	59.4%
Gross profit	42.7%	40.6%
Operating expenses
General and administrative	52.7%	47.1%
Selling	8.6%	8.3%
Research and development	4.6%	3.8%
Gain on sale of assets	—%	(0.2)%
Total operating expenses	65.8%	59.0%
Loss from operations	(23.1)%	(18.4)%
Total other income (expense), net	(0.5)%	0.1%
Loss before income taxes	(23.6)%	(18.3)%
Income tax provision	0.2%	0.2%
Consolidated net loss	(23.8)%	(18.5)%
Income attributable to the non-controlling interest	(0.4)%	(0.2)%
Net loss attributable to Tecogen, Inc.	(24.2)%	(18.7)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Six Months Ended
	June 30, 2024	June 30, 2023	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$893,902	$971,007	$(77,105)	(7.9)%
Chiller	657,061	2,756,915	(2,099,854)	(76.2)%
Engineered accessories	60,108	427,845	(367,737)	(86.0)%
Total product revenues	1,611,071	4,155,767	(2,544,696)	(61.2)%
Services	8,140,827	7,089,144	1,051,683	14.8%
Energy production	1,161,985	883,665	278,320	31.5%
Total revenues	$10,913,883	$12,128,576	$(1,214,693)	(10.0)%

    Total revenues for the six months ended June 30, 2024 were $10,913,883 compared to $12,128,576 for the same period in 2023, a decrease of $1,214,693 or 10.0% year over year.

Products

TECOGEN INC.
    Products revenues in the six months ended June 30, 2024 were $1,611,071 compared to $4,155,767 for the same period in 2023, a decrease of $2,544,696, or 61.2%. The decrease in revenue during the six months ended June 30, 2024 is due to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity and customer order delays, resulting in a decrease in chiller sales of $2,099,854, a $367,737 decrease in engineered accessory sales and a $77,105 decrease in cogeneration sales. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the six months ended June 30, 2024 were $8,140,827, compared to $7,089,144 for the same period in 2023, an increase of $1,051,683, or 14.8%. The increase in revenue during the six months ended June 30, 2024 is due to the addition of $782,734 in revenue from the acquired Aegis maintenance contracts, $67,884 of revenue representing our share of the excess cash flows above the minimum threshold for the bi-annual period ended June 30, 2024 and a $201,065 increase in service contract revenues from existing contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements and by the acquisition of maintenance contracts. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the six months ended June 30, 2024 were $1,161,985, compared to $883,665 for the same period in 2023, an increase of 278,320, or 31.5%. The increase in Energy Production revenue is due to increased run hours at certain energy production sites.
Cost of Sales
    Cost of sales in the six months ended June 30, 2024 was $6,259,072 compared to $7,202,241 for the same period in 2023, a decrease of $943,169, or 13.1%. The decrease in cost of sales is due to decreased Products revenue, offset partially by increased service contract maintenance costs due to higher labor and material to replace engines at certain sites in 2024, and increased energy production costs. During the six months ended June 30, 2024 our gross margin increased to 42.7% compared to 40.6% for the same period in 2023, a 2.1% percentage point increase due to higher service contract revenue.
    Products
Cost of sales for Products in the six months ended June 30, 2024 was $1,221,525 compared to $2,831,024 for the same period in 2023, a decrease of $1,609,499, or 56.9% due to decreased sales of Products. During the six months ended June 30, 2024, our Products gross margin was 24.2% compared to 31.9% for the same period in 2023, a 7.7% percentage point decrease. The decrease in margin was function of minimal Products revenue, warranty costs and unabsorbed labor costs in the three months ended June 30, 2024.
Services
Cost of sales for Services in the six months ended June 30, 2024 was $4,284,072 compared to $3,813,471 for the same period in 2023, an increase of $470,601, or 12.3%, due to increased labor and material costs as a consequence of the Aegis customer maintenance contracts acquisition. During the six months ended June 30, 2024, our Services gross margin increased to 47.4% compared to 46.2% in the same period in 2023, a 1.2% percentage point increase. The increase in margin is due to lower costs incurred to replace engines at certain sites in 2024.
Supply chains were adversely impacted during Covid resulting in significant delays or lack of availability of critical components such as engines. This has continued to have long term impact on product and service margin. The direct impact has been certain costs increasing faster than inflation. The indirect impact is from increased engine related costs in the service segment as replacements were deferred or overhauled components were used due to lack of parts. We have instituted a service price increase and have also been making engineering improvements to increase service intervals to increase margins.
    Energy Production
    Cost of sales for Energy Production in the six months ended June 30, 2024 was $753,475 compared to $557,746 for the same period in 2023, an increase of $195,729, or 35.1%. During the six months ended June 30, 2024 our Energy Production gross margin decreased to 35.2% compared to 36.9% for the same period in 2023, a 1.7% percentage point decrease. The decrease in the energy production gross margin is due to increased gas and maintenance costs at certain of our Energy Production sites in the six months ended June 30, 2024 compared to the same period in 2023.
Operating Expenses
Operating expenses increased $22,332, or 0.3%, to $7,178,662 in the six months ended June 30, 2024 compared to $7,156,330 in the same period in 2023.

TECOGEN INC.

	Six Months Ended
Operating Expenses	June 30, 2024	June 30, 2023	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$5,746,559	$5,709,766	$36,793	0.6%
Selling	934,946	1,000,856	(65,910)	(6.6)%
Research and development	501,185	465,658	35,527	7.6%
Gain on disposition of assets	(4,028)	(19,950)	15,922	(79.8)%
Total	$7,178,662	$7,156,330	$22,332	0.3%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2024 were $5,746,559 compared to $5,709,766 for the same period in 2023, an increase of $36,793 or 0.6%, due to a $180,354 increase in facility costs due to the transition to our new facility, a $164,120 increase in payroll and related benefits and $83,055 of relocation costs, offset partially by a $93,787 decrease in consulting costs, an $82,702 decrease in operating supplies, a $72,544 decrease in depreciation and amortization expense, a $70,603 reduction in travel expenses, a $59,476 decrease in business insurance costs, and a $24,937 decrease in the provision for credit losses.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2024 were $934,946 compared to $1,000,856 for the same period in 2023, a decrease of $65,910 or 6.6%, due to a $72,213 decrease in trade show expense and a $27,855 decrease in payroll and related benefits, offset partially by a $25,872 increase in sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2024 were $501,185 compared to $465,658 for the same period in 2023, an increase of $35,527 or 7.6%, due to a $94,994 increase in depreciation and amortization, offset partially by a $67,748 decreased in payroll and related benefits.
The gain on asset dispositions for six months ended June 30, 2024 of $4,028 compared to $19,950 for the same period in 2023, represents the excess of insurance proceeds received over the net book value of assets for auto claims filed during the period or the excess of proceeds received over the book value on the sale of vehicles.
Income (loss) from Operations
    Our loss from operations for the six months ended June 30, 2024 was $2,523,851 compared to a loss from operations of $2,229,995 for the same period in 2023, an increase of $293,856, or 13.2%. The increase in the loss from operations is due to lower Products revenues and gross profit.
Other Income (Expense), net
    Other expense net for the six months ended June 30, 2024 was $52,141 compared to other income net of $14,994 for the same period in 2023, an increase in other expense of $67,135, due to unrealized loss of $18,749 recognized in the six months ended June 30, 2024 compared to an unrealized gain of $37,497 recognized in 2023 and a $34,267 increase in interest due to borrowings under our related party note and lease financing, offset partially by a $23,378 increase in currency exchange gains recognized in the six months ended June 30, 2024.
Provision for State Income Taxes
    The provision for state income taxes for the six months ended June 30, 2024 and 2023 was $22,100 and $32,252, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    Income attributable to the non-controlling interest was $45,671 for the six months ended June 30, 2024 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2023, income attributable to the non-controlling interest was $22,886.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the six months ended June 30, 2024 was a net loss of $2,643,763 compared to a net loss of $2,270,139 for the same period in 2023, an increase in the net loss of $373,624, or 16.5%. The increase in the net loss is due to decreased Products revenue and gross profit.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the six months ended June 30, 2024, we incurred a loss from operations of $2,523,851 compared to a loss from operations of $2,229,995 in the same period in 2023. Cash flows from operations decreased $63,379 during the six months ended June 30, 2024 compared to the same period in 2023. As of June 30, 2024, we had cash and cash equivalents of $841,913 compared to cash and cash equivalents of $1,351,270 as of December 31, 2023, a decrease of $509,357 or 37.7%, and an accumulated deficit as of June 30, 2024, of $45,523,419. In addition to cash from operations, we have relied upon a loan in the amount of $500,000 from a related party to help fund operations. The loan becomes due on October 10, 2025. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. (See “Note 11 to the Condensed Consolidated Financial Statements” and “Liquidity,” below.) In view of the foregoing, we may need to raise additional cash through one or more equity or debt financings to continue to fund our operations and expand our business. There is no assurance we will be able to raise such financing or upon terms that are acceptable to us. (See also “Note 2 to the Condensed Consolidated Financial Statements” and in our Condensed Consolidated Financial Statements for the year ended December 31, 2023, included in our 2023 Form 10-K.) If adequate financing is not available when needed, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures, which may adversely affect our results of operations and financial conditions and the price of our stock.

Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2024	June 30, 2023	Increase (Decrease)
Operating activities	$90,297	$153,676	$(63,379)
Investing activities	(569,077)	(196,582)	(372,495)
Financing activities	(30,577)	—	(30,577)
Cash Provided by (Used in)	$(509,357)	$(42,906)	$(466,451)

Consolidated working capital at June 30, 2024 was $6,554,735 compared to $9,822,546 at December 31, 2023, a decrease of $3,267,811, or 13.5%. Included in working capital were cash and cash equivalents of $841,913 at June 30, 2024, compared to $1,351,270 at December 31, 2023, a decrease of $509,357, or 37.7%.
Cash Flows from Operating Activities
    Cash provided by operating activities for the six months ended June 30, 2024 was $90,297 compared to $153,676 of cash used by operating activities for the same period in 2023, a decrease of $63,379, or 41.2% Our accounts receivable and unbilled revenue balances were $5,364,228 and $1,258,532, respectively, at June 30, 2024 compared to $6,781,484 and $1,258,532 at December 31, 2023, providing $1,398,193 of cash. During the six months ended June 30, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.
Accounts payable decreased to $4,405,769 as of June 30, 2024 from $4,514,415 at December 31, 2023, using $108,646 in cash flow from operations. The decrease in accounts payable was due to decreased material purchases. Deferred revenue increased to $2,558,799 as of June 30, 2024 compared to $1,647,206 as of December 31, 2023, due to increased customer deposits, providing $806,266 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the six months ended June 30, 2024 we used $569,077 in cash from investing activities. We used $556,636 of cash to purchase property, plant and equipment and received $36,213 in proceeds from the disposition of assets, including insurance proceeds and distributed $48,654 to the 49% non-controlling interest holders of American DG New York LLC. Cash used in asset acquisition are for costs incurred during the six months ended June 30, 2024 for initial improvements required to the North Billerica, Massachusetts leased premises which are estimated to range between $500,000 and $750,000.

TECOGEN INC.
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
Cash Flows from Financing Activities
During the six months ended June 30, 2024 we used $30,577 of cash in payment of finance lease principal. There were no cash flows from financing activities in the three months ended June 30, 2023.
Backlog
As of June 30, 2024, our backlog of product and installation projects, excluding service contracts, was $5,121,551, consisting of $4,681,231 of purchase orders received by us and $440,320 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of June 30, 2023, our backlog of product and installation projects, excluding service contracts, was $8,234,288 consisting of $5,720,038 of purchase orders received by us and $2,514,250 million of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At June 30, 2024, we had cash and cash equivalents of $841,913, a decrease of $509,357 or 37.7% from the cash and cash equivalents balance at December 31, 2023. During the six months ended June 30, 2024, our revenues were negatively impacted due to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity, customer order delays or deferrals for our products; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues due to business closures and increased remote work and learning environments.
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
On March 21, 2024, John H. Hatsopoulos amended the terms of the Promissory Note dated October 10, 2023, extending the maturity date by one year, to October 10, 2025, and agreeing to accept payment in cash or Tecogen Inc. common stock. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum.

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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as described below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc ("Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs' facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at June 30, 2024.

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
We incurred a net loss from operations of $2,523,851 during the six months ended June 30, 2024, compared to a net loss from operations of $2,229,995 in the same period in 2023. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss from operations of $2,523,851 during the six months ended June 30, 2024, compared to a net loss from operations of $2,229,995 in the six months ended June 30, 2023. Historically, we have incurred net losses from operations, including a net loss of $4,598,103 in the year ended December 31, 2023, and, as of June 30, 2024, we had an accumulated deficit of $45,523,419. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future. If our cash flows from operations are insufficient to fund our business and, currently, we are reliant upon financing provided by a related party to help fund our operations we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth. (See “Note 11 to the Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources-Liquidity.”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any purchases of equity securities during the three months ended June 30, 2024.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2024, no director or officer of the Company, as defined in Section 16 of the Securities Exchange Act of 1934 and the rules adopted thereunder, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or pursuant to any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TECOGEN INC.
(Registrant)

Dated: August 8, 2024	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)