Form 10-Q
period 2024-09-30
TECOGEN INC.
filed 2024-11-14
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of September 30, 2024, 24,850,261 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,282,238	$1,351,270
Accounts receivable, net	5,448,364	6,781,484
Unbilled revenue	1,139,532	1,258,532
Inventories, net	9,895,226	10,553,419
Prepaid and other current assets	403,218	360,639
Total current assets	18,168,578	20,305,344
Long-term assets:
Property, plant and equipment, net	1,699,398	1,162,577
Right of use assets - operating leases	1,839,031	743,096
Right of use assets - finance leases	438,123	200,187
Intangible assets, net	2,604,406	2,436,230
Goodwill	2,563,862	2,743,424
Other assets	166,889	201,771
TOTAL ASSETS	$27,480,287	$27,792,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes payable	$1,530,228	$505,505
Accounts payable	4,838,395	4,514,415
Accrued expenses	2,638,228	2,504,629
Deferred revenue, current	1,378,652	1,647,206
Operating lease obligations, current	426,498	248,933
Finance lease obligations, current	84,814	40,540
Acquisition liabilities, current	811,732	845,363
Unfavorable contract liability, current	131,590	176,207
Total current liabilities	11,840,137	10,482,798
Long-term liabilities:
Deferred revenue, net of current portion	1,219,650	369,611
Operating lease obligations, net of current portion	1,452,924	523,660
Finance lease obligations, net of current portion	315,797	159,647
Acquisition liabilities, net of current portion	1,125,588	1,181,779
Unfavorable contract liability, net of current portion	332,987	422,839
Total liabilities	16,287,083	13,140,334
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,850,261 issued and outstanding at September 30, 2024 and December 31, 2023	24,850	24,850
Additional paid-in capital	57,733,308	57,601,402
Accumulated deficit	(46,453,827)	(42,879,656)
Total Tecogen Inc. stockholders’ equity	11,304,331	14,746,596
Non-controlling interest	(111,127)	(94,301)
Total stockholders’ equity	11,193,204	14,652,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,480,287	$27,792,629

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenues
Products	$1,391,016	$2,938,789
Services	3,850,551	3,842,600
Energy production	388,563	331,141
Total revenues	5,630,130	7,112,530
Cost of sales
Products	797,209	1,669,747
Services	2,139,042	2,346,384
Energy production	212,965	170,378
Total cost of sales	3,149,216	4,186,509
Gross profit	2,480,914	2,926,021
Operating expenses
General and administrative	2,681,558	2,708,817
Selling	442,812	425,465
Research and development	233,809	160,033
Gain on sale of assets	(4,042)	—
Total operating expenses	3,354,137	3,294,315
Loss from operations	(873,223)	(368,294)
Other income (expense)
Other income (expense), net	(18,453)	(16,330)
Interest expense	(23,003)	(6,357)
Unrealized gain (loss) on investment securities	18,749	(56,246)
Total other income (expense), net	(22,707)	(78,933)
Loss before provision for state income taxes	(895,930)	(447,227)
Provision for state income taxes	—	—
Consolidated net loss	(895,930)	(447,227)
Income attributable to the non-controlling interest	(34,478)	(34,346)
Loss attributable to Tecogen Inc.	$(930,408)	$(481,573)

Net loss per share - basic	$(0.04)	$(0.02)
Net loss per share - diluted	$(0.04)	$(0.02)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Revenues
Products	$3,002,087	$7,094,556
Services	11,991,378	10,931,744
Energy production	1,550,549	1,214,806
Total revenues	16,544,014	19,241,106
Cost of sales
Products	2,018,734	4,500,771
Services	6,423,114	6,159,855
Energy production	966,440	728,124
Total cost of sales	9,408,288	11,388,750
Gross profit	7,135,726	7,852,356
Operating expenses
General and administrative	8,428,119	8,418,581
Selling	1,377,758	1,426,321
Research and development	734,994	625,691
Gain on sale of assets	(8,070)	(19,950)
Total operating expenses	10,532,801	10,450,643
Loss from operations	(3,397,075)	(2,598,287)
Other income (expense)
Interest and other income (expense), net	(15,305)	(36,562)
Interest expense	(59,542)	(8,629)
Unrealized gain (loss) on investment securities	—	(18,749)
Total other income (expense), net	(74,847)	(63,940)
Loss before provision for state income taxes	(3,471,922)	(2,662,227)
Provision for state income taxes	22,100	32,252
Consolidated net loss	(3,494,022)	(2,694,479)
Income attributable to non-controlling interest	(80,149)	(57,232)
Net loss attributable to Tecogen Inc.	$(3,574,171)	$(2,751,711)

Net loss per share - basic	$(0.14)	$(0.11)
Net loss per share - diluted	$(0.14)	$(0.11)
Weighted average shares outstanding - basic	24,850,261	24,850,261
Weighted average shares outstanding - diluted	24,850,261	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three and Nine Months Ended September 30, 2024 and 2023
(unaudited)

	Tecogen Inc. Stockholders' Equity
Three Months Ended September 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$(97,284)	$12,095,547
Stock-based compensation expense	—	—	41,908	—	—	41,908
Distributions to non-controlling interest	—	—	—	—	(48,321)	(48,321)
Net income (loss)	—	—	—	(930,408)	$34,478	(895,930)
Balance at September 30, 2024	24,850,261	$24,850	$57,733,308	$(46,453,827)	$(111,127)	$11,193,204

Nine Months Ended September 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	$14,652,295
Stock-based compensation expense	—	—	131,906	—	—	131,906
Distributions to non-controlling interest	—	—	—	—	(96,975)	(96,975)
Net income (loss)	—	—	—	(3,574,171)	80,149	(3,494,022)
Balance at September 30, 2024	24,850,261	$24,850	$57,733,308	$(46,453,827)	$(111,127)	$11,193,204

Three Months Ended September 30, 2023	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at June 30, 2023	24,850,261	$24,850	$57,456,944	$(40,551,686)	$(107,512)	$16,822,596
Stock-based compensation expense	—	—	68,775	—	—	68,775
Distributions to non-controlling interest	—	—	—	—	(38,855)	(38,855)
Net income (loss)	—	—	—	(481,573)	34,346	(447,227)
Balance at September 30, 2023	24,850,261	$24,850	$57,525,719	$(41,033,259)	$(112,021)	$16,405,289

Nine Months Ended September 30, 2023	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in-Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2022	24,850,261	$24,850	$57,351,008	$(38,281,548)	$(106,560)	18,987,750
Stock-based compensation expense	—	—	174,711	—	—	174,711
Distributions to non-controlling interest	—	—	—	—	(62,693)	(62,693)
Net income (loss)	—	—	—	(2,751,711)	57,232	(2,694,479)
Balance at September 30, 2023	24,850,261	$24,850	$57,525,719	$(41,033,259)	$(112,021)	$16,405,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,494,022)	$(2,694,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,744	459,779
Provision for credit losses	29,817	44,000
Stock-based compensation	131,906	174,711
Unrealized (gain) loss on investment securities	—	18,749
Gain on disposition of assets	(8,070)	(19,950)
Non-cash interest expense	25,966	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,303,300	(1,324,448)
Employee retention credit	—	667,121
Unbilled revenue	119,000	56,994
Inventory	658,194	(165,537)
Prepaid assets and other current assets	(42,578)	(19,128)
Other assets	704,565	491,836
Increase (decrease) in:
Accounts payable	323,980	1,140,759
Accrued expenses and other current liabilities	133,599	256,847
Deferred revenue	581,485	458,512
Other liabilities	(1,003,881)	(566,016)
Net used in operating activities	(116,995)	(1,020,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(838,932)	(31,728)
Proceeds from disposition of assets	40,255	16,863
Payment for business acquisition	—	(170,000)
Distributions to non-controlling interest	(96,975)	(62,693)
Net cash used in investing activities	(895,652)	(247,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(56,385)	—
Proceeds from related party notes payable	1,000,000	—
Net cash provided by financing activities	943,615	—
Net decrease in cash and cash equivalents	(69,032)	(1,267,808)
Cash and cash equivalents, beginning of the period	1,351,270	1,913,969
Cash and cash equivalents, end of the period	$1,282,238	$646,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,909	$7,385
Cash paid for taxes	$22,100	$32,252
Non-cash investing activities:
Aegis Contract and Related Asset Acquisition:
Accounts receivable credit	$—	$300,000
Accounts payable assumed	—	91,048
Contingent consideration	272,901	1,442,462
Total	$272,901	$1,833,510

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
Liquidity, Going Concern and Management's Plans
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of September 30, 2024, our cash and cash equivalents were $1,282,238, compared to $1,351,270 at December 31, 2023, a decrease of $69,032. For the nine months ended September 30, 2024 we used $116,995 in cash from operations and had a net operating loss of $3,397,075, due to a decrease in Products revenue and gross margin and an increase in operating expenses. Our Service gross margin percentage for the nine months ended September 30, 2024 of 46.4% is below our historical Service gross margins which ranged between 53.0% to 55.0%. Working capital at September 30, 2024 was $6,328,441, compared to $9,822,546 at December 31, 2023, a decrease of $3,494,105 and our accumulated deficit was $46,453,827.

As a result of the above factors, management has performed an analysis to evaluate our ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the our ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the sale and shipment of newly developed hybrid-drive air-cooled chillers, the acquisition of additional maintenance contracts in February 2024 and May 2024 (see Note 7. "Aegis Contract and Related Asset Acquisitions"), and the expansion of markets served by our chiller products into the data center market, which is currently experiencing power constraints. Our backlog at September 30, 2024 was $5,023,267. We have drawn $1,500,000 under the note subscription agreements with related parties (see Note 11. "Related Party Notes"). On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock for each share purchased, exercisable within two years. Based on management's analysis, we believe that cash flows from operations, the note agreements and anticipated proceeds from the private placement offering will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. Based on our analysis, the consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern. If we do not achieve our revenue, expenditure or cash flows forecast, we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.
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
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of September 30, 2024 and December 31, 2023.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of September 30, 2024 and the results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes for the three and nine months ended September 30, 2024 and 2023 are also unaudited. The operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Certain reclassifications of prior year amounts have been made to conform to the present year presentations. All intercompany transactions have been eliminated in consolidation.
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
Income Taxes
    The provisions for income taxes in the accompanying unaudited condensed consolidated statements of operations differ from that which would be expected by applying the federal statutory tax rate due to losses for which no benefit is recognized.
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
Segment Information

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. The following table further disaggregates our revenue by major source by segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Products:
Cogeneration	$1,294,453	$898,692	$2,188,355	$1,869,699
Chiller	37,979	1,935,165	695,040	4,692,080
Engineered Accessories	58,584	104,932	118,692	532,777
Total Products Revenue	1,391,016	2,938,789	3,002,087	7,094,556
Services	3,850,551	3,842,600	11,991,378	10,931,744
Energy production	388,563	331,141	1,550,549	1,214,806
Total revenues	$5,630,130	$7,112,530	$16,544,014	$19,241,106

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
    We did not recognize any revenue during the nine months ended September 30, 2024 that was included in unbilled revenue as of September 30, 2024.
    Revenue recognized during the nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the period was approximately $668,185.
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
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,598,302. We expect to recognize revenue of approximately 59.4% of the remaining performance obligations over the next 24 months, 53.1% recognized in the first 12 months and 6.3% recognized over the subsequent 12 months and the balance thereafter.

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss available to stockholders	$(930,408)	$(481,573)	$(3,574,171)	$(2,751,711)

Denominator:
Weighted average shares outstanding - Basic	24,850,261	24,850,261	24,850,261	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	24,850,261	24,850,261	24,850,261	24,850,261

Basic loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.11)
Diluted loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.11)

Anti-dilutive shares underlying stock options outstanding	1,726,086	1,829,051	1,726,086	1,829,051

Note 4.	Inventories, net
Inventories at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials, net	$8,654,755	$8,803,054
Work-in-process	657,831	798,522
Finished goods, net	582,640	951,843
Total inventories, net	$9,895,226	$10,553,419

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2024	December 31, 2023
Energy systems	10 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,639,719	1,744,596
Furniture and fixtures	5 years	224,869	212,963
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	2,685	466,789
Construction in progress		786,507	—
		5,656,877	5,427,445
Less - accumulated depreciation and amortization		(3,957,479)	(4,264,868)
Property, plant and equipment, net		$1,699,398	$1,162,577
* Lesser of estimated useful life of asset or lease term

Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2024 and 2023 was $101,780 and $307,491 and $112,783 and $352,192, respectively. Construction in progress are costs incurred since April 1, 2024 for initial improvements required to the North Billerica, Massachusetts leased premises which are estimated to range between $850,000 and $1,000,000.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2024 and December 31, 2023 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2024			December 31, 2023
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(702,099)	$75,366	$777,465	$(658,676)	$118,789
Patents	888,910	(562,581)	326,329	888,910	(496,807)	392,103
Developed technology	240,000	(184,000)	56,000	240,000	(172,000)	68,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(131,968)	131,968	263,936	(103,689)	160,247
Favorable contract asset	384,465	(378,914)	5,551	384,465	(376,139)	8,326
Customer contracts	2,225,123	(242,827)	1,982,296	1,772,659	(110,791)	1,661,868
	$4,806,795	$(2,202,389)	$2,604,406	$4,354,331	$(1,918,102)	$2,436,229

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,153,591)	$464,577	$2,618,168	$(2,019,122)	$599,046
The aggregate amortization expense related to intangible assets exclusive of contract related intangibles for the three and nine months ended September 30, 2024 and 2023 was $46,127 and $149,476 and $55,718 and $164,229. The net aggregate amortization expense (credit) related to the amortization of the contract related intangible assets and liabilities for the three and nine months ended September 30, 2024 and 2023 was $6,015 and $342 and $3,182 and $(53,295) respectively

Contract and Non-Contracted Related Intangibles
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
Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term, which range from approximately 1-11 years, and is charged against cost of sales and general & administrative expenses in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years and thereafter as of September 30, 2024 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$165,671	$60,901	$226,572
Year 2	163,235	117,272	280,507
Year 3	162,227	128,634	290,861
Year 4	57,013	137,208	194,221
Year 5	31,388	137,208	168,596
Thereafter	10,129	942,047	952,176
Total	$589,663	1,523,270	$2,112,933

Note 7.	Aegis Contract and Related Asset Acquisitions
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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts assumed by us (the "February 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis. No additional maintenance service agreements contemplated in the February 2024 Amendment have been executed as of September 30, 2024.
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts assumed by us (the "May 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis. No additional maintenance service agreements contemplated in the May 2024 Amendment have been executed as of September 30, 2024.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
As of September 30, 2024, we recorded no adjustments to the fair value of the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and the actual and expected maintenance costs were consistent with our initial valuation.
February 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration are provisional, pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. During the nine months ended September 30, 2024, we identified a $9,232 adjustment to increase the contingent consideration liability and a $5,052 adjustment reducing the customer contracts intangible asset. As of September 30, 2024, we have not completed our analysis and valuation for the February 2024 amendment.
May 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration are provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

and cannot extend beyond one year from the acquisition date. As of September 30, 2024, we have not completed our analysis and valuation for the May 2024 amendment.
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
Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis contingent consideration equal to a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated under the income approach using a weighted average cost of capital of 15%, discounting the future cash flows to present value, and are subsequently remeasured to fair value at each reporting date until the fair value contingencies are resolved. Fair value adjustments which may be determined at subsequent reporting dates will be recorded in our consolidated statements of operations and will not impact the goodwill balance after the measurement period.
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
Acquisition-related costs which consisted on recurring internal resources were de minimus and such costs were expensed as incurred (ASC 805-50-30-1).
The following table summarizes the contract-related liabilities assumed as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Acquisition liabilities, current
Contingent consideration	$284,289	$200,639
Deferred maintenance reserve	527,443	644,724
	811,732	845,363
Acquisition liabilities, long-term
Contingent consideration	1,078,829	994,743
Deferred maintenance reserve	46,759	187,036
	$1,125,588	$1,181,779

Revenues and gross profit from the Aegis maintenance contracts were $537,353 and $367,982 and $1,948,900 and $1,324,861, respectively, for the three and nine months ended September 30, 2024. Revenues and gross profit for the three and

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

six months ended September 30, 2023 were $602,724 and $355,698 and $1,231,537 and $766,804, respectively. The revenue and gross profit are included in our Services segment since the date of the respective contract acquisitions.
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
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of September 30, 2024, we do not expect to make any material payments under the guarantee.
At September 30, 2024, we were due $93,517 under the energy production contracts, representing fifty percent of the excess cash flows above the minimum threshold for the bi-annual period ended December 31, 2023 and the bi-annual period ended June 30, 2024. We expect to receive these funds in the fourth quarter of 2024.
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
    Our leases principally consist of operating leases related to our corporate office, field offices, and our research, manufacturing, and storage facilities and vehicle and other equipment finance leases.
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
On March 31, 2023, we entered into two lease agreements for two adjoining buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $850,000 and $1,000,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2024 and 2023 was $164,627 and $631,840 and $209,506 and $616,062, respectively.
Supplemental information related to operating leases for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$589,455	$558,028
Right-of-use assets obtained in exchange for operating lease liabilities	$1,547,800	$—
Weighted-average remaining lease term - operating leases	4.3 Years	3.9 Years
Weighted-average discount rate - operating leases	7.5%	6.0%

Supplemental balance sheet information related to operating leases as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$1,839,031	$743,096

Operating lease liability, current	$426,498	$248,933
Operating lease liability, long-term	1,452,924	523,660
Total operating lease liability	$1,879,422	$772,593
Finance Leases
Finance leases are included in Right-of-use assets, Lease obligations, current and Long-term liabilities - Lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at he commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles and acquired five (5) service vehicles. During the three months ended September 30, 2024 we acquired four (4) additional service vehicles under the master finance agreement. On May 21, 2024 we entered into a lease for a waste oil boiler.
Supplemental information for finance leases for the nine months ended September 30, 2024 was as follows:

September 30, 2024
Right-of-use assets obtained in exchange for finance lease liabilities	$256,811
Weighted-average remaining lease term - finance leases	4.5 Years
Weighted-average discount rate - finance leases	9.8%

Supplemental balance sheet information related to finance leases as of September 30, 2024 and December 31, 2023 is as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	September 30, 2024	December 31, 2023
Finance leases
Right-of-use assets - motor vehicles	$410,841	$200,187
Right-of-use assets - boiler	27,282	—
Total finance lease assets	$438,123	$200,187

Finance lease liability, current	$84,814	$40,540
Finance lease liability, long-term	315,797	159,647
Total finance lease liability	$400,611	$200,187

Future minimum lease commitments under non-cancellable operating and finance leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$546,070	$119,920	$665,990
Year 2	545,587	104,844	650,431
Year 3	466,245	104,844	571,089
Year 4	425,465	104,844	530,309
Year 5	117,232	62,375	179,607
Thereafter	75,457	—	75,457
Total lease payments	2,176,056	496,827	2,672,883
Less: imputed interest	296,634	96,216	392,850
Total	$1,879,422	$400,611	$2,280,033

Note 10.	Stock-Based Compensation
Stock-Based Compensation
We adopted a 2006 Stock Option and Incentive Plan, or the Plan, under which the Board of Directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants. The Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the Plan to 3,838,750 as of September 30, 2024, and in June 2017 stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 ("Amended Plan").
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2024 was 1,021,768.
During the nine months ended September 30, 2024, we did not grant any options to purchase shares of common stock or issue any stock grants under the Amended Plan.
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
Under the 2022 Plan, stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the 2022 Plan as of September 30, 2024 was 2,943,750.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2024, we granted non-qualified options to purchase an aggregate of 125,000 shares of common stock under the 2022 Plan at $0.77 per share to certain non-employee directors.
Stock option activity for the nine months ended September 30, 2024 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2023	3,638,122	$0.71	-	$10.33	$1.49	6.70 years	$127,811
Granted	125,000	$0.77			$0.77
Exercised	—
Canceled and forfeited	(816,590)	$0.74	-	$10.33	$2.73
Outstanding, September 30, 2024	2,946,532	$0.71	-	$6.74	$1.12	6.70 years	$148,219
Exercisable, September 30, 2024	1,995,282				$1.20		$101,109
Vested and expected to vest, September 30, 2024	2,803,845				$1.13		$141,152
Consolidated stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was $41,908 and $131,906 and $68,775 and $174,711, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At September 30, 2024, the total compensation cost related to unvested stock option awards not yet recognized is $319,544 and this amount will be recognized over a weighted average period of 2.38 years.

Note 11.	Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos, a director and principal shareholder of Tecogen, and Earl R. Lewis, III, a director of Tecogen, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. We have the right to determine the amount of the loans at the time of a draw down, subject to the conditions in our agreements with each of Mr. Hatsopoulos and Mr. Lewis discussed below. The loans and terms of the loan agreements were unanimously approved by our board of directors.
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
On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The loan bears interest at 5.12% per annum. On March 21, 2024, John H. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one year, making the maturity date October 10, 2025, and agreeing to accept payment in cash or Tecogen common stock. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. On September 18, 2024, we issued a promissory note and borrowed $500,000 from Mr. Lewis. The loan matures on September 18, 2025 and bears interest at 4.57% per annum. At September 30, 2024 our obligation to Mr. Hatsopoulos under the promissory notes, inclusive of $29,466 of accrued and unpaid interest, was $1,029,466 and our obligation to Mr. Lewis under the promissory note, inclusive of $762 of accrued and unpaid interest of, was $500,762.

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
Available-for-sale equity securities
    The following tables present the asset reported in "other assets" in the consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2024 and 2023 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
September 30, 2024
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$93,744	$—	$93,744	$—	$—
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$—

September 30, 2023
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
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the nine months ended September 30, 2024 and 2023:

Fair value at December 31, 2023	$93,744
Unrealized gains (losses)	—
Fair value at September 30, 2024	$93,744

Fair value at December 31, 2022	$93,744
Unrealized losses	(18,749)
Fair value at September 30, 2023	$74,995
Contingent Contract Consideration
We utilize a Level 3 category fair value measurement to value the contingent contract consideration liability at period end since there are no quoted prices for this liability in non-active markets, there are no quoted prices for similar liabilities in active markets and there are no inputs that are observable for substantially the full term of the liability. The contingent contract consideration calculation requires management to make estimates and assumptions that affect the reported amount of the liability. The contingent contract consideration is payable each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. On the date of acquisition, the fair value of the contingent consideration was calculated using a weighted average cost of capital of 15%, discounting the future cash flows to present value.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
September 30, 2024
Recurring fair value measurements
Contingent contract consideration
Current	$284,289	$—	$—	$284,289	$—
Long-term	1,078,829	—	—	1,078,829	—
Total recurring fair value measurements	$1,363,118	$—	$—	$1,363,118	$—

September 30, 2023
Recurring fair value measurements
Contingent contract consideration
Current	$205,246	$—	$—	$205,246	$—
Long-term	1,206,077	—	—	1,206,077	—
Total recurring fair value measurements	$1,411,323	$—	$—	$1,411,323	$—

Note 13.	Segments
As of September 30, 2024, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1, are organized around the products, services and energy production that we provide to customers and represent our reportable segments. The following table presents information by reportable segment for the three and nine months ended September 30, 2024 and 2023:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate, other and elimination (1)	Total
Three Months Ended September 30, 2024
Revenue - external customers	$1,391,016	$3,850,551	$388,563	$—	$5,630,130
Intersegment revenue	—	59,156	—	(59,156)	$—
Total revenue	$1,391,016	$3,909,707	$388,563	$(59,156)	$5,630,130
Gross profit	$593,806	$1,711,510	$175,598	$—	$2,480,914
Identifiable assets	$9,200,050	$12,414,637	$3,077,535	$2,788,065	$27,480,287

Nine Months Ended September 30, 2024
Revenue - external customers	$3,002,087	$11,991,378	$1,550,549	$—	$16,544,014
Intersegment revenue	—	258,356	—	(258,356)	$—
Gross profit	$983,353	$5,568,264	$584,109	$—	$7,135,726
Identifiable assets	$9,200,050	$12,414,637	$3,077,535	$2,788,065	$27,480,287

Three Months Ended September 30, 2023
Revenue - external customers	$2,938,789	$3,842,600	$331,141	$—	$7,112,530
Intersegment revenue	—	48,085	—	(48,085)	—
Total revenue	$2,938,789	$3,890,685	$331,141	$(48,085)	$7,112,530
Gross profit	$1,269,042	$1,496,216	$160,763	$—	$2,926,021
Identifiable assets	$10,591,087	$13,270,545	$3,203,776	$2,121,337	$29,186,745

Nine Months Ended September 30, 2023
Revenue - external customers	$7,094,556	$10,931,744	$1,214,806	$—	$19,241,106
Intersegment revenue	—	202,442	—	(202,442)	—
Total revenue	$7,094,556	$11,134,186	$1,214,806	$(202,442)	$19,241,106
Gross profit	$2,593,785	$4,771,889	$486,682	$—	$7,852,356
Identifiable assets	$10,591,087	$13,270,545	$3,203,776	$2,121,337	$29,186,745

(1) Corporate, intersegment revenue, other and elimination includes various corporate assets.

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock for each share purchased, exercisable within two years.

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

Recent Developments
Private Placement Offering
On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock for each share purchased, exercisable within two years.
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
See Note 7. "Aegis Contract and Related Asset Acquisitions "of the Notes to the Consolidated Financial Statements.
Factory Move
In April, 2024, Tecogen moved its manufacturing operations and corporate offices from 45 First Ave, Waltham, MA to 76 Treble Cove Road, Building 1, North Billerica, MA. As a result of the move, product revenues were impacted during the second and third quarters of 2024. The factory move also necessitated construction activities to install equipment test cells and comply with local regulations. We resumed manufacturing operations during the later-half of the third quarter of 2024.

TECOGEN INC.
Impact of Anti-fossil Fuel Sentiment
In some key markets such as New York City, the regulatory push to eliminate fossil fuels from buildings has impacted cogeneration unit sales. The Company believes that as regulations take into account scope 2 emissions, products like our hybrid chiller that can choose the cleanest fuel source will have a significant advantage in decarbonization efforts.
Impact of Utility Power Constraints and Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. Tecogen believes that these power constrained customers, in particular data centers and industrial facilities represent a significant opportunity for growth. The customer need is driven by ability to expand an existing facility or open a new facility quickly while taking advantage of utility expense savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product can provide on-site power generation which allows customers to eliminate long lead times associated with electrical switch gear and bridge any short fall in power from the utility.
Residual Impacts of Covid
Supply chains were adversely impacted during Covid, resulting in significant delays or lack of availability of critical components such as engines. This has continued to have long term impact on product and service margin. The direct impact has been certain costs increasing faster than inflation. The indirect impact is from increased engine related costs in the service segment as replacements were deferred or overhauled components were used due to lack of parts. We have instituted a service price increase and have also been making engineering improvements to increase service intervals to increase gross margins.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021 we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility company in Florida. A patent application based on this concept was issued by the US Patent and Trademark Office in March 2024.
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
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos, a director and principal shareholder of Tecogen, and Earl R. Lewis, III, a director of Tecogen, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos, which matures on October 10, 2025. The loan bears interest at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. On September 18, 2024, we issued a promissory note and borrowed $500,000 from Mr. Lewis. The loan matures on September 18, 2025 and bears interest at 4.57% per annum. See Note 11."Related Party Notes" of the Notes to the Consolidated Financial Statements.

TECOGEN INC.
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
With the acquisition of American DG Energy Inc. ("ADGE") in May 2017, we added an additional source of revenue. Through ADGE, we install, own, operate and maintain complete distributed generation electricity systems and other complementary systems at customer sites, and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month.
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

TECOGEN INC.
Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenues	100.0%	100.0%
Cost of sales	55.9%	58.9%
Gross profit	44.1%	41.1%
Operating expenses
General and administrative	47.6%	38.1%
Selling	7.9%	6.0%
Research and development	4.2%	2.3%
Gain on sale of assets	(0.1)%	—%
Total operating expenses	59.6%	46.3%
Loss from operations	(15.5)%	(5.2)%
Total other expense, net	(0.4)%	(1.1)%
Loss before income taxes	(15.9)%	(6.3)%
Provision for state income taxes	—%	—%
Consolidated net loss	(15.9)%	(6.3)%
Income attributable to the non-controlling interest	(0.6)%	(0.5)%
Net loss attributable to Tecogen, Inc.	(16.5)%	(6.8)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$1,294,453	$898,692	$395,761	44.0%
Chiller	37,979	1,935,165	(1,897,186)	(98.0)%
Engineered accessories	58,584	104,932	(46,348)	(44.2)%
Total product revenues	1,391,016	2,938,789	(1,547,773)	(52.7)%
Services	3,850,551	3,842,600	7,951	0.2%
Energy production	388,563	331,141	57,422	17.3%
Total revenues	$5,630,130	$7,112,530	$(1,482,400)	(20.8)%

    Total revenues for the three months ended September 30, 2024 were $5,630,130 compared to $7,112,530 for the same period in 2023, a decrease of $1,482,400 or 20.8% year over year.

TECOGEN INC.

Products
    Products revenues in the three months ended September 30, 2024 were $1,391,016 compared to $2,938,789 for the same period in 2023, a decrease of $1,547,773, or 52.7%. The decrease in revenue during the three months ended September 30, 2024 is due in part to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity and caused certain customer order delays, resulting in a decrease in chiller sales of $1,897,186 and a $46,348 decrease in engineered accessory sales, offset partially by a $395,761 increase in cogeneration sales. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended September 30, 2024 were $3,850,551, compared to $3,842,600 for the same period in 2023, an increase of $7,951, or 0.2%. The increase in revenue during the three months ended September 30, 2024 is due to an increase in existing service contract revenues of $73,322, or 2.3%, offset partially by a $65,371, or 10.8%, decrease in revenue from the acquired Aegis maintenance contracts. Overall service contract revenues were impacted due to maintenance delays which caused certain sites to cease operating the serviced equipment.
Our service operation revenues grow with the sale of installed systems because the majority of our product sales are accompanied by a service contract or time and materials agreements, and by the acquisition of maintenance contracts. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended September 30, 2024 were $388,563, compared to $331,141 for the same period in 2023, an increase of $57,422, or 17.3%. The increase in Energy Production revenue is due to increased run hours at certain energy production sites.
Cost of Sales
    Cost of sales in the three months ended September 30, 2024 was $3,149,216 compared to $4,186,509 for the same period in 2023, a decrease of $1,037,293, or 24.8%. The decrease in cost of sales is due to decreased Product sales and lower service contract maintenance costs. During the three months ended September 30, 2024 our gross margin increased to 44.1% compared to 41.1% for the same period in 2023, a 3.0% increase due to higher service contract margins.
    Products
Cost of sales for Products in the three months ended September 30, 2024 was $797,209 compared to $1,669,747 for the same period in 2023, a decrease of $872,538, or 52.3% due to decreased sales of Products. During the three months ended September 30, 2024, our Products gross margin was 42.7% compared to 43.2% for the same period in 2023, a 0.5% decrease. The decrease in margin was a function of unabsorbed labor costs in the three months ended September 30, 2024.
Services
Cost of sales for Services in the three months ended September 30, 2024 was $2,139,042 compared to $2,346,384 for the same period in 2023, a decrease of $207,342, or 8.8%, due to decreased labor and material costs incurred to service the acquired Aegis customer maintenance contracts. During the three months ended September 30, 2024, our Services gross margin increased to 44.4% compared to 38.9% in the same period in 2023, a 5.5% increase. The increase in margin is due to the performance of the Aegis acquired sites and lower costs incurred to replace engines at certain sites compared to 2023.
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
    Energy Production
Cost of sales for Energy Production in the three months ended September 30, 2024 was $212,965 compared to $170,378 for the same period in 2023, an increase of $42,587, or 25.0%. During the three months ended September 30, 2024 our Energy Production gross margin decreased to 45.2% compared to 48.5% for the same period in 2023, a 3.3% decrease. The decrease in the energy production gross margin is due to increased fuel costs at certain of our Energy Production sites in the three months ended September 30, 2024 compared to the same period in 2023.

TECOGEN INC.
Operating Expenses
Operating expenses increased $59,822, or 1.8%, to $3,354,137 in the three months ended September 30, 2024 compared to $3,294,315 in the same period in 2023.

	Three Months Ended
Operating Expenses	September 30, 2024	September 30, 2023	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,681,558	$2,708,817	$(27,259)	(1.0)%
Selling	442,812	425,465	17,347	4.1%
Research and development	233,809	160,033	73,776	46.1%
Gain on disposition of assets	(4,042)	—	(4,042)	—%
Total	$3,354,137	$3,294,315	$59,822	1.8%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2024 were $2,681,558 compared to $2,708,817 for the same period in 2023, a decrease of $27,259 or 1.0%, due to a $53,198 decrease in depreciation and amortization costs, a $28,407 decrease in stock-based compensation, offset partially by $47,734 increase in payroll and related expenses.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2024 were $442,812 compared to $425,465 for the same period in 2023, an increase of $17,347 or 4.1%, due to a $37,424 increase in payroll and related benefits, offset partially by a $28,046 decrease in sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2024 were $233,809 compared to $160,033 for the same period in 2023, an increase of $73,776 or 46.1%, due to a $37,201 increase in payroll and related benefits and a $42,135 increase in depreciation and amortization costs.
The gain on asset dispositions for three months ended September 30, 2024 was $4,042. There were no asset dispositions during the three months ended September 30, 2023.
Income (loss) from Operations
    Our loss from operations for the three months ended September 30, 2024 was $873,223 compared to a loss from operations of $368,294 for the same period in 2023, an increase of $504,929. The increase in the loss from operations is due to lower Products revenues and decreased gross profit, offset partially by a $59,822 decrease in operating expenses.
Other Income (Expense), net
    Other expense net for the three months ended September 30, 2024 was $22,707 compared to other expense net of $78,933 for the same period in 2023, a decrease of $56,226, due to unrealized gains on marketable securities of $18,749 recognized in the three months ended September 30, 2024, compared to an unrealized losses on marketable securities of $56,246 recognized in 2023, offset partially by a $16,646 increase in interest due to borrowings under our related party note and lease financing and by a $2,123 increase in currency exchange losses.
Provision for State Income Taxes
    No provision for state income taxes was provided for in the three months ended September 30, 2024 and 2023 respectively.
Non-controlling Interest
    Income attributable to the non-controlling interest was $34,478 for the three months ended September 30, 2024 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2023, income attributable to the non-controlling interest was $34,346.
Net Income (loss) Attributable to Tecogen
    The net loss attributable to Tecogen for the three months ended September 30, 2024 was a net loss of $930,408 compared to a net loss of $481,573 for the same period in 2023, an increase of $448,835, or 93.2%. The increase in the net loss is due to lower Products revenue and gross profit and by a $59,822 increase in operating expenses.

TECOGEN INC.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Revenues	100.0%	100.0%
Cost of sales	56.9%	59.2%
Gross profit	43.1%	40.8%
Operating expenses
General and administrative	50.9%	43.8%
Selling	8.3%	7.4%
Research and development	4.4%	3.3%
Gain on sale of assets	—%	(0.1)%
Total operating expenses	63.7%	54.3%
Loss from operations	(20.5)%	(13.5)%
Total other income (expense), net	(0.5)%	(0.3)%
Loss before income taxes	(21.0)%	(13.8)%
Income tax provision	0.1%	0.1%
Consolidated net loss	(21.1)%	(14.0)%
Income attributable to the non-controlling interest	(0.5)%	(0.3)%
Net loss attributable to Tecogen, Inc.	(21.6)%	(14.3)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$2,188,355	$1,869,699	$318,656	17.0%
Chiller	695,040	4,692,080	(3,997,040)	(85.2)%
Engineered accessories	118,692	532,777	(414,085)	(77.7)%
Total product revenues	3,002,087	7,094,556	(4,092,469)	(57.7)%
Services	11,991,378	10,931,744	1,059,634	9.7%
Energy production	1,550,549	1,214,806	335,743	27.6%
Total revenues	$16,544,014	$19,241,106	$(2,697,092)	(14.0)%

    Total revenues for the nine months ended September 30, 2024 were $16,544,014 compared to $19,241,106 for the same period in 2023, a decrease of $2,697,092 or 14.0% year over year.

TECOGEN INC.
Products
    Products revenues in the nine months ended September 30, 2024 were $3,002,087 compared to $7,094,556 for the same period in 2023, a decrease of $4,092,469, or 57.7%. The decrease in revenue during the nine months ended September 30, 2024 is due to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity and caused certain customer order delays, resulting in a decrease in chiller sales of $3,997,040 and a $414,085 decrease in engineered accessory sales, offset partially by a $318,656 increase in cogeneration sales. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the nine months ended September 30, 2024 were $11,991,378, compared to $10,931,744 for the same period in 2023, an increase of $1,059,634, or 9.7%. The increase in revenue during the nine months ended September 30, 2024 is due to the addition of $717,363 in revenue from the acquired Aegis maintenance contracts, $67,884 of revenue representing our share of the excess cash flows above the minimum threshold for the bi-annual period ended June 30, 2024 and a $274,387, or 0.7%, increase in service contract revenues from existing contracts.
Our service operation revenues grow with the sale of installed systems because the majority of our product sales are accompanied by a service contract or time and materials agreements, and by the acquisition of maintenance contracts. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the nine months ended September 30, 2024 were $1,550,549, compared to $1,214,806 for the same period in 2023, an increase of $335,743, or 27.6%. The increase in Energy Production revenue is due to increased run hours at certain energy production sites.
Cost of Sales
    Cost of sales in the nine months ended September 30, 2024 was $9,408,288 compared to $11,388,750 for the same period in 2023, a decrease of $1,980,462, or 17.4%. The decrease in cost of sales is due to decreased Products sales, offset partially by increased service contract maintenance costs due to higher labor and material to replace engines at certain sites in 2024, and increased energy production costs. During the nine months ended September 30, 2024 our gross margin increased to 43.1% compared to 40.8% for the same period in 2023, a 2.3% increase due to higher service contract revenue.
    Products
Cost of sales for Products in the nine months ended September 30, 2024 was $2,018,734 compared to $4,500,771 for the same period in 2023, a decrease of $2,482,037, or 55.1% due to decreased sales of Products. During the nine months ended September 30, 2024, our Products gross margin was 32.8% compared to 36.6% for the same period in 2023, a 3.8% decrease. The decrease in margin was function of minimal Products revenue, warranty costs and unabsorbed labor costs in the nine months ended September 30, 2024.
Services
Cost of sales for Services in the nine months ended September 30, 2024 was $6,423,114 compared to $6,159,855 for the same period in 2023, an increase of $263,259, or 4.3%, due to increased labor and material costs as a consequence of the Aegis customer maintenance contracts acquisition. During the nine months ended September 30, 2024, our Services gross margin increased to 46.4% compared to 43.7% in the same period in 2023, a 2.7% increase. The increase in margin is due to decreased cost incurred to service the acquired Aegis customer maintenance, offset by labor and material costs incurred to replace engines at certain sites in 2024.
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
    Energy Production
Cost of sales for Energy Production in the nine months ended September 30, 2024 was $966,440 compared to $728,124 for the same period in 2023, an increase of $238,316, or 32.7%. During the nine months ended September 30, 2024 our Energy Production gross margin decreased to 37.7% compared to 40.1% for the same period in 2023, a 2.4% decrease. The decrease in the energy production gross margin is due to increased fuel and maintenance costs at certain of our Energy Production sites in the nine months ended September 30, 2024 compared to the same period in 2023.

TECOGEN INC.

Operating Expenses
Operating expenses increased $82,158, or 0.8%, to $10,532,801 in the nine months ended September 30, 2024 compared to $10,450,643 in the same period in 2023.

	Nine Months Ended
Operating Expenses	September 30, 2024	September 30, 2023	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$8,428,119	$8,418,581	$9,538	0.1%
Selling	1,377,758	1,426,321	(48,563)	(3.4)%
Research and development	734,994	625,691	109,303	17.5%
Gain on disposition of assets	(8,070)	(19,950)	11,880	(59.5)%
Total	$10,532,801	$10,450,643	$82,158	0.8%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2024 were $8,428,119 compared to $8,418,581 for the same period in 2023, an increase of $9,538 or 0.1%, due to a $211,854 increase in payroll and related benefits, $161,828 increase in facility costs due to the transition to our new facility, $83,055 of relocation costs, and a $79,830 increase in general office expenses, offset partially by a $125,742 decrease in depreciation and amortization expense, a $114,961 decrease in consulting costs, a $161,367 decrease in operating supplies, a $72,373 reduction in travel expenses, and a $52,586 decrease in business insurance costs.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2024 were $1,377,758 compared to $1,426,321 for the same period in 2023, a decrease of $48,563 or 3.4%, due to a $72,683 decrease in trade show expense, offset partially by a $25,252 increase in sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2024 were $734,994 compared to $625,691 for the same period in 2023, an increase of $109,303 or 17.5%, due to a $137,129 increase in depreciation and amortization, offset partially by a $67,457 decreased in payroll and related benefits.
The gain on asset dispositions for the nine months ended September 30, 2024 of $8,070 compared to $19,950 for the same period in 2023, represents the excess of insurance proceeds received over the net book value of assets for auto claims filed during the respective periods or the excess of proceeds received over the book value on the sale of vehicles.
Income (loss) from Operations
    Our loss from operations for the nine months ended September 30, 2024 was $3,397,075 compared to a loss from operations of $2,598,287 for the same period in 2023, an increase of $798,788, or 30.7%. The increase in the loss from operations is due to lower Products revenues and gross profit.
Other Income (Expense), net
    Other expense net for the nine months ended September 30, 2024 was $74,847 compared to other expense net of $63,940 for the same period in 2023, an increase in other expense of $10,907, due to unrealized loss of $18,749 recognized in the nine months ended September 30, 2023, a $50,913 increase in interest due to borrowings under our related party note and lease financing, offset partially by a $21,257 decrease in currency exchange losses recognized in the nine months ended September 30, 2024.
Provision for State Income Taxes
    The provision for state income taxes for the nine months ended September 30, 2024 and 2023 was $22,100 and $32,252, respectively, and represents estimated income tax payments, net of refunds, to various states.Non-controlling Interest

TECOGEN INC.
    Income attributable to the non-controlling interest was $80,149 for the nine months ended September 30, 2024 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2023, income attributable to the non-controlling interest was $57,232.
Net Income (loss) Attributable to Tecogen
    The net loss attributable to Tecogen for the nine months ended September 30, 2024 was a net loss of $3,574,171 compared to a net loss of $2,751,711 for the same period in 2023, an increase in the net loss of $822,460, or 29.9%. The increase in the net loss is due to decreased Products revenue and gross profit and by a $82,158 increase in operating expenses..

Liquidity and Capital Resources

Sources of Liquidity
During the nine months ended September 30, 2024, we incurred a loss from operations of $3,397,075 compared to a loss from operations of $2,598,287 in the same period in 2023. Cash flows from operations increased $903,255 during the nine months ended September 30, 2024 compared to the same period in 2023. As of September 30, 2024, we had cash and cash equivalents of $1,282,238 compared to cash and cash equivalents of $1,351,270 as of December 31, 2023, a decrease of $69,032 or 5.1%, and an accumulated deficit as of September 30, 2024, of $46,453,827. In addition to cash from operations, we have relied upon loans aggregating to $1,500,000 from related parties to help fund operations. The initial loan of $500,000 from Mr. Hatsopoulos is due on October 10, 2025. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. On September 18, 2024, we issued a promissory note and borrowed $500,000 from Mr. Lewis. The loan matures on September 18, 2025 and bears interest at 4.57% per annum with a maturity of one year (See “Note 11. Related Party Notes" to the Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended September 30, 2024 ("Form 10-Q" or "Report") and “Liquidity and Capital Resources,” below.) On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock, exercisable within two years. There is no assurance we will be able to raise such financing or upon terms that are acceptable to us. (See also “Note 2. Revenue" to the Condensed Consolidated Financial Statements included in this Form 10-Q and "Note 2. Revenue" to our Condensed Consolidated Financial Statements for the year ended December 31, 2023, included in our 2023 Form 10-K.) If our cash flows from operations are insufficient to fund our business we must continue to rely upon financing provided by related parties to help fund our operations and we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.

Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2024	September 30, 2023	Increase (Decrease)
Operating activities	$(116,995)	$(1,020,250)	$903,255
Investing activities	(895,652)	(247,558)	(648,094)
Financing activities	943,615	—	943,615
Cash Provided by (Used in)	$(69,032)	$(1,267,808)	$1,198,776

Consolidated working capital at September 30, 2024 was $6,328,441 compared to $9,822,546 at December 31, 2023, a decrease of $3,494,105, or 35.6%. Included in working capital were cash and cash equivalents of $1,282,238 at September 30, 2024, compared to $1,351,270 at December 31, 2023, a decrease of $69,032, or 5.1%.
Cash Flows from Operating Activities
    Cash used in operating activities for the nine months ended September 30, 2024 was $116,995 compared to $1,020,250 of cash used by operating activities for the same period in 2023, a decrease in cash used of $903,255, or 88.5% Our accounts receivable and unbilled revenue balances were $5,448,364 and $1,139,532, respectively, at September 30, 2024 compared to $6,781,484 and $1,258,532 at December 31, 2023, providing $1,303,300 of cash. During the nine months ended September 30, 2023 we collected the majority of the outstanding Employee Retention Credit receivables, providing $667,121 of cash from operations.

TECOGEN INC.
Accounts payable increased to $4,838,395 as of September 30, 2024 from $4,514,415 at December 31, 2023, providing $323,980 in cash flow from operations. The increase in accounts payable was due to extending our supplier payments. Deferred revenue increased to $2,598,302 as of September 30, 2024 compared to $2,016,817 as of December 31, 2023, due to increased customer deposits, providing $581,485 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024 we used $895,652 in cash from investing activities. We used $838,932 of cash to purchase property, plant and equipment, received $40,255 in proceeds from the disposition of assets, including insurance proceeds and distributed $96,975 to the 49% non-controlling interest holders of American DG New York LLC. Cash used in asset acquisition are for costs incurred during the nine months ended September 30, 2024 for initial improvements required to the North Billerica, Massachusetts leased premises which are estimated to range between $850,000 and $1,000,000.
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
Cash Flows from Financing Activities
During the nine months ended September 30, 2024 we received proceeds of $1,000,000 under the related party promissory notes and used $56,385 of cash in payment of finance lease principal. There were no cash flows from financing activities in the three months ended September 30, 2023.
Backlog
As of September 30, 2024, our backlog of product and installation projects, excluding service contracts, was $5,023,267, consisting of $3,759,305 of purchase orders received by us and $1,263,962 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of September 30, 2023, our backlog of product and installation projects, excluding service contracts, was $7,515,922 consisting of $6,515,323 of purchase orders received by us and $1,000,599 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At September 30, 2024, we had cash and cash equivalents of $1,282,238, a decrease of $69,032 or 5.1% from the cash and cash equivalents balance at December 31, 2023. During the nine months ended September 30, 2024, our revenues were negatively impacted due to the relocation of our manufacturing operations to our new facility in April 2024, which significantly reduced our production capacity, caused certain customer order delays or deferrals for our products; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues due to business closures and increased remote work and learning environments.
On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock for each share purchased, exercisable within two years.
On October 9, 2023, we entered into an agreement with each of John N. Hatsopoulos, a director and principal shareholder of Tecogen, and Earl R. Lewis, III, a director of Tecogen, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1 million, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially an additional $500,000 at his discretion. On October 10, 2023, we issued a promissory note and borrowed $500,000 from Mr. Hatsopoulos. The note, as amended on March 21, 2024, is due and repayable two years from the date of issuance and bears interest at 5.12% per annum payable in full at maturity. The loan is required to be repaid in the event of a change of control of the company and upon the occurrence of an event of default under the note, including upon a failure to pay the principal and interest when due, or the commencement of voluntary or involuntary bankruptcy or insolvency proceeding. The proceeds of the loans are expected to be used for general working capital purpose.

TECOGEN INC.
On March 21, 2024, John H. Hatsopoulos amended the terms of the Promissory Note dated October 10, 2023, extending the maturity date by one year, to October 10, 2025, and agreeing to accept payment in cash or Tecogen common stock. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and executed a promissory note with a maturity of one year and interest at 5.06% per annum. On September 18, 2024, we borrowed $500,000 from Mr. Lewis, and executed a executed a promissory note with a maturity of one year and interest at 4.57% per annum.
Based on management's analysis, we believe that cash flows from operations, the note agreements and anticipated proceeds from the private placement offering will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so In order to grow our business and fund the development of our hybrid-drive air-cooled chiller and the relocation of our primary facility, we expect that our cash requirements will increase and we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth.

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
Seasonality
The majority of our chilling systems sold are operational during the summer. Demand for our service team is higher in the warmer months when cooling is required. Chiller units are generally shut down in the winter and started up again in the spring. The chiller "busy season" for the service team generally runs from May through the end of September. Our cogeneration sales are not generally affected by seasonality.
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

On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc ("Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, pre-judgment and post-judgment interest, legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogenerator installed by us at the plaintiffs' facility caught fire, causing damage to the cogenerator and the plaintiff's facility. We have filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and continue to maintain the reserve at September 30, 2024.
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
We incurred a net loss from operations of $3,397,075 during the nine months ended September 30, 2024, compared to a net loss from operations of $2,598,287 in the same period in 2023. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss from operations of $3,397,075 during the nine months ended September 30, 2024, compared to a net loss from operations of $2,598,287 in the nine months ended September 30, 2023. Historically, we have incurred net losses from operations, including a net loss of $4,598,103 in the year ended December 31, 2023, and, as of September 30, 2024, we had an accumulated deficit of $46,453,827. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future. On October 30, 2024, our Board of Directors authorized management to proceed with an equity offering consisting of a private placement to existing shareholders in an amount of up to $2 million, consisting of one share of common stock, with a warrant to purchase one share of common stock for each share purchsed, exercisable within two years. Based on management's analysis, we believe that cash flows from operations, the note agreements and anticipated proceeds from the private placement offering will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so. If our cash flows from operations are insufficient to fund our business we must continue to rely upon financing provided by related parties to help fund our operations and we may need to raise additional capital through a debt or equity financing to meet our need for capital to fund operations and future growth. (See “Note 11 to the Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources-Liquidity.”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

TECOGEN INC.

The Company did not purchase any equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, no director or officer of the Company, as defined in Section 16 of the Securities Exchange Act of 1934 and the rules adopted thereunder, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or pursuant to any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

TECOGEN INC.
(Registrant)

Dated: November 14, 2024	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)