Form 10-Q
period 2025-03-31
TECOGEN INC.
filed 2025-05-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class        Trading Symbol        Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share     TGEN         NYSE American LLC
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

As of May 12, 2025, 25,259,267 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2025

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,066,793	$5,405,233
Accounts receivable, net	5,849,511	6,026,545
Inventories, net	9,886,750	9,634,005
Unbilled revenue	126,738	398,898
Prepaid and other current assets	684,548	680,565
Total current assets	20,614,340	22,145,246
Long-term assets:
Property, plant and equipment, net	1,774,288	1,738,036
Right-of-use assets - operating leases	1,768,309	1,730,358
Right-of-use assets - finance leases	646,874	452,390
Intangible assets, net	2,421,355	2,513,189
Goodwill	2,346,566	2,346,566
Other assets	154,096	166,474
TOTAL ASSETS	$29,725,828	$31,092,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes, current portion	$512,187	$1,548,872
Accounts payable	4,346,918	4,142,678
Accrued expenses	2,827,144	2,890,886
Deferred revenue, current portion	5,656,983	6,701,131
Operating lease obligations, current portion	456,370	430,382
Finance lease obligations, current portion	113,249	85,646
Acquisition liabilities, current portion	936,564	902,552
Unfavorable contract liability, current portion	97,376	113,449
Total current liabilities	14,946,791	16,815,596
Long-term liabilities:
Related party notes, net of current portion	1,055,122	—
Deferred revenue, net of current portion	1,169,075	1,165,951
Operating lease obligations, net of current portion	1,355,685	1,341,789
Finance lease obligations, net of current portion	457,865	325,235
Acquisition liabilities, net of current portion	938,407	1,008,760
Unfavorable contract liability, net of current portion	291,390	309,390
Total liabilities	20,214,335	20,966,721
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,985,261 issued and outstanding at March 31, 2025 and 24,950,261 shares issued and outstanding at December 31, 2024	24,985	24,950
Additional paid-in capital	57,924,587	57,845,289
Accumulated deficit	(48,299,816)	(47,639,894)
Total Tecogen Inc. stockholders’ equity	9,649,756	10,230,345
Non-controlling interest	(138,263)	(104,807)
Total stockholders’ equity	9,511,493	10,125,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,725,828	$31,092,259
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Products	$2,533,809	$1,491,398
Services	4,245,022	4,014,310
Energy production	498,939	680,389
Total revenues	7,277,770	6,186,097
Cost of sales
Products	1,487,750	1,049,543
Services	2,258,898	2,092,257
Energy production	310,082	468,640
Total cost of sales	4,056,730	3,610,440
Gross profit	3,221,040	2,575,657
Operating expenses:
General and administrative	2,928,135	2,848,568
Selling	594,481	529,669
Research and development	292,668	254,696
Gain on disposition of assets	—	(7,391)
Total operating expenses	3,815,284	3,625,542
Loss from operations	(594,244)	(1,049,885)
Other income (expense)
Other income (expense), net	(14,245)	(15,747)
Interest expense	(32,326)	(18,670)
Unrealized gain (loss) on investment securities	(18,749)	18,749
Total other income (expense), net	(65,320)	(15,668)
Loss before provision for state income taxes	(659,564)	(1,065,553)
Provision for state income taxes	925	22,063
Consolidated net loss	(660,489)	(1,087,616)
(Income) loss attributable to the non-controlling interest	567	(17,351)
Loss attributable to Tecogen Inc.	$(659,922)	$(1,104,967)

Net loss per share - basic	$(0.03)	$(0.04)
Weighted average shares outstanding - basic	24,954,928	24,850,261
Net loss per share - diluted	$(0.03)	$(0.04)
Weighted average shares outstanding - diluted	24,954,928	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2025 and 2024
(unaudited)

Three Months ended March 31, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$(104,807)	$10,125,538
Exercise of stock options	35,000	35	38,465	—	—	38,500
Stock-based compensation expense	—	—	40,833	—	—	40,833
Distributions to non-controlling interest	—	—	—	—	(32,889)	(32,889)
Net loss	—	—	—	(659,922)	(567)	(660,489)
Balance at March 31, 2025	24,985,261	$24,985	$57,924,587	$(48,299,816)	$(138,263)	$9,511,493

Three Months ended March 31, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	$14,652,295
Stock-based compensation expense	—	—	44,535	—	—	44,535
Net (loss) income	—	—	—	(1,104,967)	17,351	(1,087,616)
Balance at March 31, 2024	24,850,261	$24,850	$57,645,937	$(43,984,623)	$(76,950)	$13,609,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(660,489)	(1,087,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	185,695	140,137
Provision for (recovery of) credit losses	(75,000)	14,258
Stock-based compensation	40,833	44,535
Unrealized (loss) gain on investment securities	18,749	(18,749)
Gain on disposition of assets	—	(7,391)
Non-cash interest expense	18,852	6,400
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	252,034	234,095
Inventory	(252,745)	532,418
Unbilled revenue	272,160	—
Prepaid assets and other current assets	(3,983)	(48,933)
Other assets	71,264	194,283
Increase (decrease) in:
Accounts payable	204,237	(500,516)
Accrued expenses and other current liabilities	(63,742)	167,789
Deferred revenue	(1,041,023)	791,181
Other liabilities	(140,245)	(213,675)
Net cash provided by (used in) operating activities	(1,173,403)	248,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(132,020)	(104,952)
Proceeds from disposition of assets	—	33,013
Distributions to non-controlling interest	(32,889)	—
Net cash used in investing activities	(164,909)	(71,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(38,628)	(17,112)
Proceeds from exercise of stock options	38,500	—
Net cash used in financing activities	(128)	(17,112)
Net increase (decrease) in cash and cash equivalents	(1,338,440)	159,165
Cash and cash equivalents, beginning of the period	5,405,233	1,351,270
Cash and cash equivalents, end of the period	$4,066,793	$1,510,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,474	$11,855
Cash paid for taxes	$925	$425

Non-cash investing activities
Right-of-use assets acquired under operating leases	$115,857	$1,429,977
Right-of-use assets acquired under finance leases	$226,794	$200,187
Aegis Contract and Related Asset Acquisition:
Contingent consideration	$—	$92,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc. (together with its subsidiaries "we", "our", "us", "Tecogen," or "Company"), a Delaware corporation, was incorporated on September 15, 2000. We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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

Liquidity, Going Concern and Management's Plans
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of March 31, 2025, our cash and cash equivalents were $4,066,793, compared to $5,405,233 at December 31, 2024, a decrease of $1,338,440. For the three months ended March 31, 2025 we used $1,173,403 in cash from operations and an operating loss of $594,244, due to a decrease in Services gross margin percentage due to higher labor and material costs and an increase in operating expenses. Working capital at March 31, 2025 was $5,667,549, compared to $5,329,650 at December 31, 2024, an increase of $337,899 and our accumulated deficit was $48,299,816.

As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date. Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance as well as key initiatives recently undertaken. Our forecasts are dependent on our ability to maintain margins based on the Company's ability to close on new and expanded business, leverage existing working capital, and effectively manage expenses. New and expanded business includes the newly developed hybrid-drive air-cooled chillers, the acquisition of additional maintenance contracts in February 2024 and May 2024, and the expansion of markets served by our chiller products into the data center market, which is currently experiencing power constraints. Our backlog at March 31, 2025 was $9,522,015. Based on management's analysis, we believe that cash flows from operations and the proceeds from related party notes will be sufficient to fund operations over the next twelve months. There can, however, be no assurance we will be able to do so and we may be required to raise additional financing through one or more equity or debt financings. There can be no assurance that we will be able to raise such additional financing or upon terms acceptable to us or at all. Based on our analysis, the condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.
Our common stock is listed on the NYSE American stock exchange and trades under the symbol "TGEN." See Note 14. Subsequent Events of the Notes to Condensed Consolidated Financial Statements.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of March 31, 2025 and December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All intercompany transactions have been eliminated in consolidation.
    The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date included in our Annual Report on Form 10-K for the year ended December 31, 2024, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
    The provisions for income taxes in the accompanying unaudited consolidated statements of operations differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.
Business Combinations
In accordance with applicable accounting standards, we estimate the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We may make certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from energy production sites or customer maintenance contracts, estimated operating costs, as well as discount rates. At the acquisition date, we will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller and pre-acquisition deferred maintenance contingencies identified at service contract acquisition. Contingent consideration and pre-acquisition deferred maintenance contingencies are recorded at fair value on the acquisition date based on our expectation of achieving the contractually defined revenue targets and actual and projected future costs. The fair value of the contingent consideration and pre-acquisition deferred maintenance liabilities are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in cost of goods sold or general and administrative expense in the condensed consolidated statement of operations. Contingent consideration liabilities and deferred payments to sellers are recorded as current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.
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
Segment Information
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Services segment installs and maintains our cogeneration systems. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. Segment profit is based on operating income after the elimination of intercompany transactions. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by our Chief Executive Officer, who is our Chief Operating Decision Maker, to allocate resources to and access performance of our segments. See Note 13. Segments of the Notes to Condensed Consolidated Financial Statements, for a reconciliation of segment profit to income from operations.

Recently Issued Accounting Standards

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of Topic 740 did not have a material effect on our consolidated financial statements, other than with respect to expanded disclosure.
Compensation - Stock Compensation (Topic 718) - In March 2024, the Financial Accounting Standards Board Issued ASU 2024-01, Compensation - Stock Compensation (Topic 718). ASU 2024-01 addresses generally accepted accounting principles relating to profits interest awards and similar awards provided to employees or non-employees to align compensation with an entity's operating performance and provide the holders with the opportunity to participate in future profits and/or equity appreciation of the entity. Since profits interest holders only participate in future profits and/or equity appreciation and have no rights to the existing assets of the entity, a profits interest award should be accounted for as a share-based compensation arrangement (Topic 718) or similar to a cash bonus or profit-sharing arrangement (Topic 710). The amendments in this update apply to all entities that enter into share-based payment transactions and are effective for annual periods beginning after December 15, 2024 and interim periods for those annual periods. Early adoption is permitted for both interim and annual periods that have not yet been issued or made available for issuance. If adopted in an interim period, the update should be adopted as of the beginning of the annual period that includes the interim period. The amendments can be applied retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date the entity first applies the amendments. If applied retrospectively, the entity is required to provide disclosures in paragraphs 250-10-50-1 through 50-3. If applied prospectively, the entity is required to disclose the nature and reason for the change in accounting principle. The adoption of ASU 2024-01 did not have a material effect on our financial position or results of operation.
Codification Improvements – Amendments to Remove References to the Concepts Statements. In March 2024, the Financial Accounting Standards Board Issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concept Statements, affecting a variety of Topics in the Codification and applies to all reporting entities. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal year that includes the interim period. An entity should apply the amendments prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained earnings, or other appropriated components of equity or net assets, as of the beginning of the earliest comparative period presented. The adoption of ASU 2024-02 did not have a material effect on our financial position or results of operation.
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

Note 2. Revenue
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products, services, and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in sales transactions are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. We have elected to exclude from revenue any value-added sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

manner in which we historically recorded shipping and handling fees and value-added taxes. Incremental costs incurred by us to obtain a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. (See Note 13. Segments of the Notes to Condensed Consolidated Financial Statements.)
The following table further disaggregates our revenue by major source and by segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended
Revenues	March 31, 2025	March 31, 2024
Products:
Cogeneration	$1,080,369	$774,229
Chiller	1,374,197	657,061
Engineered Accessories	79,243	60,108
Total Products Revenue	2,533,809	1,491,398
Services	4,245,022	4,014,310
Energy production	498,939	680,389
Total revenues	$7,277,770	$6,186,097
Products Segment
Products. Our Products revenues include cogeneration systems that supply electricity and hot water, chillers that provide air-conditioning and hot water and engineered accessories, which consist of ancillary products and parts necessary to install a cogeneration unit including integration into the customers’ existing electrical and mechanical systems. We refer to the package of engineered accessories and engineering and design services necessary for the customers' installation of a cogeneration unit as light installation services.
We transfer control and generally recognize a sale when we ship a product from our manufacturing facility at which point title has transferred and the customer takes ownership of the product. Payment terms on product sales are generally thirty (30) days.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount we have the right to invoice the customer under the contract.
Our initial acquisition of the Aegis maintenance contracts and related business closed on March 15, 2023. We have included the financial results of the Aegis maintenance agreements in our condensed consolidated financial statements from April 1, 2023, from February 1, 2024 and from May 1, 2024, the closing or acquisition dates for the acquisitions in our revenue from the Services segment. See Note 7. Aegis Contract and Related Asset Acquisitions of the Notes to Condensed Consolidated Statements for a further discussion of the Aegis acquisition. Payment terms for maintenance services are generally thirty (30) days.
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

As the various forms of energy delivered by us under energy production contracts are simultaneously delivered and consumed by the customer, our performance obligation under these contracts is considered to be satisfied over time. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to that amount to which we have the right to invoice the customer under the contract. Payment terms on invoices under these contracts are generally thirty (30) days.
Contract Balances
    The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled revenue (contract assets) and deferred revenue, consisting of customer deposits and billings in excess of revenue recognized (contract liabilities) on the condensed consolidated balance sheets.
    We did not recognize any revenue during the three months ended March 31, 2025 that was included in unbilled revenue as of March 31, 2025.
    Revenue recognized during the three ended months March 31, 2025 that was included in deferred revenue at the beginning of the period was approximately $2,224,011.
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
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6,826,058. We expect to recognize revenue of approximately 85.4% of the remaining performance obligations over the next 24 months, 82.9% recognized in the first 12 months and 2.5% recognized over the subsequent 12 months and the balance thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss available to stockholders	$(659,922)	$(1,104,967)
Denominator:
Weighted average shares outstanding - Basic	24,954,928	24,850,261
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding - Diluted	24,954,928	24,850,261
Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)
Anti-dilutive shares underlying stock options outstanding	194,966	2,081,772

Note 4.	Inventories, net
Inventories at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials, net	$8,826,608	$8,525,879
Work-in-process	841,761	930,769
Finished goods, net	218,381	177,357
Total inventories, net	$9,886,750	$9,634,005

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2025	December 31, 2024
Energy systems	10 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,606,447	1,598,538
Furniture and fixtures	5 years	239,402	224,868
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,016,316	906,739
		5,865,262	5,733,242
Less - accumulated depreciation and amortization		(4,090,974)	(3,995,206)
Property, plant and equipment, net		$1,774,288	$1,738,036
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2025 and 2024 was $95,768 and $94,838, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2025 and December 31, 2024 we had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2025			December 31, 2024
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(716,366)	$61,099	$777,465	$(709,855)	$67,610
Patents	888,910	(608,267)	280,643	888,910	(584,493)	304,417
Developed technology	240,000	(192,000)	48,000	240,000	(188,000)	52,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(150,821)	113,115	263,936	(141,394)	122,542
Favorable contract asset	384,465	(380,764)	3,701	384,465	(379,839)	4,626
Customer contracts	2,225,123	(337,222)	1,887,901	2,225,123	(290,025)	1,935,098
	$4,806,795	$(2,385,440)	$2,421,355	$4,806,795	$(2,293,606)	$2,513,189

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,229,402)	$388,766	$2,618,168	$(2,195,329)	$422,839
The aggregate amortization expense related to non-contract related intangible assets was $43,711 and $52,995 for the three months ended March 31, 2025 and 2024, respectively. The net aggregate expense (credit) related to the amortization of the contract related intangible assets and liabilities for the three months years ended March 31, 2025 and 2024 was $14,050 and $(7,698), respectively.

Contract Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us on May 18, 2017. The customer contract asset includes the maintenance services contracts acquired by us on April 1, 2023 as part of the Aegis acquisition and pursuant to the February 2024 Amendment and the May 2024 Amendment. (See Note 7. Aegis Contract and Related Asset Acquisitions.)
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term, which range from approximately one year to eleven years, and is charged against either administrative expenses or cost of sales in the accompanying condensed consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$168,383	$94,421	$262,804
Year 2	168,031	126,791	294,822
Year 3	131,636	133,764	265,400
Year 4	18,768	137,208	155,976
Year 5	5,650	137,208	142,858
Thereafter	10,389	873,444	883,833
Total	$502,857	1,502,836	$2,005,693

Note 7.	Aegis Contract and Related Asset Acquisitions
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
No additional maintenance service agreements contemplated in the February 2024 Amendment or the May 2024 Amendment have been acquired as of March 31, 2025.
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
We have included the financial results of the Aegis maintenance agreements in our condensed consolidated financial statements from April 1, 2023, from February 1, 2024 and from May 1, 2024, the closing or acquisition dates for the acquisitions.

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
As of December 31, 2024, we recorded no remeasurement adjustments to the fair value of the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and the actual and expected maintenance costs were consistent with our initial valuation.
February 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration were provisional, pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2024, we completed our analysis and valuation for the February 2024 amendment.
May 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration were provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2024, we completed our analysis and valuation for the May 2024 amendment.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

included the discount rate of 15%, profitability assumptions, revenue assumptions, and anticipated existing contract run out were the material assumptions utilized in the discounted cash flow model used to estimate fair value. The discount rate reflects an estimate of our weighted-average cost of capital.
Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis contingent consideration equal to a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. On the date of acquisition, the fair value of the contingent consideration and the deferred maintenance reserve were calculated under the income approach using a weighted average cost of capital of 15%, discounting the future cash flows to present value, and are subsequently remeasured to fair value at each reporting date until the fair value contingencies are resolved. Fair value adjustments which may be determined at subsequent reporting dates will be recorded in our condensed consolidated statements of operations and will not impact the goodwill balance after the measurement period.
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
Acquisition-related costs which consisted on recurring internal resources were de minimus and such costs were expensed as incurred (ASC 805-50-30-1).
The following table summarizes the contract-related liabilities assumed as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Acquisition liabilities, current portion
Contingent consideration	$362,362	$328,350
Deferred maintenance reserve	574,202	574,202
	936,564	902,552
Acquisition liabilities, net of current portion
Contingent consideration	938,407	1,008,760
Deferred maintenance reserve	—	—
	$938,407	$1,008,760

Revenues and gross profit from the Aegis maintenance contracts were $692,292 and $462,282 and $758,762 and $485,044, respectively, for the three months ended March 31, 2025 and 2024. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisitions.
Periodic Remeasurement of Contingent Liabilities
The fair value of the contingent consideration and pre-acquisition deferred maintenance liabilities are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in cost of goods sold or general and administrative expense in the condensed consolidated statement of operations.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to fifty percent of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of March 31, 2025, we do not expect to make any material payments under the guarantee.
At March 31, 2025, we were due $98,266 under the energy production contracts, representing 50% of the excess cash flows above the minimum threshold for the bi-annual period ended December 31, 2024. We expect to receive these funds in the second quarter of 2025.
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
Operating Leases
Operating leases are included in Right-of-use assets - operating leases, Operating lease obligations, current portion and Operating lease obligations, net of current portion, on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,125,000 and $1,175,000. As of March 31,

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

2025 we have expended $1,117,116 on the required improvements at our North Billerica facility.The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024 we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service center for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025 we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025 we extended the term of our Windsor, CT service facility for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month.
The lease on our former headquarters located in Waltham, Massachusetts which consisted of approximately 43,000 square feet of manufacturing, storage and office space, expired on April 30, 2024. The base monthly rent in 2024 was $44,254.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2025 and 2024 was $148,291 and $271,562, respectively.
Supplemental information related to operating leases for the three months ended March 31, 2025 and 2024 was as follows:

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$143,961	$269,836
Right-of-use assets obtained in exchange for operating lease liabilities	$115,857	$1,429,977
Weighted-average remaining lease term - operating leases	3.9 Years	4.7 Years
Weighted-average discount rate - operating leases	7.6%	7.5%

Supplemental balance sheet information related to operating leases as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,768,309	$1,730,358

Operating lease liability, current portion	$456,370	$430,382
Operating lease liability, net of current portion	1,355,685	1,341,789
Total operating lease liability	$1,812,055	$1,772,171
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease obligations, current portion and Finance lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles.
Lease expense for finance leases for the three months ended March 31, 2025 and 2024 was as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	March 31, 2025	March 31, 2024
Finance lease cost:
Depreciation of right-of-use assets	$32,167	$10,009
Interest on lease liabilities	12,888	4,940
Total finance lease cost	$45,055	$14,949
Supplemental information related to finance leases for the three months ended March 31, 2025 and 2024 was as follows:

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of finance lease liabilities	$42,217	$12,233
Right-of-use assets obtained in exchange for finance lease liabilities	226,794	200,187
Weighted-average remaining lease term - finance leases	4.4 Years	5.0 years
Weighted-average discount rate - finance leases	10.3%	10.4%

Supplemental balance sheet information related to finance leases as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Finance leases
Right-of-use assets - motor vehicles	$621,411	$425,563
Right-of-use assets - boiler	25,463	26,827
	$646,874	$452,390

Finance lease liability, current portion	$113,249	$85,646
Finance lease liability, net of current portion	457,865	325,235
Total finance lease liability	$571,114	$410,881

Future minimum lease commitments under non-cancellable operating and finance leases as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$567,288	$166,222	$733,510
Year 2	551,915	164,068	715,983
Year 3	464,209	164,068	628,277
Year 4	362,144	151,836	513,980
Year 5	79,857	65,648	145,505
Thereafter	52,195	—	52,195
Total lease payments	2,077,608	711,842	2,789,450
Less: imputed interest	265,553	140,728	406,281
Total	$1,812,055	$571,114	$2,383,169

Note 10.	Stock-Based Compensation
Stock-Based Compensation
On December 22, 2005, our Board of Directors adopted Tecogen's 2006 Stock Option and Incentive Plan ("2006 Plan") under which the Board of Directors or a committee appointed by the Board of Directors may grant incentive stock options to officers and employees and may grant non-qualified stock options, restricted stock and stock to officers, employees, directors, advisors and consultants. The 2006 Plan was amended at various dates by the Board of Directors to increase the

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

number of shares of common stock reserved for issuance under the Plan to 3,838,750, and, in June 2017, stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 (2006 Plan as amended, "Amended Plan").
Stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company, are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Amended Plan as of March 31, 2025 was 1,078,168.
During the three months ended March 31, 2025, we granted non-qualified options to purchase an aggregate of 30,000 shares of common stock to certain employees at prices between $2.14 per share and $2.88 per share to purchase shares of common stock under the Amended Plan. The fair value of the option issued in 2025 were $33,470. The weighted-average grant date fair-value of stock options granted in 2025 was $1.12 per share.
On March 8, 2022, our Board of Directors adopted Tecogen's 2022 Stock Incentive Plan ("2022 Plan"), under which the Board of Directors or a committee appointed by the Board of Directors may grant incentive stock options to officers and employees and grant non-qualified stock options, restricted stock, and stock grants to officers, employees, directors, advisors and consultants. We have reserved 3,800,000 shares of our common stock for issuance pursuant to awards under the 2022 Plan. The adoption of the 2022 Plan was approved by our shareholders on June 9, 2022. The 2022 Plan expires ten years from its effective date or March 1, 2032.
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Plan as of March 31, 2025 was 2,950,000.
During the three months ended March 31, 2025, we did not grant any options to purchase shares of common stock under the 2022 Plan.
Stock option activity for the three months ended March 31, 2025 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	2,752,962	$0.71	—	$3.93	$1.14	6.70 years	$1,348,684
Granted	30,000	$2.14	—	$2.88	$2.32
Exercised	(35,000)		$1.10		$1.10		$49,175
Outstanding, March 31 2025	2,747,962	$0.71	—	$3.93	$1.16	6.48 years	$3,234,426
Exercisable, March 31, 2025	1,805,462				$1.26		$2,036,326
Vested and expected to vest, March 31, 2025	2,606,587				$1.17		$3,054,711
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The weighted average assumptions used in the Black-Scholes option pricing model for options granted in three months ended March 31, 2025 and 2024 are as follows:

Stock Option Award Assumptions	March 31, 2025	March 31, 2024
Expected dividend yield	—%	—%
Expected life	6.25 years	6.25 years
Risk-free interest rate	4.22%	4.28%
Expected volatility	42.33%	40.17%
Consolidated stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $40,833 and $44,535, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At March 31, 2025, the total compensation cost related to unvested stock option awards not yet recognized is $271,088 and this amount will be recognized over a weighted average period of 2.30 years.

Note 11.	Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, Mr. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one-year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
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
The loans bear interest on the outstanding principal at the Internal Revenue Service’s Applicable Federal Rate to be determined at the time we issue a promissory note in connection with a loan drawdown. The notes may be prepaid by us at any time. The principal amount of each loan and accrued interest is subject to mandatory prepayment in the event of a change of control of the registrant. The promissory notes are subject to customary events of default and are transferable provided the conditions to transfer set forth in the promissory notes are satisfied by the noteholder. The proceeds of the loans have been used for general working capital purposes and to fund the initial improvements required at our North Billerica facility.
At March 31, 2025 our obligation to Mr. Hatsopoulos under the promissory notes, inclusive of $55,122 of accrued and unpaid interest, was $1,055,122, and was reclassed to long-term liabilities due to the February 18, 2025 amendment. At March 31, 2025 our obligation to Mr. Lewis under the promissory note, inclusive of $12,187 of accrued and unpaid interest, was $512,187.
On May 1, 2025, Mr. Lewis elected to convert promissory note we had issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Marketable equity securities
    The following tables present the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2025 and 2024 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
March 31, 2025
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(18,749)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(18,749)

March 31, 2024
Recurring fair value measurements
Marketable equity securities
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
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended March 31, 2025 and 2024:

Fair value at December 31, 2024	$93,744
Unrealized loss	(18,749)
Fair value at March 31, 2025	$74,995

Fair value at December 31, 2023	$93,744
Unrealized gain	18,749
Fair value at March 31, 2024	$112,493

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Contingent Contract Consideration
We utilize a Level 3 category fair value measurement to value the agreed upon Aegis contingent contract consideration liability at period end since there are no quoted prices for this liability in non-active markets, there are no quoted prices for similar liabilities in active markets and there are no inputs that are observable for substantially the full term of the the liability. The contingent contract consideration calculation requires management to make estimates and assumptions that affect the reported amount of the liability. The contingent contract consideration is payable each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. On the date of acquisition, the fair value of the contingent consideration was calculated using a weighted average cost of capital of 15%, discounting the future cash flows to present value.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
March 31, 2025
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$362,362	$—	$—	$362,362	$—
Acquisition liabilities, net of current portion	938,407	—	—	938,407	—
Total recurring fair value measurements	$1,300,769	$—	$—	$1,300,769	$—

March 31, 2024
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$237,928	$—	$—	$237,928	$—
Acquisition liabilities, net of current portion	1,016,558	—	—	1,016,558	—
Total recurring fair value measurements	$1,254,486	$—	$—	$1,254,486	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM") manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis, (ii) making resource allocation decisions and (iii) designating responsibilities for his direct reports. As of March 31, 2025, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1. Description of Business and Basis of Presentation, are organized around the products, services and energy production provided to customers and represent our reportable segments.
Our CODM uses segment profit, based on operating income after the elimination of intercompany transactions and segment identifiable assets to assess segment operating performance and to make resource allocation decisions. Certain costs such as other income (expense) are not included in the measure of segment profit and are excluded from management's assessment of segment financial performance.
Corporate includes finance, treasury, certain research and development costs, tax and legal costs and certain other costs which are not allocated to the reportable segments.
The following table presents information by reportable segment for the three months ended March 31, 2025 and 2024:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate	Total
Three Months Ended March 31, 2025
Revenues	$2,533,809	$4,245,022	$498,939	$—	$7,277,770
Cost of sales	1,487,750	2,258,898	310,082		4,056,730
Gross profit	1,046,059	1,986,124	188,857	—	3,221,040
Operating expenses	569,829	1,760,446	16,469	1,468,540	3,815,284
Profit (loss) from operations	$476,230	$225,678	$172,388	$(1,468,540)	$(594,244)

Identifiable assets	$10,255,443	$11,475,395	$2,703,490	$5,291,500	$29,725,828

Three Months Ended March 31, 2024
Revenues	$1,491,398	$4,014,310	$680,389	$—	$6,186,097
Cost of sales	1,049,543	2,092,257	468,640	—	3,610,440
Gross profit	441,855	1,922,053	211,749	—	2,575,657
Operating expenses	629,249	1,487,340	19,102	1,489,851	3,625,542
Profit (loss) from operations	$(187,394)	$434,713	$192,647	$(1,489,851)	$(1,049,885)

Identifiable assets	$9,793,634	$12,207,675	$3,295,316	$3,161,918	$28,458,543

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On April 30, 2025, we announced that shares of our common stock were approved for listing on the NYSE American LLC ("NYSE American") stock exchange. Our common stock began trading on the NYSE American under our current symbol "TGEN" on May 6, 2025.
On May 1, 2025, Mr. Lewis elected to convert promissory note we had issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include, among other things, demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), as supplemented, and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors.” The following discussion should be read in conjunction with the 2024 Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. Each of the terms "we,” “our,” “us,” "Tecogen," or "Company" as used herein refer collectively to Tecogen Inc. and our wholly owned subsidiaries, unless otherwise stated. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing ours views as of any date subsequent to the date of the filing of this Form 10-Q.
Recent Developments
Uplist to NYSE American Stock Exchange
On April 30, 2025, we announced that shares of our common stock were approved for listing on the NYSE American LLC ("NYSE American") stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
Vertiv Sales and Marketing Agreement - Data Center Cooling Market
On February 28, 2025, we entered into a Sales and Marketing Agreement with Vertiv Corporation (“Vertiv”) relating to sales of Tecogen DTx chillers for data center cooling applications (the “Vertiv Agreement”). The Vertiv Agreement has a term of two years and provides that Vertiv will establish a budget for marketing activities and use commercially reasonable efforts to sell our DTx chillers for cooling applications in data centers. The Vertiv Agreement also provides the basis for the negotiation of a definitive supply agreement between us and Vertiv. We have agreed to provide Vertiv with reasonable discounts for purchases of significant volumes of our chillers, and Vertiv has agreed to use commercially reasonable efforts to assist us in securing favorable terms for engineering components and supplies for manufacturing our chillers. Pursuant to the Vertiv Agreement we have granted Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications outside the United States, and the non-exclusive right to market and sell our DTx chillers within the United States. We have also agreed to grant Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications in the United States if Vertiv achieves and maintains agreed sales levels of DTx chillers. The foregoing description of the Vertiv Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was filed as Exhibit 99.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025.
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

TECOGEN INC.
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
See Note 7. Aegis Contract and Related Asset Acquisitions of the Notes to the Condensed Consolidated Financial Statements.
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
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install roof top chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility company in Florida. In March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source." We anticipate initial shipment of the hybrid-drive air-cooled chiller in the second quarter of 2025.
Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for the use of our cogeneration equipment in low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. Food crops grown in greenhouses typically have lower yields per square foot than in CEA facilities where yields are

TECOGEN INC.
increased by supplementing or replacing natural light with grow lights in a climate-controlled environment, requiring significant energy use. In recent years, our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems reduce the facility's need for power, significantly reduce operating costs and the facility GHG footprint, and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production.
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East. The higher energy prices for natural gas as a result of the wars in Ukraine and the Middle East may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Impact of Tariffs
The majority of our vendors are domestic. Although we have some exposure to Chinese and European suppliers, we do not anticipate any increases in tariffs to materially affect our operations.
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, Mr. Hatsopoulos amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one-year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
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
See Note 11. Related Party Notes of the Notes to Condensed Consolidated Financial Statements.
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

TECOGEN INC.
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
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems. Our Services segment provides operations and maintenance services ("O&M") for our products under long term service contracts. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

TECOGEN INC.
Results of Operations

First Quarter of 2025 Compared to First Quarter of 2024

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	100.0%	100.0%
Cost of sales	55.7%	58.4%
Gross profit	44.3%	41.6%
Operating expenses
General and administrative	40.2%	46.0%
Selling	8.2%	8.6%
Research and development	4.0%	4.1%
Total operating expenses	52.4%	58.7%
Loss from operations	(8.2)%	(17.1)%
Total other expense, net	(0.9)%	(0.3)%
Loss before income taxes	(9.1)%	(17.2)%
Provision for state income taxes	—%	0.4%
Consolidated net loss	(9.1)%	(17.6)%
(Income) loss attributable to the non-controlling interest	—%	(0.3)%
Net loss attributable to Tecogen, Inc.	(9.1)%	(17.9)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	March 31, 2025	March 31, 2024	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$1,080,369	$774,229	$306,140	39.5%
Chiller	1,374,197	657,061	717,136	109.1%
Engineered accessories	79,243	60,108	19,135	31.8%
Total product revenues	2,533,809	1,491,398	1,042,411	69.9%
Services	4,245,022	4,014,310	230,712	5.7%
Energy production	498,939	680,389	(181,450)	(26.7)%
Total revenues	$7,277,770	$6,186,097	$1,091,673	17.6%

    Total revenues for the three months ended March 31, 2025 were $7,277,770 compared to $6,186,097 for the same period in 2024, an increase of $1,091,673 or 17.6% year over year.

TECOGEN INC.
Products
    Products revenues in the three months ended March 31, 2025 were $2,533,809 compared to $1,491,398 for the same period in 2024, an increase of $1,042,411, or 69.9%. The increase in revenue during the three months ended March 31, 2025 is due to an increase in chiller sales of $717,136, an increase in cogeneration sales of $306,140, and an increase in engineered accessory sales of $19,135. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended March 31, 2025 were $4,245,022, compared to $4,014,310 for the same period in 2024, an increase of $230,712, or 5.7%. The increase in revenue during the three months ended March 31, 2025 is due to a $297,182 increase in revenues from existing service contracts, offset by a $66,470 reduction in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended March 31, 2025 were $498,939, compared to $680,389 for the same period in 2024, a decrease of $181,450, or 26.7%. The decrease in Energy Production revenue is due to the expiration of several energy production contracts in late 2024 and the temporary shutdown of a few energy production sites for repairs in the three months ended March 31, 2025.
Cost of Sales
    Cost of sales in the three months ended March 31, 2025 was $4,056,730 compared to $3,610,440 for the same period in 2024, an increase of $446,290, or 12.4%. The increase in cost of sales is due to increased product shipments and increased service contract maintenance costs due to higher labor and material costs. During the three months ended March 31, 2025 our gross margin increased to 44.3% compared to 41.6% for the same period in 2024, a 2.7% percentage point increase due to higher service contract revenue.
    Products
Cost of sales for Products in the three months ended March 31, 2025 was $1,487,750 compared to $1,049,543 for the same period in 2024, an increase of $438,207, or 41.8% due to increased sales of Products and higher material and labor costs. During the three months ended March 31, 2025, our Products gross margin was 41.3% compared to 29.6% for the same period in 2024, a 11.7% percentage point increase. The increase in margin is a function of price increases instituted in 2024.
Services
Cost of sales for Services in the three months ended March 31, 2025 was $2,258,898 compared to $2,092,257 for the same period in 2024, an increase of $166,641, or 8.0%, due to increased labor and material costs. During the three months ended March 31, 2025, our Services gross margin decreased to 46.8% compared to 47.9% in the same period in 2024, a 1.1% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025.
    Energy Production
    Cost of sales for Energy Production in the three months ended March 31, 2025 was $310,082 compared to $468,640 for the same period in 2024, a decrease of $158,558, or 33.8%. During the three months ended March 31, 2025 our Energy Production gross margin increased to 37.9% compared to 31.1% for the same period in 2024, a 6.8% percentage point increase. The increase in the energy production gross margin is due to decreased gas and maintenance costs due to the expiration of our energy production contracts at certain of our Energy Production sites in the three months ended March 31, 2025 compared to the same period in 2024.
Operating Expenses
Operating expenses increased $189,742, or 5.2%, to $3,815,284 in the three months ended March 31, 2025 compared to $3,625,542 in the same period in 2024.

TECOGEN INC.

	Three Months Ended
Operating Expenses	March 31, 2025	March 31, 2024	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$2,928,135	$2,848,568	$79,567	2.8%
Selling	594,481	529,669	64,812	12.2%
Research and development	292,668	254,696	37,972	14.9%
Gain on disposition of assets	—	(7,391)	(7,391)	100.0%
Total	$3,815,284	$3,625,542	$189,742	5.2%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2025 were $2,928,135 compared to $2,848,568 for the same period in 2024, an increase of $79,567 or 2.8%, due to a $267,613 increase in payroll, benefits and recruitment costs and a $55,951 increase in travel and vehicles expense, offset partially by a $137,727 decrease in facility costs, due to the transition to our new facility in 2024, a $89,258 reduction in credit losses, due to the recovery of $75,000 recognized in 2025 and a reduction in a litigation reserve of $79,006 due to the settlement of the litigation.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2025 were $594,481 compared to $529,669 for the same period in 2024, an increase of $64,812 or 12.2%, due to a $119,499 increase in sales commission, offset partially by a $51,657 reduction in payroll and related benefit costs.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2025 were $292,668 compared to $254,696 for the same period in 2024, an increase of $37,972 or 14.9%, due to a $42,905 increase and payroll and related benefit costs.
The gain on asset dispositions for the three months ended March 31, 2024 of $7,391 represents the excess of insurance proceeds received over the net book value of assets for auto claims filed during the period.
Income (loss) from Operations
    Our loss from operations for the three months ended March 31, 2025 was $594,244 compared to a loss from operations of $1,049,885 for the same period in 2024, a decrease of $455,641. The decrease is due to higher Products and Services segment revenues and increased gross profit, offset partially by a $189,742 increase in operating expenses.
Other Income (Expense), net
    Other expense, net for the three months ended March 31, 2025 was $65,320 compared to other expense net of $15,668 for the same period in 2024, an increase of $49,652, due to a $13,656 increase in interest due to borrowings under our related party note and lease financing and a decrease of $37,498 in unrealized income on marketable securities in the three months ended March 31, 2025.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended March 31, 2025 and 2024 was $925 and $22,063, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    The loss attributable to the non-controlling interest was $567 for the three months ended March 31, 2025 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2024, income attributable to the non-controlling interest was $17,351. The loss in the three months ended March 31, 2025 is attributable to the expiration of an Energy Production contract at one of the Energy Production sites.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended March 31, 2025 was a net loss of $659,922 compared to a net loss of $1,104,967 for the same period in 2024, a decrease of $445,045, or 40.3%. The decrease in the net loss is due to increased revenue and gross profit from our Products and Services segments, offset partially by a $189,742 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the three months ended March 31, 2025, we incurred a loss from operations of $594,244 compared to a net loss from operations of $1,049,885 in the same period in 2024. Cash flows from operations decreased $1,421,619 during the three months ended March 31, 2025 compared to the same period in 2024. As of March 31, 2025, we had cash and cash equivalents of $4,066,793 compared to cash and cash equivalents of $5,405,233 as of December 31, 2024, a decrease of $1,338,440 or 24.8%, and an accumulated deficit as of March 31, 2025, of $48,299,816. In addition to cash from operations, we have relied upon loans from related parties to help fund our operations. See Note 11. Related Party Notes of the Notes to the Condensed Consolidated Financial Statements and "Recent Developments - Related Party Notes," above.
Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2025	March 31, 2024	Increase (Decrease)
Operating activities	$(1,173,403)	$248,216	$(1,421,619)
Investing activities	(164,909)	(71,939)	(92,970)
Financing activities	(128)	(17,112)	16,984
Cash Provided by (Used in)	$(1,338,440)	$159,165	$(1,497,605)

Consolidated working capital at March 31, 2025 was $5,667,549 compared to $5,329,650 at December 31, 2024, an increase of $337,899, or 6.3%. Included in working capital were cash and cash equivalents of $4,066,793 at March 31, 2025, compared to $5,405,233 at December 31, 2024, a decrease of $1,338,440, or 24.8%.
Cash Flows from Operating Activities
    Cash used by operating activities for the three months ended March 31, 2025 was $1,173,403 compared to cash generated of $248,216 by operating activities for the same period in 2024, a decrease of $1,421,619. Our accounts receivable and unbilled revenue balances were $5,849,511 and $126,738, respectively, at March 31, 2025 compared to $6,026,545 and $398,898 at December 31, 2024, generating $524,194 of cash.
Accounts payable increased to $4,346,918 as of March 31, 2025 from $4,142,678 at December 31, 2024, providing $204,237 in cash flow from operations. The increase in accounts payable was due to increased material procurement in anticipation of future Products shipments. Deferred revenue decreased to $6,826,058 as of March 31, 2025 compared to $7,867,082 as of December 31, 2024, due to the application of customer deposits against accounts receivables as Products ship, using $1,041,023 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the three months ended March 31, 2025 we used $132,020 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility, and distributed $32,889 to the 49% non-controlling interest holders of American DG New York LLC. During the three months ended March 31, 2024 we used $104,952 of cash for improvements required to the North Billerica facility and received $33,013 in proceeds from the disposition of assets, including insurance proceeds.
Cash Flows from Financing Activities
During the three months ended March 31, 2025 we used $38,628 of cash in payment of finance lease principal and received $38,500 of proceeds from the exercise of stock options. During the three months ended March 31, 2024 we used $17,112 of cash in payment of finance lease principal.
Backlog
As of March 31, 2025, our backlog of product and installation projects, excluding service contracts, was $9,522,015, consisting of $9,091,587 of purchase orders received by us and $430,428 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of March 31, 2024, our backlog of product and installation projects, excluding service

TECOGEN INC.
contracts, was $5,554,599 consisting of $5,122,266 of purchase orders received by us and $432,333 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At March 31, 2025, we had cash and cash equivalents of $4,066,793, a decrease of $1,338,440 or 24.8% from the cash and cash equivalents balance at December 31, 2024.
At our current operational level, we believe existing resources, including cash and cash flows from operations and the proceeds of our related party notes will be sufficient to meet our working capital requirements for the next twelve months. See "Liquidity and Capital Resources - Sources of Liquidity" above. However, we may require additional cash to fund operations and grow our business, including to fund the development of our hybrid-drive air-cooled chiller and our development of additional markets for our products. In such event, we may be required to raise additional financing through one or more equity or debt financings. There is no assurance we will be able to raise such financing or upon terms that are acceptable to us or at all. If adequate financing is not available, we may be required to implement cost-cutting strategies, delay production, curtail research and development efforts, or implement other measures which may adversely affect our results of operations, financial condition, and the price of our stock. (See also "Note 2 to the Condensed Consolidated Financial Statements" and in our Consolidated Financial Statements for the year ended December 31, 2024, included in our 2024 Form 10-K.)

Significant Accounting Policies and Critical Estimates
Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent with the policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025.
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
Remediation
We are committed to remediating the material weakness identified in internal controls over financial reporting and have begun the process to remediate this material weakness. Our efforts will focus on instituting mitigating controls to address segregation of duties; hiring of additional staff; implementing additional controls to address system access deficiencies; implementing additional controls over business operations; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.
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
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc. (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, prejudgment and post-judgment interest, and legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogeneration unit installed by us at the plaintiffs facility caught fire, causing damage to the cogeneration unit and the plaintiff's facility. We filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and maintained the reserve at December 31, 2024. On January 13, 2025, Tecogen and our insurers entered into a Settlement Agreement and Full and Final Release from any and all claims, obligations and liabilities, arising from the July 10, 2022 fire in the amount of CDN $400,000, of which we were responsible for CDN $100,000. On February 7, 2025, we remitted CDN $100,000, or $70,994, representing payment in full of our liability relating to this matter and recorded a benefit of $79,006 in our condensed consolidated statements of operations in the three months ended March 31, 2025.

TECOGEN INC.
Item 1A. Risk Factors
    In addition to the risks described below, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 ("2024 Form 10-K") The risks discussed in our 2024 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2024 Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
We incurred a loss from operations of $594,244 during the three months ended March 31, 2025, compared to a loss from operations of $1,049,885 in the same period in 2024. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a loss from operations of $594,244 during the three months ended March 31, 2025, compared to a loss from operations of $1,049,885 in the three months ended March 31, 2024. Historically, we have incurred losses from operations, including a loss of $4,760,238 in the year ended December 31, 2024, and, as of March 31, 2025, we had an accumulated deficit of $48,299,816. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future. Our cash flows from operations are insufficient to fund our business and, currently, we are reliant upon financing provided by related parties to help fund our operations.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

TECOGEN INC.
(Registrant)

Dated: May 13, 2025	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)