Form 10-Q
period 2025-06-30
TECOGEN INC.
filed 2025-08-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36103

TECOGEN INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	04-3536131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

76 Treble Cove Road, Building 1
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
Emerging growth company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of August 12, 2025, 29,690,798 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,640,864	$5,405,233
Accounts receivable, net	6,640,483	6,026,545
Inventories, net	9,679,229	9,634,005
Unbilled revenue	126,738	398,898
Prepaid and other current assets	949,256	680,565
Total current assets	19,036,570	22,145,246
Long-term assets:
Property, plant and equipment, net	1,820,059	1,738,036
Right-of-use assets - operating leases	1,728,780	1,730,358
Right-of-use assets - finance leases	933,671	452,390
Intangible assets, net	2,330,959	2,513,189
Goodwill	2,346,566	2,346,566
Other assets	155,232	166,474
TOTAL ASSETS	$28,351,837	$31,092,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes, current portion	$—	$1,548,872
Accounts payable	4,946,218	4,142,678
Accrued expenses	2,976,211	2,890,886
Deferred revenue, current portion	4,420,644	6,701,131
Operating lease obligations, current portion	481,891	430,382
Finance lease obligations, current portion	173,362	85,646
Acquisition liabilities, current portion	883,541	902,552
Unfavorable contract liability, current portion	83,962	113,449
Total current liabilities	13,965,829	16,815,596
Long-term liabilities:
Related party notes, net of current portion	1,067,848	—
Deferred revenue, net of current portion	1,252,831	1,165,951
Operating lease obligations, net of current portion	1,295,450	1,341,789
Finance lease obligations, net of current portion	675,198	325,235
Acquisition liabilities, net of current portion	878,151	1,008,760
Unfavorable contract liability, net of current portion	275,079	309,390
Total liabilities	19,410,386	20,966,721
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,571,490 issued and outstanding at June 30, 2025 and 24,950,261 shares issued and outstanding at December 31, 2024	25,571	24,950
Additional paid-in capital	58,837,181	57,845,289
Accumulated deficit	(49,763,921)	(47,639,894)
Total Tecogen Inc. stockholders’ equity	9,098,831	10,230,345
Non-controlling interest	(157,380)	(104,807)
Total stockholders’ equity	8,941,451	10,125,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,351,837	$31,092,259
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2025	June 30, 2024
Revenues
Products	$3,155,323	$119,673
Services	3,965,168	4,126,517
Energy production	174,329	481,597
Total revenues	7,294,820	4,727,787
Cost of sales
Products	2,232,155	171,982
Services	2,469,737	2,191,815
Energy production	130,436	284,835
Total cost of sales	4,832,328	2,648,632
Gross profit	2,462,492	2,079,155
Operating expenses:
General and administrative	3,091,175	2,897,993
Selling	514,735	405,277
Research and development	268,724	246,489
(Gain) loss on disposition of assets	(280)	3,363
Total operating expenses	3,874,354	3,553,122
Loss from operations	(1,411,862)	(1,473,967)
Other income (expense)
Other income (expense), net	(6,378)	18,894
Interest expense	(38,153)	(17,869)
Unrealized loss on investment securities	—	(37,497)
Total other income (expense), net	(44,531)	(36,472)
Loss before provision for state income taxes	(1,456,393)	(1,510,439)
Provision for state income taxes	16,762	37
Consolidated net loss	(1,473,155)	(1,510,476)
(Income) loss attributable to the non-controlling interest	9,050	(28,320)
Loss attributable to Tecogen Inc.	$(1,464,105)	$(1,538,796)

Net loss per share - basic	$(0.06)	$(0.06)
Weighted average shares outstanding - basic	25,250,217	24,850,261
Net loss per share - diluted	$(0.06)	$(0.06)
Weighted average shares outstanding - diluted	25,250,217	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Revenues
Products	$5,689,132	$1,611,071
Services	8,210,190	8,140,827
Energy production	673,268	1,161,985
Total revenues	14,572,590	10,913,883
Cost of sales
Products	3,719,905	1,221,525
Services	4,728,635	4,284,072
Energy production	440,518	753,475
Total cost of sales	8,889,058	6,259,072
Gross profit	5,683,532	4,654,811
Operating expenses:
General and administrative	6,019,310	5,746,559
Selling	1,109,216	934,946
Research and development	561,392	501,185
Gain on sale of assets	(280)	(4,028)
Total operating expenses	7,689,638	7,178,662
Loss from operations	(2,006,106)	(2,523,851)
Other income (expense)
Other income (expense), net	(20,623)	3,147
Interest expense	(70,479)	(36,539)
Unrealized loss on investment securities	(18,749)	(18,749)
Total other income (expense), net	(109,851)	(52,141)
Loss before provision for state income taxes	(2,115,957)	(2,575,992)
Provision for state income taxes	17,687	22,100
Consolidated net loss	(2,133,644)	(2,598,092)
(Income) loss attributable to non-controlling interest	9,617	(45,671)
Net loss attributable to Tecogen Inc.	$(2,124,027)	$(2,643,763)

Net loss per share - basic	$(0.08)	$(0.11)
Weighted average shares outstanding - basic	25,103,388	24,850,261
Net loss per share - diluted	$(0.08)	$(0.11)
Weighted average shares outstanding - diluted	25,103,388	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months June 30, 2025 and 2024
(unaudited)

Three Months ended June 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2025	24,985,261	$24,985	$57,924,587	$(48,299,816)	$(138,263)	$9,511,493
Exercise of stock options	345,973	346	356,080	—	—	356,426
Related party note conversion to common stock	240,256	240	513,908	—	—	514,148
Distributions to non-controlling interest	—	—	—	—	(10,067)	(10,067)
Stock-based compensation expense	—	—	42,606	—	—	42,606
Net loss	—	—	—	(1,464,105)	(9,050)	(1,473,155)
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$(157,380)	$8,941,451

Six Months ended June 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$(104,807)	$10,125,538
Exercise of stock options	380,973	381	394,545	—	—	394,926
Related party note conversion to common stock	240,256	240	513,908	—	—	514,148
Distributions to non-controlling interest	—	—	—	—	(42,956)	(42,956)
Stock-based compensation expense	—	—	83,439	—	—	83,439
Net loss	—	—	—	(2,124,027)	(9,617)	(2,133,644)
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$(157,380)	$8,941,451

Three Months ended June 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at March 31, 2024	24,850,261	$24,850	$57,645,936	$(43,984,623)	$(76,950)	$13,609,213
Stock-based compensation expense	—	—	45,464	—	—	45,464
Distributions to non-controlling interest	—	—	—	—	(48,654)	(48,654)
Net (loss) income	—	—	—	(1,538,796)	28,320	(1,510,476)
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$(97,284)	$12,095,547

Six Months ended June 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$(94,301)	$14,652,295
Stock-based compensation expense	—	—	89,998	—	—	89,998
Distributions to non-controlling interest	—	—	—	—	(48,654)	(48,654)
Net loss	—	—	—	(2,643,763)	45,671	(2,598,092)
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$(97,284)	$12,095,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,133,644)	(2,598,092)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	391,381	281,498
Provision for (recovery of) credit losses	(75,000)	19,063
Stock-based compensation	83,439	89,998
Unrealized loss on investment securities	18,749	18,749
Gain on disposition of assets	(280)	(4,028)
Non-cash interest expense	33,538	12,800
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(538,938)	1,398,193
Inventory	(45,224)	439,926
Unbilled revenue	272,160	—
Prepaid assets and other current assets	(268,691)	(125,784)
Other assets	186,766	576,926
Increase (decrease) in:
Accounts payable	803,540	(108,646)
Accrued expenses and other current liabilities	85,325	39,838
Deferred revenue	(2,193,607)	806,266
Other liabilities	(395,134)	(756,410)
Net cash provided by (used in) operating activities	(3,775,620)	90,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(277,989)	(556,636)
Proceeds from disposition of assets	280	36,213
Distributions to non-controlling interest	(42,956)	(48,654)
Net cash used in investing activities	(320,665)	(569,077)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(63,010)	(30,577)
Proceeds from exercise of stock options	394,926	—
Net cash provided (used in) by financing activities	331,916	(30,577)
Net increase (decrease) in cash and cash equivalents	(3,764,369)	(509,357)
Cash and cash equivalents, beginning of the period	5,405,233	1,351,270
Cash and cash equivalents, end of the period	$1,640,864	$841,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,526	$22,909
Cash paid for taxes	$17,687	$22,100

Non-cash investing activities
Right-of-use assets acquired under operating leases	$193,480	$1,547,800
Right-of-use assets acquired under finance leases	$557,893	$27,282
Aegis Contract and Related Asset Acquisition:
Contingent consideration	$—	$272,901

Non-cash financing activities
Related party note conversion to common stock	$514,148	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., a Delaware corporation, was incorporated on September 15, 2000 (together with its subsidiaries "we", "our", "us", "Tecogen," or "Company"). We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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

Our common stock is listed on the NYSE American, LLC, stock exchange and trades under the symbol "TGEN." See "Note 14. Subsequent Events" of the Notes to Condensed Consolidated Financial Statements.
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 ("Underwriting Agreement"), between the Company and Roth Capital Partners, LLC ("Roth") as sole underwriter and manager for the offering ("Offering").The net proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $18,160,750.
Basis of Presentation
    The financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board, or FASB. The FASB sets United States' ("U.S.") generally accepted accounting principles, or GAAP, to ensure financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, or ASC. We adopted the presentation requirements for noncontrolling interests required by ASC 810 Consolidation. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of the consolidated earnings and not a separate component of income or expense.
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of June 30, 2025 and December 31, 2024. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All intercompany transactions have been eliminated in consolidation.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Business Combinations
In accordance with applicable accounting standards, we estimate the fair value of assets acquired and liabilities assumed as of the acquisition date of each business combination. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. We may make certain estimates and assumptions when determining the fair values of assets acquired and liabilities assumed, including intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from energy production sites or customer maintenance contracts, estimated operating costs, as well as discount rates. At the acquisition date, we will also record acquisition related liabilities, if applicable, for any contingent consideration or deferred payments to the seller and pre-acquisition deferred maintenance contingencies identified at service contract acquisition. Contingent consideration and pre-acquisition deferred maintenance contingencies are recorded at fair value on the acquisition date based on our expectation of achieving the contractually defined revenue targets and actual and projected future costs. The fair value of the contingent consideration and pre-acquisition deferred maintenance liabilities are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in cost of goods sold or general and administrative expense in the condensed consolidated statements of operations. Contingent consideration liabilities and deferred payments to sellers are recorded as current liabilities and other long-term liabilities in the consolidated balance sheets based on the expected timing of settlement.
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
Segment Information
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Services segment installs and maintains our cogeneration systems. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements. Segment profit is based on operating income after the elimination of intercompany transactions. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by our Chief Executive Officer, who is our Chief Operating Decision Maker, to allocate resources to and assess performance of our segments. See "Note 13. Segments " of the Notes to Condensed Consolidated Financial Statements, for a reconciliation of segment profit to income from operations.

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
Compensation - Stock Compensation (Topic 718) - In March 2024, the Financial Accounting Standards Board Issued ASU 2024-01, Compensation - Stock Compensation (Topic 718). ASU 2024-01 addresses generally accepted accounting

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

principles relating to profits interest awards and similar awards provided to employees or non-employees to align compensation with an entity's operating performance and provide the holders with the opportunity to participate in future profits and/or equity appreciation of the entity. We do not issue profits interest awards, and therefore, the adoption of ASU 2024-01 024-01 did not have a material effect on our financial position or results of operation.
Codification Improvements – Amendments to Remove References to the Concepts Statements. In March 2024, the Financial Accounting Standards Board Issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concept Statements, affecting a variety of Topics in the Codification and applies to all reporting entities. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal year that includes the interim period. An entity should apply the amendments prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained earnings, or other appropriate components of equity or net assets, as of the beginning of the earliest comparative period presented. The adoption of ASU 2024-02 did not have a material effect on our financial position or results of operation.
    Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the Financial Accounting Standards Board Issued ASU 2024-03 Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update is intended to improve disclosures about public entity’s expenses and will require more detailed information about types of expenses including inventory purchases, employee compensation, depreciation, amortization and depletion in commonly presented captions such as cost of sales, SG&A and research and development. In addition, an entity will be required to include certain amounts that are already disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements; disclose a qualitative description of the amounts remaining in expense captions not separately disaggregated quantitatively; and, disclose the amount of selling expense and, in annual reporting periods, the entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to the financial statements after the effective date and retrospectively to any and all prior periods presented in the financial statements. ASU 2024-03 will apply to Tecogen after December 15, 2026, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.

Note 2. Revenue
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of our products, services, and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
Shipping and handling fees billed to customers in sales transactions are recorded in revenue and shipping and handling costs incurred are recorded in cost of sales. We have elected to exclude from revenue any value-added sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which historically we have recorded shipping and handling fees and value-added taxes. Incremental costs incurred by us to obtain a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See "Note 13. Segments" of the Notes to Condensed Consolidated Financial Statements.
The following table further disaggregates our revenue by major source and by segment for the three and six months ended June 30, 2025 and 2024.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
Revenues	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Products:
Cogeneration	$1,066,835	$119,673	$2,147,204	$893,902
Chiller	2,015,893	—	3,390,090	657,061
Engineered Accessories	72,595	—	151,838	60,108
Total Products Revenue	3,155,323	119,673	5,689,132	1,611,071
Services	3,965,168	4,126,517	8,210,190	8,140,827
Energy production	174,329	481,597	673,268	1,161,985
Total revenues	$7,294,820	$4,727,787	$14,572,590	$10,913,883
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
We recognize revenue in certain circumstances before delivery to the customer has occurred (commonly referred to as bill and hold transactions). We recognize revenue related to such transactions once, among other things, the customer has made a written fixed commitment to purchase the product(s) under normal billing and credit terms, the customer has requested the product(s) be held for future delivery as scheduled and designated by them, risk of ownership has been assumed by the customer, and the product(s) are tagged as sold and segregated for storage awaiting further direction from the customer. Due to the infrequent nature and duration of bill and hold arrangements, the value associated with custodial storage services is deemed immaterial in the context of the contract and in total, and,accordingly, none of the transaction price is allocated to such service.
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
Our initial acquisition of the Aegis Energy Services, LLC ("Aegis"), maintenance contracts and related business closed on March 15, 2023. We have included the financial results of the Aegis maintenance agreements in our condensed consolidated financial statements from April 1, 2023, from February 1, 2024 and from May 1, 2024, the closing or acquisition dates for the acquisitions in our revenue from the Services segment. See "Note 7. Aegis Contract and Related Asset Acquisitions" of the Notes to Condensed Consolidated Statements for a further discussion of the Aegis acquisition. Payment terms for maintenance services are generally thirty (30) days.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the six months ended June 30, 2025, that was included in unbilled revenue as of June 30, 2025.
    Revenue recognized during the six months ended June 30, 2025, that was included in deferred revenue at December 31, 2024 was approximately $4,948,347.
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
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5,673,475. We expect to recognize revenue of approximately 81.5% of the remaining performance obligations over the next 24 months, 77.9% recognized in the first 12 months and 3.6% recognized over the subsequent 12 months and the balance thereafter.

Note 3. Income (Loss) Per Common Share
Basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss available to stockholders	$(1,464,105)	$(1,538,796)	$(2,124,027)	$(2,643,763)
Denominator:
Weighted average shares outstanding - Basic	25,250,217	24,850,261	25,103,388	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	25,250,217	24,850,261	25,103,388	24,850,261
Basic loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.11)
Diluted loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.11)

Anti-dilutive shares underlying stock options outstanding	—	1,911,532	—	1,911,532

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 4.	Inventories, net
Inventories at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials, net	$8,784,481	$8,525,879
Work-in-process	629,430	930,769
Finished goods, net	265,318	177,357
Total inventories, net	$9,679,229	$9,634,005

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2025	December 31, 2024
Energy systems	10 - 15 years	$2,810,232	$2,810,232
Machinery and equipment	5 - 7 years	1,613,697	1,598,538
Furniture and fixtures	5 years	249,498	224,868
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,114,592	906,739
		5,980,884	5,733,242
Less - accumulated depreciation and amortization		(4,160,825)	(3,995,206)
Property, plant and equipment, net		$1,820,059	$1,738,036
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2025 and 2024 was $100,198 and $195,966 and $110,873 and $205,711, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2025 and December 31, 2024 we had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2025			December 31, 2024
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(721,888)	$55,577	$777,465	$(709,855)	$67,610
Patents	888,910	(631,592)	257,318	888,910	(584,493)	304,417
Developed technology	240,000	(196,000)	44,000	240,000	(188,000)	52,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(160,247)	103,689	263,936	(141,394)	122,542
Favorable contract asset	384,465	(381,690)	2,775	384,465	(379,839)	4,626
Customer contracts	2,225,123	(384,419)	1,840,704	2,225,123	(290,025)	1,935,098
	$4,806,795	$(2,475,836)	$2,330,959	$4,806,795	$(2,293,606)	$2,513,189

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,259,127)	$359,041	$2,618,168	$(2,195,329)	$422,839

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The aggregate amortization expense related to non-contract related intangible assets were $42,273 and $85,984 and $50,353 and $103,348 for the three and six months ended June 30, 2025 and 2024, respectively. The net aggregate expense (credit) related to the amortization of the contract related intangible assets and liabilities for the three and six months ended June 30, 2025 and 2024 were $18,398 and $32,448 and $2,024 and $(5,674), respectively.

Contract Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us on May 18, 2017. The customer contract asset includes the maintenance services contracts acquired by us on April 1, 2023 as part of the Aegis acquisition and pursuant to the February 2024 Amendment and the May 2024 Amendment. See" Note 7. Aegis Contract and Related Asset Acquisitions."
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

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$168,137	$107,141	$275,278
Year 2	167,954	127,411	295,365
Year 3	95,470	136,329	231,799
Year 4	14,395	137,208	151,603
Year 5	5,650	137,743	143,393
Thereafter	8,978	838,606	847,584
Total	$460,584	1,484,438	$1,945,022

Note 7.	Aegis Contract and Related Asset Acquisitions
On March 15, 2023, we entered into an agreement ("Assumption Agreement") with Aegis Energy Services, LLC (“Aegis”), pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Assumption Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Assumption Agreement. Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we had the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. The Assumption Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.
On February 1, 2024, Tecogen and Aegis amended the Assumption Agreement to add eighteen (18) additional maintenance contracts assumed by us ("February 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis.
On May 1, 2024, Tecogen and Aegis amended the Assumption Agreement to add thirty-one (31) additional maintenance contracts assumed by us ("May 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

No additional maintenance service agreements contemplated in the February 2024 Amendment or the May 2024 Amendment have been acquired as of June 30, 2025.
We have determined that the assignment and assumption of the Aegis maintenance agreements, in combination with the related asset acquisition and the retention of the former Aegis employees, constitutes a business and should be accounted for as a business combination under the acquisition method. As of the Acquisition date, we recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed, at fair value. We have applied an interpretation of the guidance in ASC 805, Business Combinations, that allows an entity to combine multiple acquisitions as one single transaction due to the April 1, 2023, February 1, 2024, and May 1, 2024, acquisitions being executed in contemplation of one another to achieve the same commercial objective for the Company. As a result, we have adjusted the initial accounting for the April 1, 2023 acquisition for the value of net assets acquired from the February 1, 2024 and May 1, 2024 acquisitions.
We have included the financial results of the Aegis maintenance agreements in our condensed consolidated financial statements from April 1, 2023, from February 1, 2024, and from May 1, 2024, the closing or acquisition dates for the acquisitions.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Acquisition-related costs which consisted on recurring internal resources were de minimis and such costs were expensed as incurred (ASC 805-50-30-1).The following table summarizes the contract-related liabilities assumed as of June 30, 2025, and December 31, 2024:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	June 30, 2025	December 31, 2024
Acquisition liabilities, current portion
Contingent consideration	$370,697	$328,350
Deferred maintenance reserve	512,844	574,202
	883,541	902,552
Acquisition liabilities, net of current portion
Contingent consideration	878,151	1,008,760
	$878,151	$1,008,760

Revenues and gross profit from the Aegis maintenance contracts were $500,736 and $271,784 and $1,193,028 and $734,066, respectively, for the three and six months ended June 30, 2025. Revenue and gross profit for the three and six months ended June 30, 2024 were $652,785 and $471,835 and $1,411,547 and $956,879, respectively. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisitions.
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
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at June 30, 2025 and determined that the carrying value of the liabilities approximated the estimated fair value of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the year ended June 30, 2025.
We are unable to provide the pro forma information required under ASC 805-10-50-2(h) as the disclosure is impracticable since the required pre-acquisition historical contract records were not maintained by Aegis in a manner that would allow for an accurate reconstruction of financial performance prior to the acquisition. Despite reasonable efforts to obtain and validate the necessary data, including a review of the available information that was provided during the acquisition, we were unable to compile reliable financial information that would meet the disclosure requirements under ASC 805.

Note 8.	Sale of Energy Producing Assets
    During the first quarter of 2019, we recognized two individual sales of energy producing assets for a total of eight power purchase agreements, including the associated energy production contracts, for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to 50% of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of June 30, 2025, we do not expect to make any material payments under the guarantee.
At June 30, 2025, we owed $42,089 under the energy production contracts, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual period ended June 30, 2025. We expect to remit these funds in the third quarter of 2025.
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
    We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy production contract upon termination of the energy production contract.    We review and assess the likelihood and potential liability for decommissioning when sites cease operating. To date, our decommissioning liability exposure has not been material since most customers assume the decommissioning costs in connection with their facility upgrade.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,125,000 and $1,175,000. As of June 30, 2025 we have expended $1,091,976 on the required improvements at our North Billerica facility.The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024, we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service facility for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025, we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025, we extended the term of our Windsor, CT service center for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month. On July 1, 2025, we exercised our option and extended the term of our 1,414 square foot Mamaroneck, NY service center for an additional term of five (5) years, expiring on February 28, 2031. The straight-line monthly rent for the additional term is $4,519 of our Mamaroneck, NY service facility
The lease on our former headquarters located in Waltham, Massachusetts which consisted of approximately 43,000 square feet of manufacturing, storage and office space, expired on April 30, 2024. The base monthly rent in 2024 was $44,254.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2025 and 2024 was $148,969 and $297,260 and $195,651 and $467,213, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental information related to operating leases for the six months ended June 30, 2025 and 2024 was as follows:

	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$274,399	$451,881
Right-of-use assets obtained in exchange for operating lease liabilities	$193,480	$1,547,800
Weighted-average remaining lease term - operating leases	3.7 Years	4.5 Years
Weighted-average discount rate - operating leases	7.6%	7.5%
Supplemental balance sheet information related to operating leases as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,728,780	$1,730,358

Operating lease liability, current portion	$481,891	$430,382
Operating lease liability, net of current portion	1,295,450	1,341,789
Total operating lease liability	$1,777,341	$1,772,171
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease obligations, current portion and Finance lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. On December 19, 2023, we entered into a master finance lease agreement for motor vehicles.
Lease expense for finance leases for the six months ended June 30, 2025 and 2024 was as follows:

	June 30, 2025	June 30, 2024
Finance lease cost:
Depreciation of right-of-use assets	$76,469	$21,888
Interest on lease liabilities	30,253	9,584
Total finance lease cost	$106,722	$31,472

Supplemental information related to finance leases for the six months ended June 30, 2025 and 2024 was as follows:

	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of finance lease liabilities	$144,463	$44,049
Right-of-use assets obtained in exchange for finance lease liabilities	557,893	27,282
Weighted-average remaining lease term - finance leases	4.4 Years	4.5 Years
Weighted-average discount rate - finance leases	10.2%	10.4%

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to finance leases as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Finance leases
Right-of-use assets - motor vehicles	$909,572	$425,563
Right-of-use assets - boiler	24,099	26,827
Total finance lease assets	$933,671	$452,390

Finance lease liability, current portion	$173,362	$85,646
Finance lease liability, net of current portion	675,198	325,235
Total finance lease liability	$848,560	$410,881

Future minimum lease commitments under non-cancellable operating and finance leases as of June 30, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$593,020	$255,513	$848,533
Year 2	554,233	239,623	793,856
Year 3	477,516	239,623	717,139
Year 4	286,620	215,170	501,790
Year 5	72,947	100,825	173,772
Thereafter	37,960	—	37,960
Total lease payments	2,022,296	1,050,754	3,073,050
Less: imputed interest	244,955	202,194	447,149
Total	$1,777,341	$848,560	$2,625,901

Note 10.	Stock-Based Compensation
Stock-Based Compensation
On December 22, 2005, our Board of Directors adopted Tecogen's 2006 Stock Option and Incentive Plan ("2006 Plan") under which the Board of Directors or a committee appointed by the Board of Directors may grant incentive stock options to officers and employees and may grant non-qualified stock options, restricted stock and stock to officers, employees, directors, advisors and consultants. The 2006 Plan was amended at various dates by the Board of Directors to increase the number of shares of common stock reserved for issuance under the Plan to 3,838,750, and, in June 2017, stockholders approved an amendment to extend the termination date of the Plan to January 1, 2026 (2006 Plan as amended, "Amended Plan").
Stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company, are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Amended Plan as of June 30, 2025 was 1,079,568.
During the six months ended June 30, 2025, we granted non-qualified options to purchase an aggregate of 30,000 shares of common stock to certain employees at prices between $2.14 per share and $2.88 per share to purchase shares of common stock under the Amended Plan. The fair value of the options issued in 2025 was $33,470. The weighted-average grant date fair-value of stock options granted in 2025 was $1.12 per share.
On March 8, 2022, our Board of Directors adopted Tecogen's 2022 Stock Incentive Plan ("2022 Plan"), under which the Board of Directors or a committee appointed by the Board of Directors may grant incentive stock options to officers and employees and grant non-qualified stock options, restricted stock, and stock grants to officers, employees, directors, advisors

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

and consultants. We have reserved 3,800,000 shares of our common stock for issuance pursuant to awards under the 2022 Plan. The adoption of the 2022 Plan was approved by our shareholders on June 9, 2022. The 2022 Plan expires ten years from its effective date or March 1, 2032.
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Plan as of June 30, 2025 was 2,950,000.
During the six months ended June 30, 2025, we did not grant any options to purchase shares of common stock under the 2022 Plan.
Stock option activity for the six months ended June 30, 2025 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	2,752,962	$0.71	—	$3.93	$1.14	6.70 years	$1,348,684
Granted	30,000	$2.14	—	$2.88	$2.32
Exercised	(380,973)	$0.71	—	$3.44	$1.04		$2,195,741
Canceled and forfeited	(1,400)				$1.10
Outstanding, June 30, 2025	2,400,589	$0.71	—	$3.93	$1.17	6.30 years	$13,507,704
Exercisable, June 30, 2025	1,548,089				$1.30		$8,518,466
Vested and expected to vest, June 30, 2025	2,272,714				$1.19		$12,759,318
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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in six months ended June 30, 2025 and 2024 are as follows:

Stock Option Award Assumptions	June 30, 2025	June 30, 2024
Expected dividend yield	—%	—%
Expected life	6.25 years	6.25 years
Risk-free interest rate	4.22%	4.28%
Expected volatility	42.33%	40.17%
Consolidated stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was $42,606 and $83,439 and $45,464 and $89,998, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At June 30, 2025, the total compensation cost related to unvested stock option awards not yet recognized is $228,481 and this amount will be recognized over a weighted average period of 2.33 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
On January 14, 2025, we agreed to permit Mr. Lewis to either receive repayment of his note in cash or, at his discretion, convert the balance of the promissory note into shares of our common stock. In the event of such a conversion, the number of shares required to be issued will be determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we will be required to issue will be determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.
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
The loans bear interest on the outstanding principal at the Internal Revenue Service’s Applicable Federal Rate to be determined at the time we issue a promissory note in connection with a loan draw-down. The notes may be prepaid by us at any time. The principal amount of each loan and accrued interest is subject to mandatory prepayment in the event of a change of control of the registrant. The promissory notes are subject to customary events of default and are transferable provided the conditions to transfer set forth in the promissory notes are satisfied by the noteholder. The proceeds of the loans have been used for general working capital purposes and to fund the initial improvements required at our North Billerica facility.
At June 30, 2025, our obligation to Mr. Hatsopoulos under the promissory notes, inclusive of $67,848 of accrued and unpaid interest, was $1,067,848, and was reclassed to long-term liabilities due to the February 18, 2025 amendment.
On May 1, 2025, Mr. Lewis elected to convert the promissory note we issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. At June 30, 2025 our obligation to Mr. Lewis under the promissory note was retired.

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
Marketable equity securities
    The following tables present the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2025 and 2024 by level within the fair value hierarchy.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
June 30, 2025
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
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended June 30, 2025 and 2024:

Fair value at December 31, 2024	$93,744
Unrealized loss	(18,749)
Fair value at June 30, 2025	$74,995

Fair value at December 31, 2023	$93,744
Unrealized gain	37,497
Fair value at June 30, 2024	$131,241

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
June 30, 2025
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$370,697	$—	$—	$370,697	$—
Acquisition liabilities, net of current portion	878,151	—	—	878,151	—
Total recurring fair value measurements	$1,248,848	$—	$—	$1,248,848	$—

June 30, 2024
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$269,368	$—	$—	$269,368	$—
Acquisition liabilities, net of current portion	1,129,172	—	—	1,129,172	—
Total recurring fair value measurements	$1,398,540	$—	$—	$1,398,540	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis, (ii) making resource allocation decisions and (iii) designating responsibilities for his direct reports. As of June 30, 2025, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in "Note 1. Description of Business and Basis of Presentation", are organized around the products, services and energy production provided to customers and represent our reportable segments.
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
The following table presents information by reportable segment for the three and six months ended June 30, 2025 and 2024:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate	Total
Three Months Ended June 30, 2025
Revenues	$3,155,323	$3,965,168	$174,329	$—	$7,294,820
Cost of sales	2,232,154	2,469,737	130,437		4,832,328
Gross profit	923,169	1,495,431	43,892	—	2,462,492
Operating expenses	607,312	1,857,872	(797)	1,409,967	3,874,354
Profit (loss) from operations	$315,857	$(362,441)	$44,689	$(1,409,967)	$(1,411,862)

Identifiable assets	$11,211,540	$11,676,917	$2,602,821	$2,860,559	$28,351,837

Six Months Ended June 30, 2025
Revenues	$5,689,132	$8,210,190	$673,268	$—	$14,572,590
Cost of sales	3,719,905	4,728,635	440,518		8,889,058
Gross profit	1,969,227	3,481,555	232,750	—	5,683,532
Operating expenses	1,177,141	3,618,318	15,672	2,878,507	7,689,638
Profit (loss) from operations	$792,086	$(136,763)	$217,078	$(2,878,507)	$(2,006,106)

Identifiable assets	$11,211,540	$11,676,917	$2,602,821	$2,860,559	$28,351,837

Three Months Ended June 30, 2024
Revenues	$119,673	$4,126,517	$481,597	$—	$4,727,787
Cost of sales	171,982	2,191,815	284,835	—	2,648,632
Gross profit	(52,309)	1,934,702	196,762	—	2,079,155
Operating expenses	459,764	1,632,550	22,148	1,438,660	3,553,122
Profit (loss) from operations	$(512,073)	$302,152	$174,614	$(1,438,660)	$(1,473,967)

Identifiable assets	$8,801,555	$12,798,442	$3,150,322	$2,404,641	$27,154,960

Six Months Ended June 30, 2024
Revenues	$1,611,071	$8,140,827	$1,161,985	$—	$10,913,883
Cost of sales	1,221,525	4,284,072	753,475	—	6,259,072
Gross profit	389,546	3,856,755	408,510	—	4,654,811
Operating expenses	1,089,013	3,119,890	41,250	2,928,509	7,178,662
Profit (loss) from operations	$(699,467)	$736,865	$367,260	$(2,928,509)	$(2,523,851)

Identifiable assets	$8,801,555	$12,798,442	$3,150,322	$2,404,641	$27,154,960

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 ("Underwriting Agreement"), between the Company and Roth Capital Partners, LLC ("Roth") as sole underwriter and manager for the offering ("Offering").

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

We estimate that the net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses will be approximately $18,160,750. We intend to use the net proceeds of the offering for continued product development, increased sales and marketing activities, sales, marketing, additional human resources, capital expenditures, and other costs and expenses it may incur in connection with its anticipated expansion into the data center market, and for general working capital and corporate purposes.
Pursuant to the terms of an engagement letter we entered into with Roth, dated January 15, 2025, for a period of 12 months, we have agreed that Roth will serve as the exclusive underwriter for us with respect to any offering of our equity or equity-linked securities.
Subject to certain limited exceptions, we have agreed for a period of 90 days after the closing of the Offering not to (i) offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities without Roth’s prior written consent; and (ii) each of our directors, officers, and affiliates who are holders of our shares as of the date the underwriting agreement was executed (and all holders of securities exercisable for or convertible into shares of our Common Stock) has agreed, for a period of 90 days after July 18, 2025, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities, including shares of Common Stock issuable upon exercise of currently outstanding options granted to any such person; provided that, among other things, the following are not subject to such restrictions: transfers by way of bona fide gift; transfers to trusts for the benefit of the donor and his immediate family provided the beneficiary or trustee agree to be bound by the lock-up agreement; and the acquisition or exercise of any stock option pursuant to the Company’s existing stock option plans.
The underwriter may in its sole discretion and at any time without notice release some or all of the shares subject to lock-up agreements prior to the expiration of the lock-up period. When determining whether or not to release shares from the lock-up agreements, the underwriter will consider, among other factors, the security holder’s reasons for requesting release, the number of shares for which the release is being requested and market conditions at the time.
Pursuant to the Underwriting Agreement, we have agreed to indemnify the underwriters against liabilities relating to the Offering arising under the Securities Act of 1933, as amended (“Securities Act”) or otherwise, as well as liabilities arising from any material inaccuracy in the representations and warranties of the Company in the Underwriting Agreement, and to contribute to payments that Roth may be required to make for these liabilities.
The foregoing description of the Underwriting Agreement is not complete and is qualified in its entirety by reference to the full text of the Underwriting Agreement, a copy of which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2025.
The foregoing does not constitute an offer to sell or the solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state or other jurisdiction.

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
Recent Developments
Recent Equity Financing
On July 21, 2025, we closed on a firm commitment underwitten public offering of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share, pursuant to an underwriting agreement, dated July 18, 2025, between us and Roth Capital Partners, LLC, as sole underwriter and manager for the offering. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $18,160,750.
We intend to use the net proceeds of the offering for continued product development, increased sales and marketing activities, sales, marketing, additional human resources, capital expenditures, and other costs and expenses we may incur in connection with the anticipated expansion into the data center market, and for general working capital and corporate purposes. See "Note 14. Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.
Uplist to NYSE American Stock Exchange
On April 30, 2025, we announced that shares our shares of common stock had been approved for listing on the NYSE American LLC ("NYSE American"), stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
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

TECOGEN INC.
Assumption of Aegis Energy Services Maintenance Agreements
On March 15, 2023, we entered into an agreement ("Assumption Agreement") with Aegis Energy Services, LLC (“Aegis”), pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we agreed to purchase certain assets from Aegis, and related matters (“Acquisition”). On April 1, 2023, the Acquisition closed. Under the Assumption Agreement, we agreed to acquire from Aegis and assume Aegis’ rights and obligations arising on or after April 1, 2023, under maintenance agreements pursuant to which Aegis provided maintenance services to third parties for approximately 200 cogeneration systems and we agreed to acquire from Aegis certain vehicles and inventory used by Aegis in connection with the performance of its maintenance services. At closing, we acquired eight (8) Aegis vehicles for consideration consisting of $170,000 in cash. Also, we issued credits against outstanding accounts receivable due from Aegis in the amount of $300,000 for the acquisition of inventory that Aegis used to provide maintenance services. At closing, we hired eight (8) Aegis employees who, following the closing, have agreed to continue to provide maintenance services relating to the cogeneration systems covered by the maintenance agreements assumed pursuant to the Assumption Agreement. Following the closing and for a period of up to seven (7) years, we agreed to pay Aegis a percentage of the revenue collected for maintenance services provided pursuant to the maintenance agreements acquired from Aegis. Further, prior to December 31, 2023, we had the right to acquire and assume additional Aegis’ maintenance agreements for cogeneration systems on substantially similar terms and conditions. The Assumption Agreement contained certain indemnification provisions and agreements on the part of Aegis and for each party to cooperate with each other and provide certain transitional assistance. We acquired the Aegis maintenance agreements to expand our Service portfolio and to benefit from the long-term contract revenue stream generated by these agreements.
On February 1, 2024, Tecogen and Aegis amended the Assumption Agreement to add eighteen (18) additional maintenance contracts assumed by us ("February 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis.
On May 1, 2024, Tecogen and Aegis amended the Assumption Agreement to add thirty-one (31) additional maintenance contracts assumed by us ("May 2024 Amendment") which includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional forty-eight (48) cogeneration units sold to customers by Aegis.
See "Note 7. Aegis Contract and Related Asset Acquisitions" of the Notes to the Condensed Consolidated Financial Statements.
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

TECOGEN INC.
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
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install rooftop chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility company in Florida. In March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source." Initial shipments of the hybrid-drive air-cooled chiller were delivered to customers in the second quarter of 2025.
Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for the use of our cogeneration equipment in low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas reduction to address critical issues affecting food and energy security. Food crops grown in greenhouses typically have lower yields per square foot than in CEA facilities where yields are increased by supplementing or replacing natural light with grow lights in a climate-controlled environment, requiring significant energy use. In recent years, our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems reduce the facility's need for power, significantly reduce operating costs and the facility GHG footprint, and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we expect to be transferable to CEA facilities for food production.
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East. The higher energy prices for natural gas as a result of the wars in Ukraine and the Middle East may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
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

TECOGEN INC.
On May 1, 2025, Mr. Lewis elected to convert the promissory note we issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. At June 30, 2025 our obligation to Mr. Lewis under the promissory note was retired.
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we will be required to issue will be determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.
See "Note 11. Related Party Notes " of the Notes to Condensed Consolidated Financial Statements.
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
With the acquisition of American DG Energy Inc. ("ADGE") in May 2017, we added an additional source of revenue. Through ADGE, we install, own, operate and maintain complete distributed generation electricity systems, or DG systems or energy systems, and other complementary systems at customer sites, and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month.
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

TECOGEN INC.
Results of Operations

Second Quarter of 2025 Compared to Second Quarter of 2024

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2025	June 30, 2024
Revenues	100.0%	100.0%
Cost of sales	66.2%	56.0%
Gross profit	33.8%	44.0%
Operating expenses
General and administrative	42.4%	61.3%
Selling	7.1%	8.6%
Research and development	3.7%	5.2%
Gain on sale of assets	—%	0.1%
Total operating expenses	53.1%	75.2%
Loss from operations	(19.4)%	(31.2)%
Total other expense, net	(0.6)%	(0.8)%
Loss before income taxes	(20.0)%	(31.9)%
Provision for state income taxes	0.2%	—%
Consolidated net loss	(20.2)%	(31.9)%
(Income) loss attributable to the non-controlling interest	0.1%	(0.6)%
Net loss attributable to Tecogen, Inc.	(20.1)%	(32.5)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	June 30, 2025	June 30, 2024	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$1,066,835	$119,673	$947,162	791.5%
Chiller	2,015,893	—	2,015,893	—%
Engineered accessories	72,595	—	72,595	—%
Total product revenues	3,155,323	119,673	3,035,650	2,536.6%
Services	3,965,168	4,126,517	(161,349)	(3.9)%
Energy production	174,329	481,597	(307,268)	(63.8)%
Total revenues	$7,294,820	$4,727,787	$2,567,033	54.3%

    Total revenues for the three months ended June 30, 2025 were $7,294,820 compared to $4,727,787 for the same period in 2024, an increase of $2,567,033 or 54.3% year over year.

TECOGEN INC.

Products
    Products revenues in the three months ended June 30, 2025, were $3,155,323 compared to $119,673 for the same period in 2024, an increase of $3,035,650, or 2,536.6%. The increase in revenue during the three months ended June 30, 2025 is due to an increase in chiller sales of $2,015,893, which included the initial deliveries of our hybrid-drive air-cooled chiller, an increase in cogeneration sales of $947,162, and an increase in engineered accessory sales of $72,595. Products revenue in the three months ended June 30, 2024, were impacted due to the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended June 30, 2025 were $3,965,168, compared to $4,126,517 for the same period in 2024, a decrease of $161,349, or 3.9%. The decrease in revenue during the three months ended June 30, 2025 is due to a $152,049 decrease in revenues from the acquired Aegis maintenance contracts and a $9,300 decrease in revenues from existing service contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended June 30, 2025 were $174,329, compared to $481,597 for the same period in 2024, a decrease of $307,268, or 63.8%. The decrease in Energy Production revenue is due to the expiration of several energy production contracts in late 2024 and the temporary shutdown of a few energy production sites for repairs in the three months ended June 30, 2025.
Cost of Sales
    Cost of sales in the three months ended June 30, 2025, was $4,832,328 compared to $2,648,632 for the same period in 2024, an increase of $2,183,696, or 82.4%. The increase in cost of sales is due to increased product shipments and increased service contract maintenance costs due to higher labor and material costs. During the three months ended June 30, 2025, our gross margin decreased to 33.8% compared to 44.0% for the same period in 2024, a 10.2% percentage point decrease due to increased labor and material costs incurred in both Products and Services.
    Products
Cost of sales for Products in the three months ended June 30, 2025, was $2,232,155 compared to $171,982 for the same period in 2024, an increase of $2,060,173, or 1,197.9% due to increased sales of Products and higher material and labor costs. Products revenue and cost of sales in the three months ended June 30, 2024, were impacted due to the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity. During the three months ended June 30, 2025, our Products gross margin was 29.3% compared to (43.7)% for the same period in 2024, a 73.0% percentage point increase. The increase in margin is due to increased revenues in 2025.
Services
Cost of sales for Services in the three months ended June 30, 2025, was $2,469,737 compared to $2,191,815 for the same period in 2024, an increase of $277,922, or 12.7%, due to increased labor and material costs. During the three months ended June 30, 2025, our Services gross margin decreased to 37.7% compared to 46.9% in the same period in 2024, a 9.2% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025.
    Energy Production
    Cost of sales for Energy Production in the three months ended June 30, 2025, was $130,436 compared to $284,835 for the same period in 2024, a decrease of $154,399, or 54.2%. During the three months ended June 30, 2025, our Energy Production gross margin decreased to 25.2% compared to 40.9% for the same period in 2024, a 15.7% percentage point decrease. The decrease in the energy production gross margin is due to increased repair costs incurred to restart energy production sites which were shut down for repairs in the three months ended June 30, 2025, compared to the same period in 2024.
Operating Expenses
Operating expenses increased $321,232, or 9.0%, to $3,874,354 in the three months ended June 30, 2025 compared to $3,553,122 in the same period in 2024.

TECOGEN INC.

	Three Months Ended
Operating Expenses	June 30, 2025	June 30, 2024	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$3,091,175	$2,897,993	$193,182	6.7%
Selling	514,735	405,277	109,458	27.0%
Research and development	268,724	246,489	22,235	9.0%
(Gain) loss on disposition of assets	(280)	3,363	(3,643)	(108.3)%
Total	$3,874,354	$3,553,122	$321,232	9.0%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2025 were $3,091,175 compared to $2,897,993 for the same period in 2024, an increase of $193,182 or 6.7%, due to a $174,976 increase in payroll, benefits and recruitment costs, a $66,604 increase in professional fees, a $62,690 increase in depreciation and amortization, and a $44,818 increase in travel and vehicles expense, offset partially by a $61,565 decrease in facility costs, due to the transition to our new facility in 2024, relocation cost of $83,055 incurred in 2024, and a $15,985 decrease in insurance premiums.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2025, were $514,735 compared to $405,277 for the same period in 2024, an increase of $109,458 or 27.0%, due to a $115,811 increase in sales commission, offset partially by a $29,197 reduction in payroll and related benefit costs.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2025, were $268,724 compared to $246,489 for the same period in 2024, an increase of $22,235 or 9.0%, due to a $32,665 increase and payroll and related benefit costs, offset partially by a $11,459 decrease in patent related legal fees.
The gain on asset dispositions for the three months ended June 30, 2025, was $280 compared to a loss on asset dispositions of $3,363 for the three months ended June 30, 2024.
Income (loss) from Operations
    Our loss from operations for the three months ended June 30, 2025, was $1,411,862 compared to a loss from operations of $1,473,967 for the same period in 2024, a decrease of $62,105, or 4.2%. The decrease is due to higher Products and Services segment revenues and increased gross profit, offset partially by a $321,232 increase in operating expenses.
Other Income (Expense), net
    Other expense, net for the three months ended June 30, 2025, was $44,531 compared to other expense net of $36,472 for the same period in 2024, an increase of $8,059, due to a $20,284 increase in interest expense due to borrowings under our related party notes and lease financing and a $25,272 increase in currency exchange losses, offset partially by a decrease of $37,497 in unrealized losses on marketable securities in the three months ended June 30, 2025.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended June 30, 2025 and 2024 was $16,762 and $37, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    The loss attributable to the non-controlling interest was $9,050 for the three months ended June 30, 2025, which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2024, income attributable to the non-controlling interest was $28,320. The loss in the three months ended June 30, 2025, is attributable to the expiration of an Energy Production contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended June 30, 2025, was a net loss of $1,464,105 compared to a net loss of $1,538,796 for the same period in 2024, a decrease of $74,691, or 4.9%. The decrease in the net loss is due to increased revenue and gross profit from our Products and Services segments, offset partially by a $321,232 increase in operating expenses.

TECOGEN INC.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2025	June 30, 2024
Revenues	100.0%	100.0%
Cost of sales	61.0%	57.3%
Gross profit	39.0%	42.7%
Operating expenses
General and administrative	41.3%	52.7%
Selling	7.6%	8.6%
Research and development	3.9%	4.6%
(Gain) loss on disposition of assets	3.9%	4.6%
Total operating expenses	52.8%	65.8%
Loss from operations	(13.8)%	(23.1)%
Total other income (expense), net	(0.8)%	(0.5)%
Consolidated net loss before taxes	(14.5)%	(23.6)%
Provision for state income taxes	0.1%	0.2%
Consolidated net loss	(14.6)%	(23.8)%
(Income) loss attributable to the noncontrolling interest	0.1%	(0.4)%
Net loss attributable to Tecogen, Inc.	(14.6)%	(24.2)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Six Months Ended
	June 30, 2025	June 30, 2024	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$2,147,204	$893,902	$1,253,302	140.2%
Chiller	3,390,090	657,061	2,733,029	415.9%
Engineered accessories	151,838	60,108	91,730	152.6%
Total product revenues	5,689,132	1,611,071	4,078,061	253.1%
Services	8,210,190	8,140,827	69,363	0.9%
Energy production	673,268	1,161,985	(488,717)	(42.1)%
Total revenues	$14,572,590	$10,913,883	$3,658,707	33.5%

    Total revenues for the six months ended June 30, 2025 were $14,572,590 compared to $10,913,883 for the same period in 2024, an increase of $3,658,707 or 33.5% year over year.

TECOGEN INC.
Products
Products revenues in the six months ended June 30, 2025, were $5,689,132 compared to $1,611,071 for the same period in 2024, an increase of $4,078,061, or 253.1%. The increase in revenue during the six months ended June 30, 2025 is due to an increase in chiller sales of $2,733,029, which included the initial deliveries of our hybrid-drive air-cooled chiller, an increase in cogeneration sales of $1,253,302, and an increase in engineered accessory sales of $91,730. Products revenue in the six months ended June 30, 2024, were impacted due to the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the six months ended June 30, 2025, were $8,210,190, compared to $8,140,827 for the same period in 2024, an increase of $69,363, or 0.9%. The increase in revenue during the six months ended June 30, 2025, is due to a $287,882 increase in revenues from existing service contracts, offset by a $218,519 reduction in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the six months ended June 30, 2025, were $673,268, compared to $1,161,985 for the same period in 2024, a decrease of $488,717, or 42.1%. The decrease in Energy Production revenue is due to the expiration of several energy production contracts in late 2024 and the temporary shutdown of a few energy production sites for repairs in the six months ended June 30, 2025.
Cost of Sales
    Cost of sales in the six months ended June 30, 2025, was $8,889,058 compared to $6,259,072 for the same period in 2024, an increase of $2,629,986, or 42.0%. The increase in cost of sales is due to increased product shipments and increased service contract maintenance costs due to higher labor and material costs. During the six months ended June 30, 2025, our gross margin decreased to 39.0% compared to 42.7% for the same period in 2024, a 3.7% percentage point decrease due to higher services labor and material costs.
    Products
Cost of sales for Products in the six months ended June 30, 2025, was $3,719,905 compared to $1,221,525 for the same period in 2024, an increase of $2,498,380, or 204.5% due to increased sales of Products and higher labor and material costs. During the six months ended June 30, 2025, our Products gross margin was 34.6% compared to 24.2% for the same period in 2024, a 10.4% percentage point increase. The increase in margin is due to increased revenues in 2025.
Services
Cost of sales for Services in the six months ended June 30, 2025 was $4,728,635 compared to $4,284,072 for the same period in 2024, an increase of 444,563, or 10.4%, due to increased labor and material costs. During the six months ended June 30, 2025, our Services gross margin decreased to 42.4% compared to 47.4% in the same period in 2024, a 5.0% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025.
    Energy Production
    Cost of sales for Energy Production in the six months ended June 30, 2025, was $440,518 compared to $753,475 for the same period in 2024, a decrease of $312,957, or 41.5%. During the six months ended June 30, 2025, our Energy Production gross margin decreased to 34.6% compared to 35.2% for the same period in 2024, a 0.6% percentage point decrease. The decrease in the energy production gross margin is due to lower revenue and increased repair costs incurred to restart energy production sites which were shut down for repairs in the six months ended June 30, 2025, compared to the same period in 2024.
Operating Expenses
Operating expenses increased $510,976, or 7.1%, to $7,689,638 in the six months ended June 30, 2025, compared to $7,178,662 in the same period in 2024.

TECOGEN INC.

	Six Months Ended
Operating Expenses	June 30, 2025	June 30, 2024	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$6,019,310	$5,746,559	$272,751	4.7%
Selling	1,109,216	934,946	174,270	18.6%
Research and development	561,392	501,185	60,207	12.0%
Gain on disposition of assets	(280)	(4,028)	3,748	(93.0)%
Total	$7,689,638	$7,178,662	$510,976	7.1%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2025, were $6,019,310 compared to $5,746,559 for the same period in 2024, an increase of $272,751 or 4.7%, due to a $442,589 increase in payroll, benefits and recruitment costs, a $106,741 increase in depreciation and amortization, and a $100,770 increase in travel and vehicles expense, offset partially by a $198,292 decrease in facility costs, due to the transition to our new facility in 2024, a $94,063 reduction in credit losses, due to the recovery of $75,000 recognized in 2025 and relocation costs of $83,055 incurred in 2024, a $58,688 reduction in professional fees and a $29,321 decrease in insurance premiums.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2025, were $1,109,216 compared to $934,946 for the same period in 2024, an increase of $174,270 or 18.6%, due to a $235,310 increase in sales commission, offset partially by a $80,855 reduction in payroll and related benefit costs.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2025, were $561,392 compared to $501,185 for the same period in 2024, an increase of $60,207 or 12.0%, due to a $75,571 increase and payroll and related benefit costs.
The gain on asset dispositions for the six months ended June 30, 2025 was $280 compared to $4,028 for the six months ended June 30, 2024.
Income (loss) from Operations
    Our loss from operations for the six months ended June 30, 2025, was $2,006,106 compared to a loss from operations of $2,523,851 for the same period in 2024, a decrease of $517,745, or 20.5%. The decrease is due to higher Products and Services segment revenues and increased gross profit, offset partially by a $510,976 increase in operating expenses.
Other Income (Expense), net
    Other expense, net for the six months ended June 30, 2025, was $109,851 compared to other expense net of $52,141 for the same period in 2024, an increase of $57,710, due to a $33,940 increase in interest due to borrowings under our related party notes and lease financing and a $23,770 increase in currency exchange losses in the six months ended June 30, 2025.
Provision for State Income Taxes
    The provision for state income taxes for the six months ended June 30, 2025 and 2024 was $17,687 and $22,100, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
The loss attributable to the non-controlling interest was $9,617 for the six months ended June 30, 2025, which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2024, income attributable to the non-controlling interest was $45,671. The loss in the six months ended June 30, 2025, is attributable to the expiration of a contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.
Net Income (loss) Attributable to Tecogen Inc.
The net loss attributable to Tecogen Inc., for the six months ended June 30, 2025, was a net loss of $2,124,027 compared to a net loss of $2,643,763 for the same period in 2024, a decrease of $519,736, or 19.7%. The decrease in the net loss is due to increased revenue and gross profit from our Products and Services segments, offset partially by a $510,976 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the six months ended June 30, 2025, we incurred a loss from operations of $2,006,106 compared to a net loss from operations of $2,523,851 in the same period in 2024. Cash flows from operations decreased $3,865,917 during the six months ended June 30, 2025, compared to the same period in 2024. As of June 30, 2025, we had cash and cash equivalents of $1,640,864 compared to cash and cash equivalents of $5,405,233 as of December 31, 2024, a decrease of $3,764,369 or 69.6%, and an accumulated deficit as of June 30, 2025, of $49,763,921. In addition to cash from operations, we have relied upon loans from related parties to help fund our operations. See Note 11. Related Party Notes of the Notes to the Condensed Consolidated Financial Statements and "Recent Developments - Related Party Notes," above.
On July 21, 2025, we closed on a firm commitment underwitten public offering of 3,985,000 shares of common stock,$0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share, pursuant to an underwriting agreement, dated July 18, 2025, between us and Roth Capital Partners, LLC, as sole underwriter and manager for the offering. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $18,160,750. See "Note 14. Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.
Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2025	June 30, 2024	Increase (Decrease)
Operating activities	$(3,775,620)	$90,297	$(3,865,917)
Investing activities	(320,665)	(569,077)	248,412
Financing activities	331,916	(30,577)	362,493
Change in cash and cash equivalents	$(3,764,369)	$(509,357)	$(3,255,012)

Consolidated working capital at June 30, 2025, was $5,070,741 compared to $5,329,650 at December 31, 2024, a decrease of $258,909, or 4.9%. Included in working capital were cash and cash equivalents of $1,640,864 at June 30, 2025, compared to $5,405,233 at December 31, 2024, a decrease of $3,764,369, or 69.6%.
Cash Flows from Operating Activities
    Cash used by operating activities for the six months ended June 30, 2025, was $3,775,620 compared to cash generated of $90,297 by operating activities for the same period in 2024, a decrease of $3,865,917. Our accounts receivable and unbilled revenue balances were $6,640,483 and $126,738, respectively, at June 30, 2025, compared to $6,026,545 and $398,898 at December 31, 2024, using $266,778 of cash.
Accounts payable increased to $4,946,218 as of June 30, 2025, from $4,142,678 at December 31, 2024, providing $803,540 in cash flow from operations. The increase in accounts payable is due to increased material procurement in anticipation of future Products shipments. Deferred revenue decreased to $5,673,475 as of June 30, 2025, compared to $7,867,082 as of December 31, 2024, due to the application of customer deposits against accounts receivables as Products ship, using $2,193,607 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, we used $277,989 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility, and distributed $42,956 to the 49% non-controlling interest holders of American DG New York LLC. During the six months ended June 30, 2024, we used $556,636 of cash for improvements required to the North Billerica facility and received $36,213 in proceeds from the disposition of assets, including insurance proceeds.

TECOGEN INC.
Cash Flows from Financing Activities
During six months ended June 30, 2025, we used $63,010 of cash in payment of finance lease principal and received $394,926 of proceeds from the exercise of stock options. During the six months ended June 30, 2024, we used $30,577 of cash in payment of finance lease principal.
Backlog
As of June 30, 2025, our backlog of product and installation projects, excluding service contracts, was $6,215,443, consisting of $6,215,443 of purchase orders received by us. As of June 30, 2024, our backlog of product and installation projects, excluding service contracts, was $5,121,551 consisting of $4,681,231 of purchase orders received by us and $440,320 of projects in which the customer's internal approval process is complete, financial resources have been allocated, and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At June 30, 2025, we had cash and cash equivalents of $1,640,864, a decrease of $3,764,369 or 69.6% from the cash and cash equivalents balance at December 31, 2024.
On July 21, 2025, we closed on a firm commitment underwitten public offering of 3,985,000 shares of common stock, $.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share, pursuant to an underwriting agreement, dated July 18, 2025, between us and Roth Capital Partners, LLC, as sole underwriter and manager for the offering. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses were approximately $18,160,750. See "Note 14. Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.

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

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent with the policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025.
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
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc. (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, prejudgment and post-judgment interest, and legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogeneration unit installed by us at the plaintiffs facility caught fire, causing damage to the cogeneration unit and the plaintiff's facility. We filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and maintained the reserve at December 31, 2024. On January 13, 2025, Tecogen and our insurers entered into a Settlement Agreement and Full and Final Release from any and all claims, obligations and liabilities, arising from the July 10, 2022 fire in the amount of CDN $400,000, of which we were responsible for CDN $100,000. On February 7, 2025, we remitted CDN $100,000, or $70,994, representing payment in full of our liability relating to this matter and recorded a benefit of $79,006 in our condensed consolidated statements of operations in the six months ended June 30, 2025.

TECOGEN INC.
Item 1A. Risk Factors
In addition to the risks described below, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 ("2024 Form 10-K") and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (“March 31, 2025 Form 10-Q”). The risks discussed in our 2024 Form 10-K and in our March 31, 2025 Form 10-Q could materially affect our business, financial condition and future results. The risks described in our 2024 Form 10-K and in our March 31, 2025 Form 10-Q and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Risks Related to Our Business and Financial Condition
We incurred a net loss of $2,124,027 during the six months ended June 30, 2025, compared to a loss of $2,643,763 in the same period in 2024. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss of $2,124,027 during the six months ended June 30, 2025, compared to a net loss of $2,643,763 in the six months ended June 30, 2024. Historically, we have incurred net losses, including a net loss of $4,760,238 for the year ended December 31, 2024, and, as of June 30, 2025, we had an accumulated deficit of $49,763,921. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact on our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future. Our cash flows from operations are insufficient to fund our business and, currently, we are reliant upon financing provided by related parties to help fund our operations.
Risks Related to Ownership of Our Securities
As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our principal executive officer and our principal financial officer concluded there is a material weakness in our disclosure controls and procedures and our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future, or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, has concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to a material weakness with respect to a small number of individuals dealing with general controls over information technology.
We are committed to remediating the material weakness identified in internal controls over financial reporting and have begun the process to remediate this material weakness. Our efforts will focus on instituting mitigating controls to address segregation of duties; hiring of additional staff; implementing additional controls to address system access deficiencies; implementing additional controls over business operations; establishing independent review and verification procedures for our vendor and customer master files; enhancing the documentation to support review occurrences and approval procedures; and, commencing regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks.
In addition, on March 11, 2025, we filed a Current Report on Form 8-K to report, among other things, certain changes in the level of compensation for Mr. Panora, our President and COO, and the resignation of Mr. Gehret, our Vice President of Operations. Although Mr. Gehret remained with us as an employee until February 28, 2025, and then as a consultant until his duties were transferred to Mr. Panora, we subsequently determined we did not report Mr. Gehret’s resignation timely in accordance with the requirements of Form 8-K.
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

TECOGEN INC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: August 13, 2025	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)