Form 10-Q
period 2025-09-30
TECOGEN INC.
filed 2025-11-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of November 13, 2025, 29,846,479 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("report") contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “will,” “should,” “seek,” “could,” “likely” “may,” “pro-forma,” “anticipate,” “continue” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. Such forward-looking statements include, among other things, demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause us, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as other sections in this report that discuss some of the factors that could contribute to these differences.
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
References in this report to "we," "our," "us," the "Company" and "Tecogen" refer to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15,253,975	$5,405,233
Accounts receivable, net	6,220,441	6,026,545
Unbilled revenue	126,738	398,898
Inventories, net	9,558,084	9,634,005
Prepaid and other current assets	918,835	680,565
Total current assets	32,078,073	22,145,246
Long-term assets:
Property, plant and equipment, net	1,788,248	1,738,036
Right-of-use assets - operating leases	1,610,839	1,730,358
Right-of-use assets - finance leases	1,305,353	452,390
Intangible assets, net	2,236,151	2,513,189
Goodwill	2,346,566	2,346,566
Other assets	99,058	166,474
TOTAL ASSETS	$41,464,288	$31,092,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes, current portion	$—	$1,548,872
Accounts payable	3,417,293	4,142,678
Accrued expenses	2,987,784	2,890,886
Deferred revenue, current portion	3,693,732	6,701,131
Operating lease liabilities, current portion	534,397	430,382
Finance lease liabilities, current portion	252,406	85,646
Acquisition liabilities, current portion	861,479	902,552
Unfavorable contract liability, current portion	73,368	113,449
Total current liabilities	11,820,459	16,815,596
Long-term liabilities:
Deferred revenue, net of current portion	1,189,074	1,165,951
Operating lease liabilities, net of current portion	1,126,695	1,341,789
Finance lease liabilities, net of current portion	934,109	325,235
Acquisition liabilities, net of current portion	816,951	1,008,760
Unfavorable contract liability, net of current portion	259,619	309,390
Total liabilities	16,146,907	20,966,721
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,818,979 issued and outstanding at September 30, 2025 and 24,950,261 shares issued and outstanding at December 31, 2024	29,819	24,950
Additional paid-in capital	78,090,221	57,845,289
Unearned compensation	(762,292)	—
Accumulated deficit	(51,894,868)	(47,639,894)
Total Tecogen Inc. stockholders’ equity	25,462,880	10,230,345
Non-controlling interest	(145,499)	(104,807)
Total stockholders’ equity	25,317,381	10,125,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,464,288	$31,092,259
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Revenues
Products	$2,983,795	$1,391,016
Services	3,943,510	3,850,551
Energy production	255,816	388,563
Total revenues	7,183,121	5,630,130
Cost of sales
Products	1,885,377	797,209
Services	2,946,438	2,139,042
Energy production	167,740	212,965
Total cost of sales	4,999,555	3,149,216
Gross profit	2,183,566	2,480,914
Operating expenses:
General and administrative	3,411,762	2,681,558
Selling	572,869	442,812
Research and development	297,926	233,809
(Gain) loss on disposition of assets	1,713	(4,042)
Total operating expenses	4,284,270	3,354,137
Loss from operations	(2,100,704)	(873,223)
Other income (expense)
Other income (expense), net	81,925	(18,453)
Interest expense	(41,113)	(23,003)
Unrealized gain (loss) on investment securities	(56,246)	18,749
Total other income (expense), net	(15,434)	(22,707)
Loss before provision for state income taxes	(2,116,138)	(895,930)
Provision for state income taxes	2,928	—
Consolidated net loss	(2,119,066)	(895,930)
(Income) loss attributable to the non-controlling interest	(11,881)	(34,478)
Loss attributable to Tecogen Inc.	$(2,130,947)	$(930,408)

Net loss per share - basic	$(0.07)	$(0.04)
Weighted average shares outstanding - basic	28,817,040	24,850,261
Net loss per share - diluted	$(0.07)	$(0.04)
Weighted average shares outstanding - diluted	28,817,040	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Revenues
Products	$8,672,927	$3,002,087
Services	12,153,700	11,991,378
Energy production	929,085	1,550,549
Total revenues	21,755,712	16,544,014
Cost of sales
Products	5,605,282	2,018,734
Services	7,675,073	6,423,114
Energy production	608,258	966,440
Total cost of sales	13,888,613	9,408,288
Gross profit	7,867,099	7,135,726
Operating expenses:
General and administrative	9,431,073	8,428,119
Selling	1,682,085	1,377,758
Research and development	859,318	734,994
(Gain) loss on disposition of assets	1,433	(8,070)
Total operating expenses	11,973,909	10,532,801
Loss from operations	(4,106,810)	(3,397,075)
Other income (expense)
Other income (expense), net	61,302	(15,305)
Interest expense	(111,592)	(59,542)
Unrealized loss on investment securities	(74,995)	—
Total other income (expense), net	(125,285)	(74,847)
Loss before provision for state income taxes	(4,232,095)	(3,471,922)
Provision for state income taxes	20,615	22,100
Consolidated net loss	(4,252,710)	(3,494,022)
(Income) loss attributable to non-controlling interest	(2,264)	(80,149)
Net loss attributable to Tecogen Inc.	$(4,254,974)	$(3,574,171)

Net loss per share - basic	$(0.16)	$(0.14)
Weighted average shares outstanding - basic	26,354,875	24,850,261
Net loss per share - diluted	$(0.16)	$(0.14)
Weighted average shares outstanding - diluted	26,354,875	24,850,261

The accompanying notes are an integral part of these condensed consolidated financial statements

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months September 30, 2025 and 2024
(unaudited)

Three Months Ended September 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$—	$(157,380)	$8,941,451
Follow-on offering, net of transaction costs	3,985,000	3,985	18,101,115	—	—	—	18,105,100
Issuance of restricted stock awards	95,808	96	799,901	—	(799,997)	—	—
Exercise of stock options	166,681	167	263,310	—		—	263,477
Stock-based compensation expense	—	—	88,714	—	37,705	—	126,419
Net (loss) income	—	—	—	(2,130,947)	—	11,881	(2,119,066)
Balance at September 30, 2025	29,818,979	$29,819	$78,090,221	$(51,894,868)	$(762,292)	$(145,499)	$25,317,381

Nine Months Ended September 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$—	$(104,807)	$10,125,538
Follow-on offering, net of transaction costs	3,985,000	3,985	18,101,115	—	—	—	18,105,100
Issuance of restricted stock awards	95,808	96	799,901	—	(799,997)	—	—
Exercise of stock options	547,654	548	657,855	—	—	—	658,403
Related party note conversion to common stock	240,256	240	513,908	—	—	—	514,148
Distributions to non-controlling interest	—	—	—	—	—	(42,956)	(42,956)
Stock-based compensation expense	—	—	172,153	—	37,705	—	209,858
Net (loss) income	—	—	—	(4,254,974)	—	2,264	(4,252,710)
Balance at September 30, 2025	29,818,979	$29,819	$78,090,221	$(51,894,868)	$(762,292)	$(145,499)	$25,317,381

Three Months Ended September 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at June 30, 2024	24,850,261	$24,850	$57,691,400	$(45,523,419)	$—	$(97,284)	$12,095,547
Stock-based compensation expense	—	—	41,908	—	—	—	41,908
Distributions to non-controlling interest	—	—	—	—	—	(48,321)	(48,321)
Net (loss) income	—	—	—	(930,408)	—	34,478	(895,930)
Balance at September 30, 2024	24,850,261	$24,850	$57,733,308	$(46,453,827)	$—	$(111,127)	$11,193,204

Nine Months Ended September 30, 2024	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$—	$(94,301)	$14,652,295
Stock-based compensation expense	—	—	131,906	—	—	—	131,906
Distributions to non-controlling interest	—	—	—	—	—	(96,975)	(96,975)
Net (loss) income	—	—	—	(3,574,171)	—	80,149	(3,494,022)
Balance at September 30, 2024	24,850,261	$24,850	$57,733,308	$(46,453,827)	$—	$(111,127)	$11,193,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(4,252,710)	$(3,494,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	621,530	419,744
Provision for (recovery of) credit losses	(50,883)	29,817
Stock-based compensation	209,858	131,906
Unrealized loss on investment securities	74,995	—
(Gain) loss on disposition of assets	1,433	(8,070)
Non-cash interest expense	43,476	25,966
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(143,013)	1,303,300
Inventory	75,921	658,194
Unbilled revenue	272,160	119,000
Prepaid assets and other current assets	(238,270)	(42,578)
Other assets	330,804	704,565
Increase (decrease) in:
Accounts payable	(725,386)	323,980
Accrued expenses and other current liabilities	96,898	133,599
Deferred revenue	(2,984,276)	581,485
Other liabilities	(668,956)	(1,003,881)
Net cash used in operating activities	(7,336,419)	(116,995)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(353,296)	(838,932)
Proceeds from disposition of assets	1,280	40,255
Distributions to non-controlling interest	(42,956)	(96,975)
Net cash used in investing activities	(394,972)	(895,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow on offering, net of transaction costs	18,105,100	—
Proceeds from related party notes payable	—	1,000,000
Related-party note repayment	(1,076,956)	—
Finance lease principal payments	(106,414)	(56,385)
Proceeds from the exercise of stock options	658,403	—
Net cash provided by financing activities	17,580,133	943,615
Net increase (decrease) in cash and cash equivalents	9,848,742	(69,032)
Cash and cash equivalents, beginning of the period	5,405,233	1,351,270
Cash and cash equivalents, end of the period	$15,253,975	$1,282,238

Supplemental disclosure of cash flow information:
Cash paid for interest	$145,072	$22,909
Cash paid for taxes	20,615	$22,100
Non-cash investing activities
Right-of-use assets acquired under operating leases	$193,480	$1,547,800
Right-of-use assets acquired under finance leases	$1,013,564	$275,501
Aegis Contract and Related Asset Acquisition:
Contingent consideration	$—	$272,901
Non-cash financing activities
Related party note conversion to common stock	$514,148	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation
Description of Business
Tecogen Inc., a Delaware corporation (together with its subsidiaries "we", "our", "us", "Tecogen," or "Company"), was incorporated on September 15, 2000. We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a customer facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 ("Underwriting Agreement"), between the Company and Roth Capital Partners, LLC ("Roth") as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. The net Offering proceeds were as follows:

Gross proceeds	$19,925,000
Transaction Costs
Underwriters discounts and commissions	1,394,750
Legal fees	256,557
Assurance	83,000
Original listing fee	75,000
Filing and other fees	10,593
Total transaction costs	1,819,900
Net offering proceeds	$18,105,100

Basis of Presentation
    The financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board, or FASB. The FASB sets United States' ("U.S.") generally accepted accounting principles, or U.S. GAAP, to ensure financial condition, results of operations, and cash flows are consistently reported. References to U.S. GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, or ASC. We adopted the presentation requirements for noncontrolling interests required by ASC 810 Consolidation. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of the consolidated earnings and not a separate component of income or expense.
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of September 30, 2025 and December 31, 2024. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All intercompany transactions have been eliminated in consolidation.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Compensation - Stock Compensation (Topic 718) - In March 2024, the Financial Accounting Standards Board issued ASU 2024-01, Compensation - Stock Compensation (Topic 718). ASU 2024-01 addresses generally accepted accounting principles relating to profits interest awards and similar awards provided to employees or non-employees to align compensation with an entity's operating performance and provide the holders with the opportunity to participate in future profits and/or equity appreciation of the entity. The amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods for public entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance We do not issue profits interest awards, and therefore, the adoption of ASU 2024-01 024-01 did not have a material effect on our financial position or results of operation.
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
    Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update is intended to improve disclosures about public entity’s expenses and will require more detailed information about types of expenses including inventory purchases, employee compensation, depreciation, amortization and depletion in commonly presented captions such as cost of sales, SG&A and research and development. In addition, an entity will be required to include certain amounts that are already disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements; disclose a qualitative description of the amounts remaining in expense captions not separately disaggregated quantitatively; and, disclose the amount of selling expense and, in annual reporting periods, the entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to the financial statements after the effective date and retrospectively to any and all prior periods presented in the financial statements. ASU 2024-03 will apply to Tecogen after December 15, 2026, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.
Financial Instruments - Credit Losses Topic (326). In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update is intended to address challenges encountered when applying the guidance of Topic 326, Financial Instruments-Credit Losses to accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update provide all entities with a practical expedient and entities other than public entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under Topic 326, in developing reasonable and supportable forecasts of expected credit losses, an entity is required to consider historical credit loss experience of financial assets with similar risks characteristics which generally provides a basis for an entity's assessment of credit losses, but also requires the entity to consider adjustments to that information to reflect the extent to which the entity expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

period over which historical information was evaluated. The update allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The amendments should be applied prospectively. ASU 2025-05 will apply to Tecogen after December 15, 2025. We are currently evaluating the impact on our consolidated financial statements and related disclosures.

Note 2. Revenue
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of our products, services, and energy production. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services or energy to customers.
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
The following table further disaggregates our revenue by major source and by segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Products:
Cogeneration	$515,067	$1,294,453	$2,662,271	$2,188,355
Chiller	2,234,728	37,979	5,624,818	695,040
Engineered Accessories	234,000	58,584	385,838	118,692
Total Products Revenue	2,983,795	1,391,016	8,672,927	3,002,087
Services	3,943,510	3,850,551	12,153,700	11,991,378
Energy production	255,816	388,563	929,085	1,550,549
Total revenues	$7,183,121	$5,630,130	$21,755,712	$16,544,014
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the nine months ended September 30, 2025, that was included in unbilled revenue as of September 30, 2025.
    Revenue recognized during the nine months ended September 30, 2025, that was included in deferred revenue at December 31, 2024 was approximately $5,452,648.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,882,806. We expect to recognize revenue of approximately 79.4% of the remaining performance obligations over the next 24 months, 75.6% recognized in the first 12 months and 3.8% recognized over the subsequent 12 months and the balance thereafter.

Note 3. Income (Loss) Per Common Share
Basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss available to stockholders	$(2,130,947)	$(930,408)	$(4,254,974)	$(3,574,171)
Denominator:
Weighted average shares outstanding - Basic	28,817,040	24,850,261	26,354,875	24,850,261
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	28,817,040	24,850,261	26,354,875	24,850,261
Basic loss per share	$(0.07)	$(0.04)	$(0.16)	$(0.14)
Diluted loss per share	$(0.07)	$(0.04)	$(0.16)	$(0.14)

Anti-dilutive shares underlying stock options outstanding	243,836	1,726,086	244,836	1,726,086

Note 4.	Inventories, net
Inventories at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials, net	$8,802,842	$8,525,879
Work-in-process	566,897	930,769
Finished goods, net	188,345	177,357
Total inventories, net	$9,558,084	$9,634,005

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2025	December 31, 2024
Machinery and equipment	10 - 15 years	$2,810,232	$2,810,232
Furniture and fixtures	5- 7 years	1,630,386	1,598,538
Computer software	5 years	250,698	224,868
Energy systems	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,141,875	906,739
		6,026,056	5,733,242
Less - accumulated depreciation and amortization		(4,237,808)	(3,995,206)
Property, plant and equipment, net		1,788,248	1,738,036
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2025 and 2024 was $104,405 and $300,371 and $101,780 and $307,491, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2025 and December 31, 2024 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2025			December 31, 2024
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(727,178)	$50,287	$777,465	$(709,855)	$67,610
Patents	888,910	(659,561)	229,349	888,910	(584,493)	304,417
Developed technology	240,000	(200,000)	40,000	240,000	(188,000)	52,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(169,673)	94,263	263,936	(141,394)	122,542
Favorable contract asset	384,465	(382,615)	1,850	384,465	(379,839)	4,626
Customer contracts	2,225,123	(431,617)	1,793,506	2,225,123	(290,025)	1,935,098
	$4,806,795	$(2,570,644)	$2,236,151	$4,806,795	$(2,293,606)	$2,513,189

Intangible liability
Unfavorable contract liability	$2,618,168	$(2,285,181)	$332,987	$2,618,168	$(2,195,329)	$422,839
The aggregate amortization expense related to non-contract related intangible assets were $46,686 and $132,670 and $46,127 and $149,476 for the three and nine months ended September 30, 2025 and 2024, respectively. The net aggregate expense (credit) related to the amortization of the contract related intangible assets and liabilities for the three and nine months ended September 30, 2025 and 2024 were $22,069 and $54,517 and $6,015 and $342, respectively.

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
Amortization of intangibles including contract related amounts is calculated using the straight-line method over the remaining useful life or contract term, which range from approximately one year to eleven years, and is charged against either administrative expenses or cost of sales in the accompanying condensed consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows as of September 30, 2025:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$166,345	$117,041	$283,386
Year 2	165,584	128,865	294,449
Year 3	58,732	137,208	195,940
Year 4	10,022	137,208	147,230
Year 5	5,650	141,771	147,421
Thereafter	7,566	800,276	807,842
Total	$413,899	1,462,369	$1,876,268

Note 7.	Aegis Contract and Related Asset Acquisitions
On March 15, 2023, we entered into an agreement ("Assumption Agreement") with Aegis Energy Services, LLC (“Aegis”), pursuant to which Aegis agreed to assign to us and we agreed to assume certain Aegis maintenance agreements, we

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
No additional maintenance service agreements contemplated in the February 2024 Amendment or the May 2024 Amendment have been acquired as of September 30, 2025.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Acquisition-related costs which consisted of recurring internal resources were de minimis and such costs were expensed as incurred (ASC 805-50-30-1).The following table summarizes the contract-related liabilities assumed as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Acquisition liabilities, current portion
Contingent consideration	$394,226	$328,350
Deferred maintenance reserve	467,253	574,202
	861,479	902,552
Acquisition liabilities, net of current portion
Contingent consideration	816,951	1,008,760
Deferred maintenance reserve	$816,951	$1,008,760

Revenues and gross profit from the Aegis maintenance contracts were $467,132 and $273,325 and $1,660,159 and $1,007,390, respectively, for the three and nine months ended September 30, 2025. Revenue and gross profit for the three and nine months ended September 30, 2024 were $537,353 and $367,982 and $1,948,900 and $1,324,861, respectively. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisition dates.
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
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at September 30, 2025 and determined that the carrying value of the liabilities approximated the estimated fair value of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the period ended September 30, 2025.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

We are unable to provide the pro forma information required under ASC 805-10-50-2(h) as the disclosure is impracticable since the required pre-acquisition historical contract records were not maintained by Aegis in a manner that would allow for an accurate reconstruction of financial performance prior to the acquisitions. Despite reasonable efforts to obtain and validate the necessary data, including a review of the available information that was provided during the acquisition, we were unable to compile reliable financial information that would meet the disclosure requirements under ASC 805.

Note 8.	Sale of Energy Producing Assets
    During the first quarter of 2019, we recognized two individual sales of energy producing assets for a total of eight power purchase agreements, including the associated energy production contracts, for total consideration of $7 million.
    In connection with these assets sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly maintenance and operating fees. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. Actual results are compared to the minimum threshold bi-annually and we are contractually obligated to reimburse any shortfall to the purchaser. To the extent actual cash flow results exceed the minimum threshold, we are entitled to 50% of such excess under the agreements. Based upon an analysis of these energy producing assets' expected future performance, as of September 30, 2025, we do not expect to make any material payments under the guarantee.
At June 30, 2025, our obligation under the energy production contracts was $42,089, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual period ended June 30, 2025. Payment was made in the third quarter of 2025 and our obligation as of September 30, 2025 was $0.
    The foregoing agreements also contain provisions whereby we have agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. If we are required to make whole the purchaser under such provisions, we would be entitled to seek recovery from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination.
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
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,125,000 and $1,175,000. As of

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025 we have spent $1,141,875 on the required improvements at our North Billerica facility. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024, we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service facility for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025, we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025, we extended the term of our Windsor, CT service center for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month. On July 1, 2025, we exercised our option and extended the term of our 1,414 square foot Mamaroneck, NY service center for an additional term of five (5) years, expiring on February 28, 2031. The straight-line monthly rent for the additional term is $4,519 for our Mamaroneck, NY service facility
The lease on our former headquarters located in Waltham, Massachusetts which consisted of approximately 43,000 square feet of manufacturing, storage and office space, expired on April 30, 2024. The base monthly rent in 2024 was $44,254.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2025 and 2024 was $149,868 and $447,128 and $164,627 and $631,840, respectively.
Supplemental information related to operating leases for the nine months ended September 30, 2025 and 2024 was as follows:

	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$412,009	$589,455
Right-of-use assets obtained in exchange for operating lease liabilities	$193,480	$1,547,800
Weighted-average remaining lease term - operating leases	3.2 Years	4.3 Years
Weighted-average discount rate - operating leases	7.6%	7.5%
Supplemental balance sheet information related to operating leases as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,610,839	$1,730,358

Operating lease liabilities, current portion	$534,397	$430,382
Operating lease liabilities, net of current portion	1,126,695	1,341,789
Total operating lease liability	$1,661,092	$1,772,171
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease obligations, current portion and Finance lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. On December 19, 2023, we entered into a master finance lease agreement for motor vehicles. As of September 30, 2025, we have thirty-one (31) vehicles under lease of which eleven vehicles (11) have been added in the nine months ended September 30, 2025.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Lease expense for finance leases for the nine months ended September 30, 2025 and 2024 was as follows:

	September 30, 2025	September 30, 2024
Finance lease cost:
Depreciation of right-of-use assets	$136,329	$37,565
Interest on lease liabilities	53,557	16,240
Total finance lease cost	$189,886	$53,805

Supplemental information related to finance leases for the nine months ended September 30, 2025 and 2024 was as follows:

	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of finance lease liabilities	$258,076	$71,138
Right-of-use assets obtained in exchange for finance lease liabilities	1,013,564	275,501
Weighted-average remaining lease term - finance leases	4.3 Years	4.5 Years
Weighted-average discount rate - finance leases	10.3%	9.8%
Supplemental balance sheet information related to finance leases as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Finance leases
Right-of-use assets - motor vehicles	$1,305,353	$425,563
Right-of-use assets - boiler	—	26,827
Total finance lease assets	$1,305,353	$452,390

Finance lease liabilities, current portion	$252,406	$85,646
Finance lease liabilities, net of current portion	934,109	325,235
Total finance lease liabilities	$1,186,515	$410,881
Future minimum lease commitments under non-cancellable operating and finance leases as of September 30, 2025 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$595,143	$368,575	$963,718
Year 2	525,863	344,321	870,184
Year 3	475,673	344,321	819,994
Year 4	188,297	294,856	483,153
Year 5	66,037	108,827	174,864
Thereafter	23,725	—	23,725
Total lease payments	1,874,738	1,460,900	3,335,638
Less: imputed interest	213,646	274,385	488,031
Total	$1,661,092	$1,186,515	$2,847,607

Note 10.	Stock-Based Compensation
Stock-Based Compensation
On December 22, 2005, our Board of Directors adopted Tecogen's 2006 Stock Option and Incentive Plan ("2006 Plan") under which the Board of Directors or a committee appointed by the Board of Directors may grant incentive stock

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company, are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Amended Plan as of September 30, 2025 was 1,151,068.
During the nine months ended September 30, 2025, we granted non-qualified options to purchase an aggregate of 58,500 shares of common stock to certain employees at prices between $2.14 per share and $8.61 per share under the Amended Plan. The fair value of the options issued in 2025 was $137,413. The weighted-average grant date fair-value of stock options granted in 2025 was $2.35 per share.
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
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant. The number of shares remaining available for future issuance under the Plan as of September 30, 2025 was 2,632,856.
During the nine months ended September 30, 2025, we granted non-qualified and incentive stock options to purchase an aggregate of 221,336 shares of common stock to certain employees priced at $8.35 per share under the 2022 Plan. The fair value of the options issued in 2025 was $918,035. The weighted-average grant date fair-value of stock options granted in 2025 was $4.15 per share. Also, during the nine months ended September 30, 2025 we granted restricted stock awards, with respect to 95,808 shares of common stock priced at $8.35 per share and which vest in equal annual installments over the four year period commencing on the first anniversary of the date of grant.
Stock option activity for the nine months ended September 30, 2025 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	2,752,962	$0.71	—	$3.93	$1.14	6.70 years	$1,348,684
Granted	279,836	$2.14	—	$8.61	$7.60
Exercised	(547,654)	$0.71	—	$3.93	$1.20		$4,166,480
Canceled and forfeited	(110,600)	$0.71	—	$3.48	$0.95
Outstanding, September 30, 2025	2,374,544	$0.71	—	$8.61	$1.90	6.06 years	$16,412,063
Exercisable, September 30, 2025	1,480,958				$1.24		$11,217,693
Vested and expected to vest, September 30, 2025	2,240,506				$1.83		$15,632,907
We used a forfeiture rate of 15% to calculate the shares which are expected to vest in the table above. We use the Black-Scholes option pricing model to determine the fair value of stock options granted as of the date of grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of four comparable publicly traded companies. The average expected life was estimated using the simplified method to determine the expected life based on the vesting period and contractual terms, since we do not have the necessary historical exercise data to determine an expected life for stock options. We use a single weighted-average expected life to value option awards and recognize compensation on a straight-line basis over the requisite service period for each separately vesting portion of the awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

with a remaining term which approximates the expected life assumed at the date of grant.
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in nine months ended September 30, 2025 and 2024 are as follows:

Stock Option Award Assumptions	September 30, 2025	September 30, 2024
Expected dividend yield	—%	—%
Expected life	6.25 years	6.25 years
Risk-free interest rate	4.10%	4.28%
Expected volatility	44.32%	40.17%

Consolidated stock-based compensation expense for stock options for the three and nine months ended September 30, 2025 and 2024 was $88,714 and $172,153 and $41,908 and $131,906, respectively. Stock-based compensation for restricted stock awards granted for the three and nine months ended September 30, 2025 was $37,705. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At September 30, 2025, the total compensation cost related to unvested stock options and restricted stock awards not yet recognized is $1,924,038 and this amount will be recognized over a weighted average period of 2.39 years.

Note 11.	Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, the terms of the promissory note, dated October 10, 2023, we extended the maturity date by one-year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
On January 14, 2025, we agreed to permit Mr. Lewis to either receive repayment of his note in cash or, at his discretion, convert the balance of the promissory note into shares of our common stock. In the event of such a conversion, the number of shares we were required to be issue is determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassed to long-term liabilities due to the February 18, 2025 amendment.
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
On May 1, 2025, Mr. Lewis elected to convert the promissory note we issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. At September 30, 2025 our obligation to Mr. Lewis under the promissory note was retired.
On September 3, 2025 and September 4, 2025, we paid $548,675 and $528,281, respectively, to Mr. Hatsopoulos in repayment of his loans to us in the aggregate principal amount of $1,000,000 together with $76,956 of accrued and unpaid interest. At September 30, 2025, our obligation to Mr. Hatsopoulos under the promissory notes were retired.

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
Marketable equity securities
    The following tables present the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2025 and 2024 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
September 30, 2025
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$18,749	$—	$18,749	$—	$(74,995)
Total recurring fair value measurements	$18,749	$—	$18,749	$—	$(74,995)

September 30, 2024
Recurring fair value measurements
Marketable equity securities
EuroSite Power Inc.	$93,744	$—	$93,744	$—	$—
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$—

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three and nine months ended September 30, 2025 and 2024:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Fair value at December 31, 2024	$93,744
Unrealized loss	(74,995)
Fair value at September 30, 2025	$18,749

Fair value at December 31, 2023	$93,744
Unrealized gain	—
Fair value at September 30, 2024	$93,744
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

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
September 30, 2025
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$394,266	$—	$—	$394,266	$—
Acquisition liabilities, net of current portion	816,951	—	—	816,951	—
Total recurring fair value measurements	$1,211,217	$—	$—	$1,211,217	$—

September 30, 2024
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$284,289	$—	$—	$284,289	$—
Acquisition liabilities, net of current portion	1,078,829	—	—	1,078,829	—
Total recurring fair value measurements	$1,363,118	$—	$—	$1,363,118	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis; (ii) making resource allocation decisions; and (iii) designating responsibilities for his direct reports. As of September 30, 2025, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in "Note 1. Description of Business and Basis of Presentation", are organized around the products, services and energy production provided to customers and represent our reportable segments.
Our CODM uses segment profit, based on operating income after the elimination of intercompany transactions and segment identifiable assets to assess segment operating performance and to make resource allocation decisions. Certain costs such as other income (expense) are not included in the measure of segment profit and are excluded from management's assessment of segment financial performance.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Corporate includes finance, treasury, certain research and development costs, tax and legal costs and certain other costs which are not allocated to the reportable segments.
The following table presents information by reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Products	Services	Energy Production	Corporate	Total
Three Months Ended September 30, 2025
Revenues	$2,983,795	$3,943,510	$255,816	$—	$7,183,121
Cost of sales	1,885,377	2,946,438	167,740		4,999,555
Gross profit	1,098,418	997,072	88,076	—	2,183,566
Operating expenses	542,613	2,212,366	14,867	1,514,424	4,284,270
Profit (loss) from operations	$555,805	$(1,215,294)	$73,209	$(1,514,424)	$(2,100,704)

Identifiable assets	$9,610,556	$12,841,859	$2,611,264	$16,400,609	$41,464,288

Nine Months Ended September 30, 2025
Revenues	$8,672,927	$12,153,700	$929,085	$—	$21,755,712
Cost of sales	5,605,282	7,675,073	608,258		13,888,613
Gross profit	3,067,645	4,478,627	320,827	—	7,867,099
Operating expenses	1,719,754	5,830,684	30,539	4,392,932	11,973,909
Profit (loss) from operations	$1,347,891	$(1,352,057)	$290,288	$(4,392,932)	$(4,106,810)

Identifiable assets	$9,610,556	$12,841,859	$2,611,264	$16,400,609	$41,464,288

Three Months Ended September 30, 2024
Revenues	$1,391,016	$3,850,551	$388,563	$—	$5,630,130
Cost of sales	797,210	2,139,041	212,965	—	3,149,216
Gross profit	593,806	1,711,510	175,598	—	2,480,914
Operating expenses	404,812	1,648,917	20,584	1,279,824	3,354,137
Profit (loss) from operations	$188,994	$62,593	$155,014	$(1,279,824)	$(873,223)

Identifiable assets	$9,200,050	$12,414,637	$3,077,535	$2,788,065	$27,480,287

Nine Months Ended September 30, 2024
Revenues	$3,002,087	$11,991,378	$1,550,549	$—	$16,544,014
Cost of sales	2,018,734	6,423,114	966,440	—	9,408,288
Gross profit	983,353	5,568,264	584,109	—	7,135,726
Operating expenses	1,493,825	4,768,807	61,834	4,208,335	10,532,801
Profit (loss) from operations	$(510,472)	$799,457	$522,275	$(4,208,335)	$(3,397,075)

Identifiable assets	$9,200,050	$12,414,637	$3,077,535	$2,788,065	$27,480,287

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing, and, except as described below, have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis and other parts of this report should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Cautionary Note Concerning Forward Looking Statements” above. While we may elect to update forward-looking statements in the future, except as required by law, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.
Recent Developments
Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 ("Underwriting Agreement"), between the Company and Roth Capital Partners, LLC ("Roth"), as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See "Note 1. Description of Business and Basis of Presentation" of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.
We have used and intend to use the net proceeds of the offering for continued product development, increased sales and marketing activities, sales, marketing, additional human resources, capital expenditures, repayment of related party promissory notes and other costs and expenses we may incur in connection with the anticipated expansion into the data center market, and for general working capital and corporate purposes.
Uplist to NYSE American Stock Exchange
On April 30, 2025, we announced that our common stock had been approved for listing on the NYSE American LLC ("NYSE American") stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
Vertiv Sales and Marketing Agreement - Data Center Cooling Market
On February 28, 2025, we entered into a Sales and Marketing Agreement with Vertiv Corporation (“Vertiv”) relating to sales of Tecogen DTx chillers for data center cooling applications (“Vertiv Agreement”). The Vertiv Agreement has a term of two years and provides that Vertiv will engage in establishing a budget for marketing activities and use commercially reasonable efforts to sell our DTx chillers for cooling applications in data centers. The Vertiv Agreement also provides the basis for the negotiation of a definitive supply agreement between us and Vertiv. We have agreed to provide Vertiv with reasonable discounts for purchases of significant volumes of our chillers, and Vertiv has agreed to use commercially reasonable efforts to assist us in securing favorable terms for engineering components and supplies for manufacturing our chillers. Pursuant to the Vertiv Agreement we have granted Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications outside the United States, and the non-exclusive right to market and sell our DTx chillers for such applications within the United States. We have also agreed to grant Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications in the United States if Vertiv achieves and maintains agreed sales levels of DTx chillers. The foregoing description of the Vertiv Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was filed as Exhibit 99.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025.
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

TECOGEN INC.
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
Impact of Utility Power Constraints, Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. Tecogen believes that these power constrained customers, in particular data centers and industrial facilities, represent a significant opportunity for growth. The customer need is driven by the ability to expand an existing facility or open a new facility quickly while taking advantage of utility expense savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product can provide on-site power generation which allows customers to eliminate long lead times associated with electrical switch gear and bridge shortfalls in power from the utility.
Residual Impacts of Covid-19 Pandemic
Supply chains were adversely impacted during Covid, resulting in significant delays or lack of availability of critical components such as engines. This has continued to have long term impact on product and service margins. The direct impact has been certain costs increasing faster than inflation. The indirect impact is from increased engine related costs in the service segment as replacements were deferred or overhauled components were used due to lack of parts. We have instituted annual service price increases in 2023 through 2025 and will continue to implement price increases to offset material price increases in excess of inflation and have also been making engineering improvements to increase service intervals and gross margins.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install rooftop chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a

TECOGEN INC.
renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers from a utility company in Florida. In March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source." Initial shipments of the hybrid-drive air-cooled chiller were delivered to customers in the second quarter of 2025.
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
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East. Energy prices for natural gas may be affected by the wars in Ukraine and the Middle East and may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. We have seen higher electricity prices since much of the electricity production in the United States is generated from fossil fuels. If electricity prices rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Impact of Tariffs
The majority of our vendors are domestic. Although we have some exposure to Chinese and European suppliers, we do not anticipate increases in tariffs to materially affect our operations.
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, the terms of the promissory note, dated October 10, 2023, was extended by one-year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
On January 14, 2025, we agreed to permit Mr. Lewis to either receive repayment of his note in cash or, at his discretion, convert the balance of the promissory note into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion.
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassed to long-term liabilities due to the February 18, 2025 amendment.
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

TECOGEN INC.
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
On May 1, 2025, Mr. Lewis elected to convert the promissory note we issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. At September 30, 2025 our obligation to Mr. Lewis under the promissory note was retired.
On September 3, 2025 and September 4, 2025, we paid $548,675 and $528,281, respectively, to Mr. Hatsopoulos in repayment of his loans to us in the aggregate principal amount of $1,000,000 together with $76,956 of accrued and unpaid interest. At September 30, 2025, our obligation to Mr. Hatsopoulos under the promissory notes were retired.
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

TECOGEN INC.
Results of Operations

Third Quarter Ended September 30, 2025 Compared to the Third Quarter Ended September 30, 2024

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2025	September 30, 2024
Revenues	100.0%	100.0%
Cost of sales	69.6%	55.9%
Gross profit	30.4%	44.1%
Operating expenses
General and administrative	47.6%	47.6%
Selling	7.2%	7.9%
Research and development	4.1%	4.2%
(Gain) loss on disposition of assets	—%	(0.1)%
Total operating expenses	58.9%	59.6%
Loss from operations	(28.5)%	(15.5)%
Total other income (expense), net	(0.2)%	(0.4)%
Loss before provision for state income taxes	(28.7)%	(15.9)%
Provision for state income taxes	—%	—%
Consolidated net loss	(28.7)%	(15.9)%
(Income) loss attributable to the noncontrolling interest	(0.2)%	(0.6)%
Net loss attributable to Tecogen Inc.	(28.9)%	(16.5)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease) $	Increase (Decrease) %
Revenues:
Products
Cogeneration	515,067	$1,294,453	$(779,386)	(60.2)%
Chiller	2,234,728	37,979	2,196,749	5,784.1%
Engineered accessories	234,000	58,584	175,416	299.4%
Total product revenues	2,983,795	1,391,016	1,592,779	114.5%
Services	3,943,510	3,850,551	92,959	2.4%
Energy production	255,816	388,563	(132,747)	(34.2)%
Total revenues	$7,183,121	$5,630,130	$1,552,991	27.6%

    Total revenues for the three months ended September 30, 2025 were $7,183,121 compared to $5,630,130 for the same period in 2024, an increase of $1,552,991 or 27.6% year over year.

TECOGEN INC.
Products
    Products revenues in the three months ended September 30, 2025, were $2,983,795 compared to $1,391,016 for the same period in 2024, an increase of $1,592,779, or 114.5%. The increase in revenue during the three months ended September 30, 2025 is due to an increase in chiller sales of $2,196,749, which included deliveries of our hybrid-drive air-cooled chiller, an increase in engineered accessory sales of $175,416, partially offset by a $779,386 decrease in cogeneration sales. Products revenue in the three months ended September 30, 2024, were negatively impacted by the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity during that period. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended September 30, 2025 were $3,943,510, compared to $3,850,551 for the same period in 2024, an increase of $92,959, or 2.4%. The increase in revenue during the three months ended September 30, 2025 is due to a $163,180 increase in revenues from existing service contracts, offset partially by a $70,221 decrease in revenues from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended September 30, 2025 were $255,816, compared to $388,563 for the same period in 2024, a decrease of $132,747, or 34.2%. The decrease in Energy Production revenue is due to the expiration of several energy production contracts in late 2024 and the temporary shutdown of a few energy production sites for repairs in the three months ended September 30, 2025.
Cost of Sales
    Cost of sales in the three months ended September 30, 2025, was $4,999,555 compared to $3,149,216 for the same period in 2024, an increase of $1,850,339, or 58.8%. The increase in cost of sales is due to increased product shipments and increased service contract maintenance costs due to higher labor and material costs. During the three months ended September 30, 2025, our gross margin decreased to 30.4% compared to 44.1% for the same period in 2024, a 13.7% percentage point decrease due to increased labor and material costs incurred in both Products and Services.
    Products
Cost of sales for Products in the three months ended September 30, 2025, was $1,885,377 compared to $797,209 for the same period in 2024, an increase of $1,088,168, or 136.5% due to increased sales of Products and higher material and labor costs. Products revenue and cost of sales in the three months ended September 30, 2024, were impacted due to the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity. During the three months ended September 30, 2025, our Products gross margin was 36.8% compared to 42.7% for the same period in 2024, a 5.9% percentage point decrease. The decrease in margin is due to increased labor and material costs in 2025.
Services
Cost of sales for Services in the three months ended September 30, 2025, was $2,946,438 compared to $2,139,042 for the same period in 2024, an increase of $807,396, or 37.7%, due to increased labor and material costs. During the three months ended September 30, 2025, our Services gross margin decreased to 25.3% compared to 44.4% in the same period in 2024, a 19.1% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.
Energy Production
    Cost of sales for Energy Production in the three months ended September 30, 2025, was $167,740 compared to $212,965 for the same period in 2024, a decrease of $45,225, or 21.2%. During the three months ended September 30, 2025, our Energy Production gross margin decreased to 34.4% compared to 45.2% for the same period in 2024, a 10.8% percentage point decrease. The decrease in the energy production gross margin is due to increased repair costs incurred to restart energy production sites which were shut down for repairs in the three months ended September 30, 2025, compared to the same period in 2024.
Operating Expenses
Operating expenses increased $930,133, or 27.7% to $4,284,270 in the three months ended September 30, 2025 compared to $3,354,137 in the same period in 2024.

TECOGEN INC.

	Three Months Ended
Operating Expenses	September 30, 2025	September 30, 2024	Increase (Decrease) $	Increase (Decrease) %
General and administrative	3,411,762	2,681,558	$730,204	27.2%
Selling	572,869	442,812	130,057	29.4%
Research and development	297,926	233,809	64,117	27.4%
(Gain) loss on disposition of assets	1,713	(4,042)	5,755	(142.4)%
Total	$4,284,270	$3,354,137	$930,133	27.7%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2025 were $3,411,762 compared to $2,681,558 for the same period in 2024, an increase of $730,204 or 27.2%, due to a $239,088 increase in payroll, benefits and recruitment costs, a $97,882 increase in travel and vehicles expense, a $89,287 increase in insurance premiums, a $79,648 increase in operating supplies, a $75,161 increase in depreciation and amortization, a $65,581 increase in stock-based compensation expense, a $22,566 increase in franchise taxes, and a $20,229 increase in professional fees.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2025, were $572,869 compared to $442,812 for the same period in 2024, an increase of $130,057 or 29.4% due to a $69,024 increase in sales commission and a $36,699 increase in marketing and trade show costs.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2025, were $297,926 compared to $233,809 for the same period in 2024, an increase of $64,117, or 27.4%, due to a $37,468 increase in payroll and related benefit costs, a $20,630 increase in product certification costs, and a $9,015 increase in stock-based compensation.
The loss on asset dispositions for the three months ended September 30, 2025, was $1,713 compared to a gain on asset dispositions of $4,042 for the nine months ended September 30, 2024.
Income (loss) from Operations
    Our loss from operations for the three months ended September 30, 2025, was $2,100,704 compared to a loss from operations of $873,223 for the same period in 2024, an increase of $1,227,481, or 140.6%. The increase in our loss from operations is due to lower Services segment gross profit due to increased labor and material cost and a $930,133 increase in operating expenses. The decrease in gross margin is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.
Other Income (Expense), net
    Other expense, net for the three months ended September 30, 2025, was $15,434 compared to other expense net of $22,707 for the same period in 2024, an increase of $7,273 in other expense, due to a $18,110 increase in interest expense due to borrowings under our related party notes and lease financing and an increase of $74,995 in unrealized losses on marketable securities, offset partially by an $92,592 increase in interest income resulting from increased cash on deposit and a $7,786 increase in currency exchange gains in the three months ended September 30, 2025.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended September 30, 2025 was $2,928 and represents estimated income tax payments, net of refunds, to various states. There was no provision for state income taxes for the three months ended September 30, 2024.
Non-controlling Interest
The income attributable to the non-controlling interest was $11,881 for the three months ended September 30, 2025, which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2024, income attributable to the non-controlling interest was $34,478. The decrease in income attributable to the non-controlling interest in the three months ended September 30, 2025, is due to the expiration of an Energy Production contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.

TECOGEN INC.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended September 30, 2025, was a net loss of $2,130,947 compared to a net loss of $930,408 for the same period in 2024, an increase of $1,200,539, or 129.0%. The increase in the net loss is due to lower Services segment gross profit, due to increased labor and material costs and a $930,133 increase in operating expenses. The decrease in gross margin is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Revenues	100.0%	100.0%
Cost of sales	63.8%	56.9%
Gross profit	36.2%	43.1%
Operating expenses
General and administrative	43.4%	50.9%
Selling	7.7%	8.3%
Research and development	3.9%	4.4%
(Gain) loss on disposition of assets	—%	—%
Total operating expenses	55.0%	63.7%
Loss from operations	(18.8)%	(20.5)%
Total other income (expense), net	(0.6)%	(0.5)%
Loss before provision for state income taxes	(19.4)%	(21.0)%
Provision for state income taxes	0.1%	0.1%
Consolidated net loss	(19.5)%	(21.1)%
(Income) loss attributable to the noncontrolling interest	—%	(0.5)%
Net loss attributable to Tecogen, Inc.	(19.5)%	(21.6)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Increase (Decrease) $	Increase (Decrease) %
Revenues:
Products
Cogeneration	$2,662,271	$2,188,355	$473,916	21.7%
Chiller	5,624,818	695,040	4,929,778	709.3%
Engineered accessories	385,838	118,692	267,146	225.1%
Total product revenues	8,672,927	3,002,087	5,670,840	188..9%
Services	12,153,700	11,991,378	162,322	1.4%
Energy production	929,085	1,550,549	(621,464)	(40.1)%
Total revenues	$21,755,712	$16,544,014	$5,211,698	31.5%

Total revenues for the nine months ended September 30, 2025 were $21,755,712 compared to $16,544,014 for the same period in 2024, an increase of $5,211,698 or 31.5% year over year.

TECOGEN INC.

Products

Products revenues in the nine months ended September 30, 2025, were $8,672,927 compared to $3,002,087 for the same period in 2024, an increase of $5,670,840, or 188.9%. The increase in revenue during the nine months ended September 30, 2025 is due to an increase in chiller sales of $4,929,778, which included the initial deliveries of our hybrid-drive air-cooled chiller, an increase in cogeneration sales of $473,916, and an increase in engineered accessory sales of $267,146. Products revenue in the nine months ended September 30, 2024, were negatively impacted due to the relocation of our manufacturing operations in April 2024, which significantly reduced our production capacity during that period. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the nine months ended September 30, 2025, were $12,153,700, compared to $11,991,378 for the same period in 2024, an increase of $162,322, or 1.4%. The increase in revenue during the nine months ended September 30, 2025, is due to a $451,063 increase in revenues from existing service contracts, offset by a $288,741 reduction in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the nine months ended September 30, 2025, were $929,085, compared to $1,550,549 for the same period in 2024, a decrease of $621,464, or 40.1%. The decrease in Energy Production revenue is due to the expiration of several energy production contracts in late 2024 and the temporary shutdown of a few energy production sites for repairs in the nine months ended September 30, 2025.
Cost of Sales
    Cost of sales in the nine months ended September 30, 2025, was $13,888,613 compared to $9,408,288 for the same period in 2024, an increase of $4,480,325, or 47.6%. The increase in cost of sales is due to increased product shipments and increased service contract maintenance costs due to higher labor and material costs. During the nine months ended September 30, 2025, our gross margin decreased to 36.2% compared to 43.1% for the same period in 2024, a 6.9% percentage point decrease due to higher Services labor and material costs.
    Products
Cost of sales for Products in the nine months ended September 30, 2025, was $5,605,282 compared to $2,018,734 for the same period in 2024, an increase of $3,586,548, or 177.7% due to increased sales of Products and higher labor and material costs. During the nine months ended September 30, 2025, our Products gross margin was 35.4% compared to 32.8% for the same period in 2024, a 2.6% percentage point increase. The increase in margin is due to increased revenues in 2025.
Services
Cost of sales for Services in the nine months ended September 30, 2025 was $7,675,073 compared to $6,423,114 for the same period in 2024, an increase of $1,251,959, or 19.5%, due to increased labor and material costs. During the nine months ended September 30, 2025, our Services gross margin decreased to 36.8% compared to 46.4% in the same period in 2024, a 9.6% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.
    Energy Production
    Cost of sales for Energy Production in the nine months ended September 30, 2025, was $608,258 compared to $966,440 for the same period in 2024, a decrease of $358,182, or 37.1%. During the nine months ended September 30, 2025, our Energy Production gross margin decreased to 34.5% compared to 37.7% for the same period in 2024, a 3.2% percentage point decrease. The decrease in the energy production gross margin is due to lower revenue and increased repair costs incurred to restart energy production sites which were shut down for repairs in the nine months ended September 30, 2025, compared to the same period in 2024.
Operating Expenses
Operating expenses increased $1,441,108, or 13.7%, to $11,973,909 in the nine months ended September 30, 2025, compared to $10,532,801 in the same period in 2024.

TECOGEN INC.

	Nine Months Ended
Operating Expenses	September 30, 2025	September 30, 2024	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$9,431,073	$8,428,119	$1,002,954	11.9%
Selling	1,682,085	1,377,758	304,327	22.1%
Research and development	859,318	734,994	124,324	16.9%
(Gain) loss on disposition of assets	1,433	$(8,070)	9,503	(117.8)%
Total	$11,973,909	$10,532,801	$1,441,108	13.7%

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2025, were $9,431,073 compared to $8,428,119 for the same period in 2024, an increase of $1,002,954 or 11.9%, due to a $454,413 increase in payroll and related benefits, a $227,264 increase in recruitment costs, a $181,902 increase in depreciation and amortization, a $198,652 increase in travel and vehicle expense, a $150,305 increase in operating supply costs, a $60,058 increase in stock-based compensation expense, and, a $59,965 increase in insurance premiums, offset partially by a $190,636 decrease in facility costs, due to the transition to our new facility in 2024, a $80,700 reduction in credit losses, due to the recovery of $75,000 recognized in 2025, relocation costs of $83,055 incurred in 2024 and a $38,459 reduction in professional fees.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2025, were $1,682,085 compared to $1,377,758 for the same period in 2024, an increase of $304,327 or 22.1%, due to a $304,334 increase in sales commission.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2025, were $859,318 compared to $734,994 for the same period in 2024, an increase of $124,324 or 16.9%, due to a $113,039 increase in payroll and related benefit costs and a $20,525 increase in consulting costs.
The loss on asset dispositions for the nine months ended September 30, 2025 was $1,433 compared to gain on asset dispositions of $8,070 for the nine months ended September 30, 2024.
Income (loss) from Operations
    Our loss from operations for the nine months ended September 30, 2025, was $4,106,810 compared to a loss from operations of $3,397,075 for the same period in 2024, an increase of $709,735, or 20.9%. The increase in our loss from operations is due to lower Services segment gross profit, due to increased labor and material costs and a $1,441,108 increase in operating expenses. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.
Other Income (Expense), net
    Other expense, net for the nine months ended September 30, 2025, was $125,285 compared to other expense net of $74,847 for the same period in 2024, an increase of $50,438, due to a $52,050 increase in interest due to borrowings under our related party notes and lease financing, a $74,995 increase in unrealized losses on marketable securities, and, a $12,711 increase in currency exchange losses, offset partially by a $89,319 increase in interest income resulting from increased cash on deposit in the nine months ended September 30, 2025.
Provision for State Income Taxes
    The provision for state income taxes for the nine months ended September 30, 2025 and 2024 was $20,615 and $22,100, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
The income attributable to the non-controlling interest was $2,264 for the nine months ended September 30, 2025, which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2024, income attributable to the non-controlling interest was $80,149. The decrease in the income attributable to the non-controlling interest in the nine months ended September 30, 2025, is due to the expiration of a contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.

TECOGEN INC.
Net Income (loss) Attributable to Tecogen Inc.
The net loss attributable to Tecogen Inc., for the nine months ended September 30, 2025, was a net loss of $4,254,974 compared to a net loss of $3,574,171 for the same period in 2024, an increase of $680,803, or 19.0%. The increase in the net loss is due to lower Services segment gross profit, due to increased labor and material costs and a $1,441,108 increase in operating expenses. The decrease in gross margin percent is due to increased labor and material costs incurred in 2025 to replace engines as we test improvements in our technology to improve engine life and service margins.
Liquidity and Capital Resources

Sources of Liquidity
During the nine months ended September 30, 2025, we incurred a loss from operations of $4,106,810 compared to a net loss from operations of $3,397,075 in the same period in 2024. Cash flows from operations decreased $7,219,424 during the nine months ended September 30, 2025, compared to the same period in 2024. As of September 30, 2025, we had cash and cash equivalents of $15,253,975 compared to cash and cash equivalents of $5,405,233 as of December 31, 2024, an increase of $9,848,742 or 182.2%, and an accumulated deficit as of September 30, 2025, of $51,894,868.

Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 ("Underwriting Agreement"), between the Company and Roth Capital Partners, LLC ("Roth"), as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See "Note 1. Description of Business and Basis of Presentation " of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.
Cash Flows

The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2025	September 30, 2024	Increase (Decrease)
Operating activities	$(7,336,419)	$(116,995)	$(7,219,424)
Investing activities	(394,972)	(895,652)	500,680
Financing activities	17,580,133	943,615	16,636,518
Change in cash and cash equivalents	$9,848,742	$(69,032)	$9,917,774
Consolidated working capital at September 30, 2025, was $20,257,614 compared to $5,329,650 at December 31, 2024, an increase of $14,927,964, or 280.1%. Included in working capital were cash and cash equivalents of $15,253,975 at September 30, 2025, compared to $5,405,233 at December 31, 2024, an increase of $9,848,742, or 182.2%.
Cash Flows from Operating Activities
    Cash used by operating activities for the nine months ended September 30, 2025, was $7,336,419 compared to cash of $116,995 used by operating activities for the same period in 2024, an increase of $7,219,424 in cash used in the current period. Our accounts receivable and unbilled revenue balances were $6,220,441 and $126,738, respectively, at September 30, 2025, compared to $6,026,545 and $398,898 at December 31, 2024, using $129,147 of cash.
Accounts payable decreased to $3,417,293 as of September 30, 2025, from $4,142,678 at December 31, 2024, using $725,386 in cash flow from operations. The decrease in accounts payable is due to payment of vendors balances which had aged. Deferred revenue decreased to $4,882,806 as of September 30, 2025, compared to $7,867,082 as of December 31, 2024, due to the application of customer deposits against accounts receivables as products ship, using $2,984,276 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.

Cash Flows from Investing Activities

TECOGEN INC.
During the nine months ended September 30, 2025, we used $353,296 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility, and distributed $42,956 to the 49% non-controlling interest holder of American DG New York LLC. During the nine months ended September 30, 2024, we used $838,932 of cash for improvements required to the North Billerica facility, distributed $96,975 to the 49% non-controlling interest holders and received $40,255 in proceeds from the disposition of assets, including insurance proceeds.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, we received $18,105,100 in net proceeds from the follow on public offering and received $658,403 of proceeds from the exercise of stock options, we used $1,076,956 to retire a related party note and we used $106,414 of cash in payment of finance lease principal. During the nine months ended September 30, 2024, we received proceeds of $1,000,000 under the related party promissory notes and used $56,385 of cash in payment of finance lease principal.
Backlog
As of September 30, 2025, our backlog of product and installation projects, excluding service contracts, was $4,024,779, consisting of $3,002,768 of purchase orders received by us. As of September 30, 2024, our backlog of product and installation projects, excluding service contracts, was $5,023,267 consisting of $3,759,305 of purchase orders received by us and $1,263,962 of projects in which the customer's internal approval process is complete, financial resources have been allocated, and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At September 30, 2025, we had cash and cash equivalents of $15,253,975, an increase of $9,848,742 or 182.2% from the cash and cash equivalents balance at December 31, 2024 due to the follow-on public offering. See "Recent Equity Financing," above.

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
On November 23, 2022, we were served with a suit filed against us on August 24, 2022 in the Ontario Superior Court of Justice by The Corporation of the Town of Milton, Milton Energy Generation Solutions Inc. and Milton Hydro Distribution Inc. (the "Plaintiffs"), all of whom are municipal corporations incorporated in the Province of Ontario. The plaintiffs sued for damages in the amount of CDN $1,000,000, prejudgment and post-judgment interest, and legal fees, alleging breach of contract, breach of warranty, negligent misrepresentations and nuisance. Plaintiffs allege that on or about July 10, 2022, a Tecogen cogeneration unit installed by us at the plaintiffs facility caught fire, causing damage to the cogeneration unit and the plaintiff's facility. We filed a response denying liability and are represented by Canadian counsel. For the year ended December 31, 2022, we reserved $150,000 for anticipated damages which may not be covered by our insurance and maintained the reserve at December 31, 2024. On January 13, 2025, Tecogen and our insurers entered into a Settlement Agreement and Full and Final Release from any and all claims, obligations and liabilities, arising from the July 10, 2022 fire in the amount of CDN $400,000, of which we were responsible for CDN $100,000. On February 7, 2025, we remitted CDN $100,000, or $70,994, representing payment in full of our liability relating to this matter and recorded a benefit of $79,006 in our condensed consolidated statements of operations in the nine months ended September 30, 2025.

TECOGEN INC.
Item 1A. Risk Factors
In addition to the risks described below, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 ("2024 Form 10-K") and in our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2025 (“March 31 and June 30, 2025 Forms 10-Q”). The risks discussed in our 2024 Form 10-K and in our March 31 and June 30, 2025 Forms 10-Q could materially affect our business, financial condition and future results. The risks described in our 2024 Form 10-K and in our March 31, 2025 and June 30, 2025 Forms 10-Q and the risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Risks Relating to our Business and Financial Condition

We incurred a loss from operations of $4,106,810 during the nine months ended September 30, 2025, compared to a loss from operations of $3,397,075 in the same period in 2024. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.

We incurred a loss from operations of $4,106,810 during the nine months ended September 30, 2025, compared to a loss from operations of $3,397,075 in the nine months ended September 30, 2024. Historically, we have incurred losses from operations, including a loss of $4,760,238 in the year ended December 31, 2024, and, as of September 30, 2025, we had an accumulated deficit of $51,894,868. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.

Risks Related to Ownership of Our Securities
As of the end of the period covered by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, our principal executive officer and our principal financial officer concluded there is a material weakness in our disclosure controls and procedures and our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future, or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, has concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to a material weakness with respect to a small number of individuals dealing with general controls over information technology.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

TECOGEN INC.
(Registrant)

Dated: November 13, 2025	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)