Form 10-K
period 2025-12-31
TECOGEN INC.
filed 2026-03-19
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a "large accelerated filer", an "accelerated filer", a "non-accelerated filer", a "smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐     Accelerated filer         ☐
Non–Accelerated Filer     ☒     Smaller reporting company     ☒
Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to (§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $84,162,165. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 19, 2026, 29,855,229 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to Tecogen Inc.'s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days following its fiscal year ended December 31, 2025.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("report") contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “will,” “should,” “seek,” “could,” “likely” “may,” “pro-forma,” “anticipate,” “continue” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. Such forward-looking statements include, among other things, demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause us, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ. See “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, as well as other sections in this report that discuss some of the factors that could contribute to these differences.
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

TECOGEN INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

TECOGEN INC.
PART 1
Item 1. Business
Our Company
Tecogen Inc., a Delaware corporation (together with its subsidiaries "we", "our", "us", "Tecogen," or "Company") produces commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a customer facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
We were incorporated in the State of Delaware on September 15, 2020. We have two wholly-owned subsidiaries American DG Energy, Inc. ("ADGE") and Tecogen CHP Solutions, Inc.. In addition, we own a 51% interest in American DG New York, LLC ("ADGNY"), a joint venture. ADGE and ADGNY distribute, own, and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling. ADGE and ADGNY own the equipment that is installed at customers' facilities and sell the energy produced to the customer on a long-term contractual basis.
Our Business
Our business operations are comprised of three business segments:
•Products Segment - designs, manufactures and sells industrial and commercial cogeneration and chiller systems;
•Services Segment - provides operations and maintenance ("O&M") services for our products under long term service contracts; and
•Energy Production Segment - installs, operates and maintains distributed generation electricity systems that we own, and sells the energy generated by such systems in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements.
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
As of December 31, 2025, our Services business provided maintenance services for approximately 244 chillers and 764 cogeneration units pursuant to maintenance services agreements.
Energy Production. Our Energy Production business is conducted by our subsidiary ADGE which sells energy in the form of electricity, heat, hot water and cooling to customers under long-term energy sales agreements (typically with terms of 10 to 15 years). The typical sales model is to install and own energy systems in customers' buildings and sell the energy or cooling produced by those systems back to the customers at a cost set by a negotiated formula in customer contracts.
As of December 31, 2025, ADGE owned 14 operational energy systems, representing an aggregate of approximately 1,045 kilowatts of electrical capacity from cogeneration units and 850 cooling ton capacity from chillers.
Our Growth Strategies
Artificial Intelligence Data Centers
We believe artificial intelligence data centers represent a significant growth opportunity for Tecogen. At the end of 2024, 6,350MW of new data center capacity was in construction. See CBRE North America Data Center Trends H22024. Construction activity was driven in part by robust demand and extended timelines due to power constraints at existing data centers. Power consumption and the requisite cooling requirements have been increasing with each new generation of chips.

TECOGEN INC.
For example, the maximum thermal design power for Blackwell architecture is 1.2KW versus 0.7KW for the H100 Tensor core architecture.
We believe our chiller and on-site power generation solutions can help alleviate power constraints faced by data centers. By using our natural gas cooling systems instead of an electric cooling system, a data center can increase the amount of available power for computing. This increase in available power has the potential to increase a data center’s revenue and profits.
A single data center could use upwards of 10,000 tons of cooling which would require between 18 and 22 Tecogen DTx chillers. An electric chiller plant of a similar size would require approximately 6MW of power allocation (electric chiller full load 0.6kW/Refrigeration ton). This could represent up to $10 million in lost revenue to a data center based on current rental rates for data centers (national average of $184.06/KW/month based upon the CBRE North American Data Center Trends H2 2024). If this power is allocated to an electric chiller, it is not available for computing, reducing the revenue potential of a data center by a commensurate amount.
Our chillers also provide customers with reduced operating costs compared to an equivalent electric chiller. In many of the regions in which we operate, such as New England and New York, the prevailing electricity prices can exceed $0.16/kWh while the equivalent natural gas costs are less than $0.04/kWh. Typically, chiller projects also have the advantage of faster construction timelines than power generation projects because there is limited electrical work needed. Our chiller solutions can be deployed as retrofits or as part of new construction.
If further power is needed, our on-site power generation systems also offer some unique advantages for data centers. Our InVerde cogeneration units are modular, inverter based and UL certified. They can be installed indoors or outdoors and include the CERTs microgrid algorithm. During off-grid operation, the CERTS microgrid algorithm provides stable control of reactive power and the microgrid as a whole by eliminating destabilizing circulating currents between generation sources.
Using a modular inverter-based system means a cluster of power generation units can be sited close to the point of use and be dedicated to a section of a building or a data center. A modular design also reduces the risk of a single failure point and is less susceptible to electrical conversion and distribution losses.
Our chiller and on-site power generation systems are equipped as standard with our patented Ultera emissions packages. This allows simplified air-permitting in many parts of the country including California and Massachusetts.
The Berkley Lab 2024 United States Data Center Energy Usage Report predicts that the co-location and hyperscale data centers will represent 80% or more of data centers by 2028 and consume 90% of the electricity consumed by data centers.
On February 28, 2025, to effectively begin the marketing of our product solutions to co-location data centers, we signed a global partnership agreement with Vertiv Corporation (“Vertiv”) for the sale and distribution of our products for data center cooling applications in the U.S. and abroad. See “Recent Developments – Vertiv Sales and Marketing Agreement,” below. Vertiv is a global provider of critical digital infrastructure and continuity solutions, including for data and communications centers.
Although there can be no assurance, management believes that, if we are able to penetrate the data center market, including through our partnership with Vertiv, it may represent a significant revenue growth opportunity for us.
Management estimates that a single AI co-location data center may use 20 or more of our DTx chillers and that a single project could be equal to our average historical annual product volume.

Recent Developments

Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of our common stock, $0.001 par value per share ("common stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025, between the Company and Roth Capital Partners, LLC, as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See "Note 1. Description of Business and Basis of Presentation" of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.

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

TECOGEN INC.
Uplist to NYSE American Stock Exchange
On April 30, 2025, we announced that our common stock had been approved for listing on the NYSE American LLC ("NYSE American") stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
Vertiv Sales and Marketing Agreement - Data Center Cooling Market
On February 28, 2025, we entered into a Sales and Marketing Agreement with Vertiv Corporation (“Vertiv”) relating to sales of Tecogen DTx chillers for data center cooling applications (“Vertiv Agreement”). The Vertiv Agreement has a term of two years and provides that Vertiv will engage in establishing a budget for marketing activities and use commercially reasonable efforts to sell our DTx chillers for cooling applications in data centers. The Vertiv Agreement also provides the basis for the negotiation of a definitive supply agreement between us and Vertiv. We have agreed to provide Vertiv with reasonable discounts for purchases of significant volumes of our chillers, and Vertiv has agreed to use commercially reasonable efforts to assist us in securing favorable terms for engineering components and supplies for manufacturing our chillers. Pursuant to the Vertiv Agreement we have granted Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications outside the United States, and the non-exclusive right to market and sell our DTx chillers for such applications within the United States. We have also agreed to grant Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications in the United States if Vertiv achieves and maintains agreed sales levels of DTx chillers. The foregoing description of the Vertiv Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was filed as Exhibit 99.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2025.
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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance service agreements (the "First Amendment"). The First Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis.
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
See Note 5. "Aegis Contract and Related Asset Acquisition" of the Notes to the Consolidated Financial Statements.
Facilities Relocation
In April 2024, we moved our manufacturing operations and corporate offices from 45 First Avenue, Waltham, Massachusetts to 76 Treble Cove Road, Building 1, North Billerica, Massachusetts. As a result of the relocation, product revenues were negatively impacted during 2024. The factory relocation also necessitated construction activities to install equipment test cells and comply with local regulations. We resumed manufacturing operations during the latter half of the third quarter of 2024.
Impact of Anti-fossil Fuel Sentiment
In some key markets such as New York City, the regulatory push to eliminate fossil fuels from buildings has impacted cogeneration unit sales. We believe that as regulations take into account scope 2 emissions and products like our hybrid chiller that can choose the cleanest fuel source will have a significant advantage in decarbonization efforts. The political environment following the 2024 elections in the United States has had a material impact on anti-fossil fuel sentiment and the regulatory environment that is more favorable to our business. We have also diversified our sales activities to reduce our reliance on markets like New York City.

TECOGEN INC.
Impact of Utility Power Constraints, Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. Tecogen believes that these power-constrained customers, in particular data centers and industrial facilities, represent a significant opportunity for growth. The customer need is driven by the ability to expand an existing facility or open a new facility quickly while taking advantage of utility expense savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product can provide on-site power generation which allows customers to eliminate long lead times associated with electrical switch gear and bridge any short fall in power from the utility.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility company in Florida which were shipped in the second and third quarter of 2025. In March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source."
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East, including the recent military actions in Iran. The higher energy prices for natural gas as a result of these wars may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Impact of Tariffs
The majority of our vendors are domestic. Although we have some exposure to Chinese and European suppliers, we do not anticipate any increases in tariffs to materially affect our operations.
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, we extended the maturity date of the promissory note dated October 10, 2023 by one year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
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
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassified to long-term liabilities due to the February 18, 2025 amendment.
The promissory notes were repaid in full or converted to shares of our common stock in the year ended December 31, 2025. See Note 11."Related Party Notes" of the Notes to the Consolidated Financial Statements.

TECOGEN INC.
Overview of Our Business
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems and chillers. Our Services segment provides O&M services for our products under long term service contracts. Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.
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
•Tecochill® hybrid-drive air-cooled chiller, gas engine-driven chillers that provide air conditioning and hot water;
•Tecofrost® gas engine-driven refrigeration compressors that circulate refrigerant and provide hot water as a byproduct; and,
•Ultera® emissions control technology.
Typical customers for our InVerde and TecoPower cogeneration products have a simultaneous need for electrical power and hot water. These include hospitals, nursing homes, schools, universities, health clubs, spas, hotels and motels, office and multi-unit residential buildings. Our Tecochill chiller products benefit customers who have a simultaneous need for cooling and hot water which is typical in sites such as hospitals, ice rinks, indoor agriculture and food processing. Our Tecofrost refrigeration compressors are applied primarily to industrial applications that include cold storage, wineries, dairies, ice rinks and food processing. The factors that drive the demand for such products include the price of natural gas, local electricity rates, environmental regulations, and governmental energy policies, as well as customers’ desire to become more environmentally responsible.
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

TECOGEN INC.
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
Multiple Tecogen CHP modules fitted with the patented Ultera emissions control technology have been permitted under the current regulatory limits in the Los Angeles area for unrestricted operation, the first natural gas engines to do so without operating time limits or other exemption. These engines were permitted to levels matching the California Air Resources Board ("CARB") stringent 2007 emissions requirements, the same emissions standard used to certify fuel cells, and the same emissions levels as a state-of-the-art central power plant. As of December 31, 2025, our Ultera CHP, and fuel cell technologies, are the only technologies we are aware of that comply with California's air quality standards for CO and NOx, the world's strictest air quality standards.
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
We provide maintenance service contracts, parts sales, and installation for our products through a network of eleven well-established field service centers in California, the Midwest, the Northeast, the Southeast and in Toronto, Canada. These centers are staffed by our full-time technicians, working from local leased facilities which provide office and warehouse space for inventory. Most of our service revenue is in the form of annual service contracts which typically provide all-inclusive “bumper-to-bumper” coverage, with service fees based on equipment operating hours for the relevant period. Customers are therefore invoiced in level, predictable amounts without unforeseen add-ons for unscheduled repairs or engine replacements.
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
New equipment sold beginning in 2016 and select upgrades to the existing installed equipment fleet includes an industrial internet solution which enables Tecogen to collect, analyze, and manage valuable asset data continuously and in real-time. This provides the service team with improved insight into the functionality of our installed CHP fleet. Specifically, it enables the service department to perform remote monitoring and diagnostics and to view system results in real time via a computer, smart phone, or tablet. Consequently, we can utilize monitoring data better, ensuring customers are capturing maximum possible savings and efficiencies from their installation. Through constant monitoring and analysis of equipment data, Tecogen expects to enhance the performance of installed equipment by ensuring machinery consistently operates at peak performance and is available to deliver maximum potential value for customers. In 2018, we migrated our cloud-based system from a third-party system to our CHP Insight® system developed in-house to access and store operating data on the cloud and provide user interface features specific to CHP operation as well as sophisticated data analysis tools.

TECOGEN INC.
Energy Production
Our wholly owned subsidiary, ADGE, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat, and cooling for our customers. ADGE owns the equipment that it installs at customers' facilities and sells the energy produced by these systems to customers on a long-term contractual basis. ADGE utilizes energy equipment supplied by Tecogen and other cogeneration manufacturers. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use on-site. ADGE also distributes and operates water chiller systems for building cooling applications that operate in a similar manner, except that the engines in the water chiller systems drive a large air-conditioning compressor while recovering heat for hot water.

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

We believe that the primary opportunity for our cogeneration and chiller DG systems are in regions of the U.S. where commercial electricity rates range between $0.15 and $0.31 per kW hour, or kWh, which are predominantly in the Northeast, Mid-Atlantic, Florida, California, and parts of Canada. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies, and other light industrial facilities. We also believe that the largest number of potential DG users in the U.S. require less than 1 MW of electric power and less than 1,200 tons of cooling capacity. We are able to design our systems to suit a particular customer's needs because of our ability to place multiple units at a site. This approach is part of what allows our products and services to meet changing power and cooling demands throughout the day (also from season-to-season) and greatly improves efficiency.

Our Energy Production segment sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements which represented 4.9% and 9.3% of our consolidated revenues for the years ended December 31, 2025 and 2024, respectively. See Note 18. "Segments" of the Notes to the Consolidated Financial Statements.

Sales & Distribution
Our products and services are sold directly to end-users by our sales team and by established independent sales agents and representatives. We have entered into agreements with manufacturers' representatives and outside sales representatives who are compensated on a commission basis for designated territories and product lines. During the years ended December 31, 2025 and December 31, 2024, one customer accounted for more than 10% of our revenues. We typically sell our chiller products through our manufacturing representatives with assistance from our internal sales team. Our combined heat and power products are typically sold direct to end customers by our internal sales team.
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
Distributed power generation has been successfully implemented by others in large industrial installations over 10 Megawatts ("MW"), where the market has been growing for a number of years and is increasingly being accepted in smaller sized units because of technology improvements, increased energy costs, and better economics. We believe that our target market for distributed power generation for users of up to 1 MW, has been barely penetrated and that the reduced reliability of the utility grid and increasing cost pressures experienced by energy users will drive our near-term growth and penetration of this market.
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
The Inflation Reduction Act of 2022 increased federal tax credits, including the investment tax credit (ITC), to up to thirty percent (30%) of the project cost for projects incorporating certain low emission technologies, including CHP equipment, that began construction before January 1, 2025 and provides for an additional ten percent (10%) credit if the taxpayer satisfies additional requirements relating to domestic content. State and local governments and tax-exempt entities may also benefit from certain tax credits through direct payments or transfers of tax credits to unrelated third parties. This particular new direct pay option is especially impactful given the fact that many ideal facilities for CHP systems are not-for-profit, including many healthcare and hospital facilities, schools and universities, as well as recreation centers. These customers historically have not been able to benefit from previous iterations of the ITC. Under the federal definition for CHP systems, all of our products, including our air-conditioning and cooling models (Tecochill and Tecofrost) qualify for the tax credit when heat recovery is incorporated into the system design.
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. We believe that these power constrained customers, in particular data centers and industrial facilities, represent a significant new market for growth opportunity.
Competition
The markets for our products are highly competitive, although we believe that we offer customers a suite of premier best-in-class clean energy and thermal solutions.

TECOGEN INC.
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
Although operating solar and wind powered systems produce no emissions, the main drawbacks to these renewable powered systems are their dependence on weather conditions, their need for energy storage systems or reliance on backup utility grid-provided power, and high capital costs that can often make these systems uneconomical without government subsidies. Similarly, while the market for fuel cells is still developing, a number of fuel cell companies are focused on markets similar to ours. Fuel cells, like solar and wind powered systems, have received higher levels of incentives for the same type of applications as CHP systems in many territories. We believe that notwithstanding these higher government incentives our CHP solutions provide a better value and more robust solution to end users in most applications.
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
•Reduce emissions of criteria pollutants (NOx and CO) to near-zero levels and cut the emission of greenhouse gases such as carbon dioxide due to increased efficiencies compared to the electric grid; and
•Provide reliable on-site power generation, heating and cooling services.
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
Tecochill Chillers
Our Tecochill line of chillers are the only gas-engine-driven chillers available on the market. Natural gas can also fuel absorption chillers, which use fluids to transfer heat without an engine drive. However, engine driven chillers continue to have an efficiency advantage over absorption machines. Tecochill chillers reach efficiencies well above levels achieved by similarly sized absorption systems. Low natural gas prices in the United States improve the economics of natural gas-fueled chillers while their minimal electric demand on backup power systems make them ideal for facilities requiring critical precision climate control. In 2023, we expanded our Tecochill range of products with the introduction of a hybrid air-cooled chiller based on the inverter design used in the InVerde. The hybrid-drive air-cooled chiller will take simultaneous inputs from the electrical grid and the natural gas engine so that it can operate with the lowest cost and/or greenhouse gas footprint at any time based on changing conditions. We began deliveries of our hybrid air cooled chiller in the first half of fiscal 2025.

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
•Southern California Gas Company and San Diego Gas & Electric Company, each a Sempra Energy subsidiary, have granted us research and development contracts beginning in 2004.
•Department of Energy’s Lawrence Berkeley National Laboratory, with whom we have had research and development contracts beginning in 2005, including ongoing Microgrid development work related to the InVerde.
•Eastern Municipal Water District in Southern California has co-sponsored demonstration projects to retrofit both a natural-gas powered municipal water pump engine and a biofuel powered pumping station engine with the Ultera low emissions technology beginning in 2012.
•Consortium for Electric Reliability Technology Solutions executed research and development contracts with us, and has provided a test site to us beginning in 2005.
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
Our current internal R&D efforts are focused on the hybrid-drive air-cooled chiller that utilizes the basic inverter design used in the InVerde e+. Management believes that this chiller will address a significant market segment that is currently not addressed by our existing Tecochill product. For the years ended December 31, 2025 and 2024, we spent $1,166,744 and $961,837, respectively, on research and development activities.
Intellectual Property
As of December 31, 2025 we hold the following United States patents for our technologies. The patents expire between 2026 and 2042:

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

TECOGEN INC.
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

In addition, we have licensed specific rights to Microgrid software algorithms developed by University of Wisconsin researchers for which we pay royalties to the assignee, The Wisconsin Alumni Research Foundation (WARF). Pursuant to U.S. Patent 7,687,937, titled “Control of Small Distributed Energy Resources”, granted in 2010 and expires on July 26, 2027. Our exclusive rights are for engine-driven systems utilizing natural gas or diesel fuel in the application of power generation where the per-unit output is less than 500 kW. The software allows our products to be integrated as a Microgrid, where multiple InVerde units can be seamlessly isolated from the main utility grid in the event of an outage and re-connected to it afterward. The licensed software allows us to implement such a Microgrid with minimal control devices and associated complexity and cost. We consider the Microgrid software algorithm licensed from WARF to be a key feature of our InVerde product, and one that would be difficult to duplicate outside the patent. We pay WARF a royalty for each cogeneration module sold using the licensed technology. Such royalty payments have been in the range of $5,000 to $15,000 on an annual basis through the year ended December 31, 2025. WARF has reserved the right to grant non-profit research institutions and governmental agencies non-exclusive licenses to practice and use, for non-commercial research purposes, the technology developed by us that is based on the licensed software.

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
Sourcing & Manufacturing
We are focused on continuously strengthening our manufacturing processes and increasing operational efficiencies. Many of the components used in the manufacture of our highly-efficient clean energy equipment are readily fabricated from commonly available raw materials or are standard available parts sourced from multiple suppliers. We believe that adequate supplies exist to meet our near-to-medium-term manufacturing needs. However, certain of the components used in the manufacture of our engine driven power inverter systems contain rare-earth minerals and are currently sole-sourced from a supplier in China. We have an on-going focus on developing and implementing new systems to simplify our manufacturing processes, product sourcing methods, and our supply chain.
Properties
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. In April, 2024, we relocated our manufacturing operations and corporate offices to 76 Treble Cove Road, North Billerica, MA. We have a total of approximately 21,000 square feet of manufacturing and warehouse space at the North Billerica, Massachusetts facility. The lease agreements which commenced on January 1, 2024, provide for initial lease terms of five (5) years, expiring on December 31, 2028, with two successive options to renew for additional terms of five (5) years. See Item 2. "Properties"
Government Regulation
Our business operations are subject to various federal, state and local government regulations which affect our products and services, including but not exclusive to:
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

TECOGEN INC.
from increased government regulations that impose tighter emission and fuel efficiency standards. We encourage investors and potential investors to carefully consider the risks described under "Item 1A. Risk Factors" below regarding various aspects of the regulatory environment and other related risks.
Our products are well-suited to meet the needs of the rapidly emerging indoor agriculture market, including cannabis and other high volume leafy greens. To date our focus in the indoor agricultural market has primarily involved cannabis, a product with high revenue generating potential. However, we have sold to other indoor agricultural growers, and we believe that the indoor food production market may provide significant opportunities for us. The indoor agriculture market in particular has the potential to be a significant driver of growth as states move to legalize the use of cannabis for medicinal purposes and recreational use. However, under the Controlled Substances Act (CSA) cannabis continues to be categorized as a Schedule I drug, so that cannabis growers continue to face significant uncertainty regarding their ability to conduct business.
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

TECOGEN INC.
Employees
As of December 31, 2025, we employed 119 full-time employees and 1 part-time employee, including 4 sales and marketing personnel, 83 service personnel, 24 manufacturing personnel and 9 finance and administrative personnel. Thirteen of our New Jersey service employees are represented by a collective bargaining agreement which expires on December 31, 2026 and thereafter renews annually unless terminated by either party by written notice within sixty days prior to the expiration date.
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

Talent Acquisition and Development
Our values are integral to our employment process and serve as guideposts for leadership. The ultimate goal is straightforward: find great people, ask them to join, and give them a reason to stay. Reasons include fair compensation, a complete array of employee benefits including: health, dental and life insurance; short-term and long-term disability insurance; HSA account funding; generous time off benefits; and the grant of options or awards to purchase shares of our common stock. We use web-based training for all of our employees.
Working Capital Requirements
Our ability to maintain sufficient working capital is highly dependent upon achieving expected operating results and cash flows. Failure to achieve the operating results could have a material adverse effect on our working capital, our ability to obtain financing, and our operations in the future.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of obligations in the normal course of business. As of December 31, 2025, our cash and cash equivalents were $12,430,287, compared to $5,405,233 at December 31, 2024, an increase of $7,025,054. For the year ended December 31, 2025 we used $9,911,674 in cash from operations and net operating losses of $8,244,830, due to a decrease in our service gross margins, increased operating expenses and the impairment of goodwill and long-lived assets. Working capital at December 31, 2025 was $19,618,132, compared to $5,329,650 at December 31, 2024, an increase of $14,288,482, which is due to the July 21, 2025 follow-on equity financing, and our accumulated deficit was $55,888,649.
Our backlog at December 31, 2025 was $2,522,231 compared to $12,336,248 as of December 31, 2024. Our backlog at December 31, 2024 included an order for several chillers which were shipped in 2025 and orders for several cogeneration systems that shipped in the first quarter of 2025 to customers seeking tax credits under the Inflation Reduction Act of 2022.
At December 31, 2024, our obligation under loans from certain related parties was $1,548,872 (see Note 11. "Related Party Notes") which were used to finance our facilities' move to North Billerica, Massachusetts, continued development of the hybrid-drive air-cooled chiller product, and marketing expenses associated with identifying opportunities in the data center market. The related party notes were repaid in full or converted to shares of our common stock in the year ended December 31, 2025.
Based on management's analysis, we believe that our working capital and cash flows from operations will be sufficient to fund our operations over the next twelve months.
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

TECOGEN INC.
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
Risks Relating to Our Business and Financial Condition
Our operating history is characterized by net losses. There can be no assurance we will be able to increase our revenues and become profitable in the future.
We have historically incurred net losses, including net loss of $8,248,755 in 2025 and a net loss of $4,760,238 in 2024. We have an accumulated deficit as of December 31, 2025 of $55,888,649 and working capital of $19,618,132. Our business is capital intensive and, because our products generally are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.
We are dependent on a limited number of third-party suppliers for the supply of key components for our products.
We use third-party suppliers for components in all of our products. Our engines and generators required in our cogeneration products (other than the InVerde), and the compressor and vessel sets in our chillers, are all purchased from large multinational equipment manufacturers. The loss of one or more of our suppliers could materially and adversely affect our business if we are unable to replace them. While alternate suppliers for the manufacture of our engine, generators and compressors have been identified should the need arise, there can be no assurance that alternate suppliers will be available and able to provide such items on acceptable terms or on a timely basis.
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
For the year ended December 31, 2025 one customer represented more than 10% of our revenue. No customer represented more than 10% of our revenue for the year ended December 31, 2024. One customer represented 11% of our accounts receivable balance as of December 31, 2025, and one customer represented 14% of our accounts receivable balance as of December 31, 2024. The loss of any one or more of our major customers or our inability to collect outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. Our provision for credit losses decreased to $62,958 in the year ended December 31, 2025, compared to $146,010 in the year ended December 31, 2024, due to the write down of certain install receivables which were deemed uncollectible in the year ended December 31, 2024. Our allowance for credit losses increased $93,147 to $389,079 in the year ended December 31, 2025, compared to the year ended December 31, 2024.
The amount of our backlog is subject to fluctuation due to our customers’ experiencing unexpected delays in financing, permitting, or modifications in specifications of the equipment.
Our backlog as of December 31, 2025 was $2,522,231 compared to $12,336,248 as of December 31, 2024. Our backlog at December 31, 2024 included an order for several chillers which were shipped in 2025 and orders for our several cogeneration systems that shipped in the first quarter of 2025 to customers seeking tax credits under the Inflation Reduction Act of 2022. Although we expect our customers to issue definitive purchase orders with respect to such backlog, there can be no

TECOGEN INC.
assurance that such amounts will not be subject to modification in the event customers experience unexpected delays in obtaining permits, interconnection agreements, or financing. We have experienced order delays and deferrals for our products due to business closures or the inability to obtain government issued permits to conduct product installations. Any of such events may result in customers modifying the equipment or the terms or timing of the expected installation, which may result in changes to the amount of backlog attributed to those projects.
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
The economic viability of our CHP products depends on the spread between natural gas fuel and electricity prices. Volatility in one component of the spread, such as the cost of natural gas and other fuels (e.g., propane or distillate oil), can be managed to some extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity may decline periodically due to excess generating capacity or general economic recessions, and both the cost of natural gas and the cost of electricity for base load and peak load may be adversely affected by market forces and geopolitical disruptions such as Russian expansion into the Ukraine and the conflict in the Middle East and political and other responses to such activity.
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

TECOGEN INC.
We may make acquisitions or take other corporate strategic actions that could harm our financial performance.
To expedite the development of our business, including with regard to equipment installation and service functions, we anticipate investigating and potentially pursuing future acquisitions of complementary businesses, and may engage in discussions with respect to possible acquisitions, sale of assets, business combinations, and joint ventures intended to complement or expand our business, some of which may be significant transactions for us. Regardless of whether we consummate any such transaction, the negotiation of a potential transaction could require us to incur significant costs, including as a result of professional fees and due diligence efforts, and cause diversion of management’s time and resources. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. If we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. In addition, acquisitions may expose us to operational challenges and risks, including:
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

TECOGEN INC.
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
As of December 31, 2025, our goodwill was $1,248,442, and our intangible assets were $2,146,503. We performed a goodwill impairment test at December 31, 2025, and determined that the carrying value of our energy production business assets exceeded the estimated fair value of the energy production business assets based on a discounted cash flow analysis, and we recognized goodwill and long-lived asset impairment relating to our energy production and product segments of $1,098,124 for the year ended December 31, 2025. The fair value of the Aegis maintenance service contracts based on a discounted cash flow analysis exceeded the carrying value of the assets, and we did not recognize goodwill impairment relating to our services segment for the year ended December 31, 2025.
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
Our future performance depends on the continued contributions of our senior management, including our Chief Executive Officer, Abinand Rangesh, our President and Chief Operating Officer, Robert Panora, our Chief Financial Officer, Roger Deschenes, and other key employees, to execute on our business plan, develop new products and services, source new customers, and enter into new partnerships. In addition, our success, in part, depends on our ability to attract and retain qualified member of our board and our board committees. The failure to properly manage succession plans or the loss of services of senior management, other key employees or members of our board could significantly delay or prevent the achievement of our strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not currently maintain key person life insurance policies on any of our employees. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and operating results, and require significant amounts of time, training, and resources to recruit suitable replacements and integrate them within our business and could affect our corporate culture.

TECOGEN INC.
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

TECOGEN INC.
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
Our provision for credit losses decreased to $62,958 in the year ended December 31, 2025, compared to $146,010 in the year ended December 31, 2024, due to the write down of certain install receivables which were deemed uncollectible in the year ended December 31, 2024. Our allowance for credit losses was $389,079 as of December 31, 2025, an increase of $93,147 when compared to the allowance for credit losses as of December 31, 2024.
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

TECOGEN INC.
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
As of the date of this report, our directors and executive officers and related parties directly, indirectly, and through trusts for the benefit of family members, collectively beneficially own approximately 37.7% of our issued and outstanding shares. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or exercise of the options or other stock awards they may hold or in the future may be granted or if they otherwise acquire additional shares in the open market or otherwise. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have influence over corporate actions requiring shareholder approval. These matters would include the election of directors and the approval of mergers or other business combination transactions. Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to acquire us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
Current stock holdings may be diluted if we make future equity issuances or if outstanding options are exercised for shares of our common stock.
“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases. Our issuance of additional common stock, preferred stock, or convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of our stock price. The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of our common stock. Also, the exercise of options may result in additional dilution.
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
We incur substantial legal, financial, accounting and other costs and expenses to operate as a public reporting company. We believe that these costs are a disproportionately larger percentage of our revenues than they are for many larger companies. In addition, the rules and regulations of the SEC impose significant requirements on public companies, including

TECOGEN INC.
ongoing disclosure obligations and mandatory corporate governance practices. Our senior management and other personnel need to devote a substantial amount of time to ensure ongoing compliance with these requirements. Our common stock is currently listed on the NYSE American LLC ("NYSE American") stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN." Also, we must be current in our SEC reporting obligations to maintain our listing. There can be no assurance that we will continue to meet all of the public company requirements to which we are subject on a timely basis, or at all, or that our compliance costs will not continue to be material.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Public Company Accounting Oversight Board (“PCAOB”) regarding our disclosure controls and internal controls over financial reporting. If we fail to establish and maintain effective disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or report them in a timely manner. Investor confidence in the price of our stock may be adversely affected if we are unable to comply with such rules and regulations.
As a public reporting company under the Securities Exchange Act, we are subject to the rules and regulations established from time to time by the SEC and the PCAOB. These rules and regulations require, among other things, that we maintain disclosure controls and procedures and internal controls over financial reporting. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) so that our management can certify as to the effectiveness of our internal control over financial reporting.
Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and Rule15d-15(e)). Our certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the certifying officer) by others within the company, including our subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Quarterly Reports on Form 10-Q and annually in our Annual Reports on Form 10-K. In completing such reporting, we will disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Also, as a public company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relate to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact on the market price of our common stock. Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act.

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2025, our principal executive officer and principal financial officer have concluded that there is a material weakness in our disclosure controls and procedures and our internal control over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future, or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.
As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2025, our certifying officers performed an evaluation of our disclosure controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities Exchange Act, is recorded, processed, summarized and reported when required. Our management, including our certifying officers, after evaluating the effectiveness of our disclosure controls and procedures, concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to material weakness with respect to a small number of individuals dealing with general controls over information technology. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also

TECOGEN INC.
cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and may require us to incur additional costs to improve our internal control system.
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
In addition, on March 11, 2025, we filed a Current Report on Form 8-K to report, among other things, certain changes in the level of compensation for Mr. Panora, our President and COO, and the resignation of Mr. Gehret, our Vice President of Operations. Although Mr. Gehret remained with us as an employee until February 28, 2025, and then as a consultant until his duties were transferred to Mr. Panora, and subsequently determined we did not report Mr. Gehret’s resignation timely in accordance with the requirements of Form 8-K.
We continue to develop and refine our disclosure controls and other procedures. We are continuing to improve our internal control over financial reporting which may require us to hire additional accounting and financial personnel to implement such processes and controls and to provide additional training to our existing personnel. We expect to incur costs related to implementing our internal compliance function to further improve our internal control environment.
If we identify further deficiencies in our internal control over financial reporting in the future or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to regulatory action. In addition, if we are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be adversely affected.
Our current controls and any new controls that we develop may become inadequate because of changes in our business, and weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our common stock. Our disclosure controls and procedures are designed to provide reasonable assurance that the control system's objectives will be met.
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
Our certificate of incorporation, bylaws and the Delaware General Corporations Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock and therefore depress the trading price. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of the board of directors or taking other corporate actions,

TECOGEN INC.
including effecting changes in our management. Among other things, our certificate of incorporation bylaws, or DGCL include provisions that:
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

TECOGEN INC.
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

TECOGEN INC.
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

TECOGEN INC.

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
Facilities Relocation
On March 31, 2023, we entered into two lease agreements for two adjacent buildings located in North Billerica, Massachusetts, to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both lease agreements commenced on January 1, 2024, and require payment of the base rent, real estate taxes, common maintenance expenses, and aggregate security deposits in the amount of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,150,000 and $1,200,000. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,412 per month. In accordance with ASC 842-20-30-1, we recognized and recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024. We believe that our facilities are appropriate and adequate for our current needs.
Service Centers
Our eleven leased service centers can be categorized into two different sizes. The larger leased spaces have office space to accommodate administrative, sales and engineering personnel, and warehouse space to stock parts in support of our service contracts. As of December 31, 2025, the service centers that fit this larger category are based in Piscataway, New Jersey and Valley Stream and Buchanan, New York to service the Metro New York City and the Mid-Atlantic region. The San Francisco Bay area and Northern California are served by such a center in Hayward, California. A portion of the corporate headquarters in North Billerica, Massachusetts are used in this manner to service all of our satellite service centers. The smaller service centers are parts depots or warehouses for the stocking of parts in support of our service contracts. These centers are located in Easton, Massachusetts, Los Angeles, California, Sterling Heights, Michigan, Newark, New York, East Windsor, Connecticut, East Syracuse, New York, Toronto, Ontario and Wellesley Chapel, Florida.
Item 3.    Legal Proceedings.
We and our properties are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

TECOGEN INC.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Our Shares
Our common stock is listed on the NYSE American LLC ("NYSE American") stock exchange and trades under the symbol TGEN. As of March 19, 2026, there were 57 holders of record of our common stock. Any over-the-market quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not necessarily represent actual transactions.
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
Recent Sales of Unregistered Securities
None
Equity Compensation Plan Information
We adopted our 2006 Stock Incentive Plan (as amended, the “2006 Plan”) in December 2005. Under the plan our board of directors may grant or award incentive stock options to our officers and employees and grant or award non-qualified stock options, and restricted stock to our employees, officers, directors, and consultants. On November 1, 2016, the 2006 Plan was amended by the Board of Directors to increase the reserved shares of common stock issuable under the 2006 Plan to 3,838,750 and to extend the termination date of the 2006 Plan to January 1, 2026. Our stockholders approved the amendment in June 2017 and ratified all of our option grants after January 1, 2016.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2006 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2006 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares that remained available for future issuance under the 2006 Plan as of December 31, 2025 and 2024 were 1,151,068 and 1,108,168, respectively. On January 1, 2026, the 2006 Plan expired. Accordingly, no further grants or awards may be made under the plan.
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
Under the 2022 Plan, stock options vest based upon the terms of the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the 2022 Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares that remained available for future issuance under the 2022 Plan as of December 31, 2025 and 2024 were 2,632,856 and 2,950,000, respectively.

TECOGEN INC.

The following table provides information as of December 31, 2025, regarding Common Stock that may be issued under the 2006 Plan and the 2022 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,347,044	$1.90	3,783,924
Equity compensation plans not approved by security holders	—	—	—
Total	2,347,044	$1.90	3,783,924
On January 1, 2026 the 2006 Plan expired. Accordingly, no further options or other grants may be made under the plan. The number of shares that remained available for further issuance was 2,632,856 as of January 1, 2026.
Item 6.    [Reserved].
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis and other parts of this report should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in this report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. While we may elect to update forward-looking statements in the future, except as required by law, we specifically disclaim any obligation to do so, even if our estimates change, and you should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
During the years ended December 31, 2025 and 2024, our revenues were negatively impacted due to supply chain issues, customer order delays or deferrals and, service delays due to customer facility closures.
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
Recent Developments
Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("common stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025, between the Company and Roth Capital Partners, LLC, as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See "Note 1. Description of Business and Basis of Presentation" of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.
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
Vertiv Sales and Marketing Agreement - Data Center Cooling Market
On February 28, 2025, we entered into a Sales and Marketing Agreement with Vertiv Corporation (“Vertiv”) relating to sales of Tecogen DTx chillers for data center cooling applications (“Vertiv Agreement”). The Vertiv Agreement has a term of two years and provides that Vertiv will engage in establishing a budget for marketing activities and use commercially reasonable efforts to sell our DTx chillers for cooling applications in data centers. The Vertiv Agreement also provides the basis for the negotiation of a definitive supply agreement between us and Vertiv. We have agreed to provide Vertiv with reasonable discounts for purchases of significant volumes of our chillers, and Vertiv has agreed to use commercially reasonable efforts to assist us in securing favorable terms for engineering components and supplies for manufacturing our chillers. Pursuant to the Vertiv Agreement we have granted Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications outside the United States, and the non-exclusive right to market and sell our DTx chillers for such applications within the United States. We have also agreed to grant Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications in the United States if Vertiv achieves and maintains agreed sales levels of DTx chillers. The foregoing description of the Vertiv Agreement is not complete and is qualified in its entirety by reference to the full text

TECOGEN INC.

thereof, a copy of which was filed as Exhibit 99.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2025.
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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance service agreements (the "First Amendment"). The First Amendment includes an undertaking by Aegis to use commercially reasonable efforts to support and assist our execution of maintenance service agreements for an additional thirty-six (36) cogeneration units sold to customers by Aegis.
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
Impact of Anti-fossil Fuel Sentiment
In some key markets such as New York City, the regulatory push to eliminate fossil fuels from buildings has impacted cogeneration unit sales. We believe that as regulations take into account scope 2 emissions and products like our hybrid chiller that can choose the cleanest fuel source will have a significant advantage in decarbonization efforts. The political environment following the 2024 elections in the United States has had a material impact on anti-fossil fuel sentiment and the regulatory environment that is more favorable to our business. We have also diversified our sales activities to reduce our reliance on markets like New York City.
Impact of Utility Power Constraints, Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. Tecogen believes that these power-constrained customers, in particular data centers and industrial facilities, represent a significant opportunity for growth. The customer need is driven by the ability to expand an existing facility or open a new facility quickly while taking advantage of utility expense savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product can provide on-site power generation which allows customers to eliminate long lead times associated with electrical switch gear and bridge any short fall in power from the utility.
Tecochill Hybrid-Drive Air-Cooled Chiller Development
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources. We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024 for three hybrid-drive air-cooled chillers for a utility company in Florida which were shipped in the second and third quarter of 2025. In

TECOGEN INC.

March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source."
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East, including the recent military action in Iran. The higher energy prices for natural gas as a result of the war may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.
Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, we extended the maturity date the of the promissory note dated October 10, 2023 by one-year making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
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
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassified to long-term liabilities due to the February 18, 2025 amendment.
The promissory notes were repaid in full or converted to shares of our common stock in the year ended December 31, 2025. See Note 11."Related Party Notes" of the Notes to the Consolidated Financial Statements.
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
Certain aspects of certain accounting policies require management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These aspects of these accounting policies are considered critical accounting policies. These policies may require management to make assumptions about matters that are highly uncertain at the time of the estimate or employ an estimate where alternative estimates could have also been employed, and may involve estimates that are reasonably likely to change with the passage of time. Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in "Item 1A, Risk Factors" above.

TECOGEN INC.

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of the general economy and industry, and combined with management's estimate of current conditions, reasonable and supportable forecasts of future losses to determine estimated credit losses in our evaluation of outstanding accounts receivable at the end of the year. The allowance for credit losses reflects managements evaluation of our outstanding accounts receivable at the end of the year and our best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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

TECOGEN INC.

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
At a minimum, we perform a quantitative goodwill impairment test in the fourth quarter of the year. In the fourth quarter of 2025, we performed a quantitative goodwill impairment test for our energy production reporting unit acquired in 2017. We used a discounted cash flow approach to develop the estimated fair value of that reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. An impairment would be recorded if the carrying amount of a reporting unit including goodwill exceeded the estimated fair value. Based on the aforementioned analysis, the carrying amount of that reporting unit, including goodwill, exceeded the estimated fair value and resulted in an impairment at December 31, 2025. See Note 6. "Sale of Energy Producing Assets".
The impairment analysis recognizes the shortening of remaining contract terms with customers without replacement and without further growth, as well as less than expected cost savings, offset by profitability from our initiatives to optimize the long-term profitability of our various site operations and a price peak of the our common stock on the date of the business combination to which the goodwill relates (see also Note 6."Sale of Energy Producing Assets").
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

TECOGEN INC.

In the fourth quarter of 2025, we performed a quantitative goodwill impairment test for the Aegis maintenance service contracts reporting unit acquired in 2023 and 2024. We used a discounted cash flow approach to develop the estimated fair value of that reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. An impairment would be recorded if the carrying amount of a reporting unit including goodwill exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of that reporting unit, including goodwill, exceeded the carrying value and resulted in no impairment at December 31, 2025. See Note 5. "Aegis Contract and Related Asset Acquisition".
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
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in our statements of operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Revenues	100.0%	100.0%
Cost of Sales	63.7	56.4
Gross Profit	36.3	43.6
Operating expenses:
General and administrative	49.9	50.2
Selling	8.4	8.3
Research and development	4.3	4.3
Loss (gain) on sale of assets	—	(0.1)
Goodwill impairment	4.1	1.0
Total operating expenses	66.7	63.7
Loss from operations	(30.5)	(20.0)
Total other expense, net	0.1	(0.5)
Consolidated net loss	(30.5)	(20.7)
Loss (income) attributable to the noncontrolling interest	—	(0.4)
Net loss attributable to Tecogen Inc.	(30.5)%	(21.0)%

TECOGEN INC.

The following table presents revenue by segment and the change from the prior year for the years ended December 31, 2025 and 2024:

	Years Ended
Revenues	December 31, 2025	December 31, 2024	Increase (Decrease) $	Increase (Decrease) %
Product:
Cogeneration	$3,073,582	$2,677,930	$395,652	14.8%
Chillers	5,658,183	1,647,374	4,010,809	243.5%
Engineered Accessories	401,685	118,692	282,993	238.4%
Total product revenue	9,133,450	4,443,996	4,689,454	105.5%
Services	16,616,523	16,074,870	541,653	3.4%
Energy production	1,323,737	2,100,670	(776,933)	(37.0)%
Total Revenue	$27,073,710	$22,619,536	$4,454,174	19.7%
Revenues
Revenues in 2025 were $27,073,710 compared to $22,619,536 in 2024, an increase of $4,454,174 or 19.7% due to increased Products and Services revenues.
Products
Product revenues in 2025 were $9,133,450 compared to $4,443,996 in 2024, an increase of $4,689,454 or 105.5%. The increase in Products revenue in 2025 compared to 2024 is due to a $4,010,809 increase in chiller sales, $282,993 increase in engineered accessories sales and a $395,652 increase in cogeneration sales, due to increased unit volume. Our product mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales in which revenue is recognized upon shipment. The relocation to our new facility in April 2024 constrained our manufacturing capacity, which impacted product revenues during the second and third quarters of 2024.
Services
Revenues derived from our service centers in 2025 were $16,616,523 compared to $16,074,870 for the same period in 2024, an increase of $541,653 or 3.4%. The increase in Services revenue in 2025 is due to a $815,522, or 6.1% increase in service contract revenues from existing contracts, offset partially by a $273,869, or 10.3%, decrease in revenue from the acquired Aegis Maintenance contracts.
Our service operation revenues grow with the sales of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
Energy Production
Energy production revenues for the year ended December 31, 2025 were $1,323,737 compared to $2,100,670 for 2024, a decrease of $776,933, or 37.0%. The decrease in Energy Production revenue for the year ended December 31, 2025 is due to the expiration of several energy production contracts in late 2024, decreased run hours at certain energy production sites due to temporary shutdowns for repairs and the guarantee shortfall of $84,854 recognized in 2025.
Cost of Sales
Cost of sales for the year ended December 31, 2025 was $17,249,202 compared to $12,749,363 in 2024, an increase of $4,499,839 or 35.3%. The increase in cost of sales is due to increased Products revenue volume and increased Services costs. Our overall gross margin was 36.3% in 2025 compared to 43.6% in 2024, a decrease of 7.3%. The decrease in gross margin for the year ended December 31, 2025 is due to the significant increase in our Services segment material and labor costs.
Products
Costs of sales for products the year ended December 31, 2025 was $6,097,501 compared to $3,014,655 in 2024, an increase of $3,082,846, or 102.3%, due to increased chillers Products revenue and increases in material and labor costs in 2025. Our products gross margin was 33.2% in 2025 compared to 32.2% in 2024, an increase of 1.0%, due to increased engineering accessories sales in 2025, which are higher margin sales.
Services

TECOGEN INC.

Cost of sales for services for the year ended December 31, 2025 was $10,202,774 compared to $8,432,876 in 2024, an increase of $1,769,898, or 21.0%, due to increased labor and material costs as a consequence of acquiring the Aegis customer maintenance contracts and increased material usage at existing sites. Our services gross margin was 38.6% in 2025 compared to 47.5% in 2024, a decrease of 8.9%, due to increased labor and material costs incurred to replace engines at certain sites as we test improvements to our engine technology to improve engine performance, extend engine life and improved service margins.
Energy Production
Cost of sales for energy production for the year ended December 31, 2025 was $948,927 compared to $1,301,832 in 2024, a decrease of $352,905, of 27.1%. Energy production gross margin was 28.3% in 2025 compared to 38.0% in 2024, a decrease of 9.7%. The decrease in the energy production gross margin is due to lower revenue and increased repair costs incurred to restart energy production sites which were shut down for repairs during a portion of the year ended December 31, 2025, compared to the same period in 2024 and the guarantee shortfall of $84,854 recognized in 2025.
Operating Expenses
Operating expenses increased in 2025 to $18,069,338 compared to $14,404,260 in 2024, an increase of $3,665,078 or 25.4%.

	Years Ended		Increase (Decrease)
	December 31, 2025	December 31, 2024	$	%
Operating Expenses
General and administrative	13,522,035	11,356,406	$2,165,629	19.1%
Selling	2,267,247	1,880,903	386,344	20.5%
Research and development	1,166,744	961,837	204,907	21.3%
Loss (gain) on sale of assets	183	(12,181)	12,364	(101.5)%
Goodwill impairment	1,098,124	217,295	880,829	405.4%
Long-lived asset impairment	15,005	—	15,005	—%
Total	$18,069,338	$14,404,260	$3,665,078	25.4%
General and administrative expenses increased $2,165,629, or 19.1%, to $13,522,035 in the year ended December 31, 2025 compared to $11,356,406 in 2024, due to a $490,192 increase in payroll and a $433,113 increase in employee benefits, a $264,638 increase in recruitment costs, a $274,191 increase in depreciation and amortization, a $224,331 increase in travel and vehicle expense, a $422,073 increase in freight costs, a $139,423 increase in stock-based compensation costs, a $123,049 increase in business insurance premiums, a $157,298 increase in operating supply costs, a $94,972 increase in filing fees and other taxes, offset partially by a $115,036 decrease in facility costs, due to the transition to our new facility in 2024, a $83,052 reduction in credit losses, due to the accounts receivable recovery of $75,000 recognized in 2025, a decrease in relocation costs of $83,055 incurred in 2024 and the $78,531 litigation provision reversal recognized in 2025.
Selling expenses increased in the year ended December 31, 2025 to $2,267,247 compared to $1,880,903 in 2024, an increase of $386,344, or 20.5%, due to a $296,573 increase in sales commissions on higher Products sales and a $70,439 increase in advertising and trade show expense targeted to the data center market..
Research and development expenses increased in the year ended December 31, 2025 to $1,166,744 compared to $961,837, an increase of $204,907 due to a $224,736 increase in payroll costs and related benefits, partially offset by a $14,800 decrease in outside consulting fees.
Loss on the sale of assets was $183 in 2025 compared to a gain on the sale of assets of $12,181 in 2024.
During the year ended December 31, 2025 we recognized goodwill and long-lived impairment of $1,113,129 on our Energy Production sites compared to $217,295 in 2024.
Loss from Operations
Loss from operations for the year ended December 31, 2025 was $8,244,830 compared to a loss of $4,534,087 in 2024, an increase in the loss from operations of $3,710,743, or 81.8%. The increase in the net loss from operations is due to an increase in operating expenses of $2,756,880, an increase in the goodwill and long-lived asset impairment of $895,834 and the decrease in Services segment gross margin.
Other Income (Expense), net

TECOGEN INC.

Other income, net, for the year ended December 31, 2025 was $16,102 compared to other expense, net of $117,118 for the same period in 2024, an increase in income of $133,220, due to a $200,288 increase in interest income resulting from increased cash on deposit in interest-bearing accounts, offset by a $59,985 increase in interest expense on borrowings under our related party notes and lease financing and a $21,763 increase in currency exchange losses.
Provision for State Income Taxes
The provision for state income taxes for the years ended December 31, 2025 and 2024 were $20,615 and $22,565, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
We have income and losses attributable to the non-controlling interest we have in American DG Energy's 51% owned subsidiary, ADGNY, LLC. The non-controlling interest share of ADGNY profits and losses was a loss of $588 for the year ended December 31, 2025 compared to income of $86,468 in 2024. The decrease in the income attributable to the non-controlling interest in the year ended December 31, 2025, is due to the expiration of a contract at one of the Energy Production sites and the temporary shutdown of a site for repairs in 2025.
Net Loss Attributable to Tecogen Inc
Net loss for the year ended December 31, 2025 was $8,248,755 compared to a net loss of $4,760,238 for 2024, an increase of $3,488,517, or 73.3%. The increase in the net loss is due to an increase in operating expenses of $2,756,880, an increase in the goodwill and long-lived asset impairment of $895,834 and the decrease in Services segment gross margin, partially offset by increased interest income.
Net Income (Loss) Per Share
Net loss per share for the year ended December 31, 2025 was a loss of $0.30 compared to a loss of $0.19 per share for the same period in 2024. The basic and diluted weighted average shares outstanding for the year ended December 31, 2025 were 27,233,143 and 27,233,143, respectively. For the year ended December 31, 2024, basic and diluted shares weighted average shares outstanding were 24,861,190 and 24,861,190, respectively.
Liquidity and Capital Resources
Sources of Liquidity
During the year ended December 31, 2025, we incurred a loss from operations of $8,244,830 compared to a loss of $4,534,087 in the same period in 2024. For the year ended December 31, 2025 we used $9,911,674 in cash from operations compared to $4,060,547 in cash generated from operations in 2024, a decrease of $13,972,221 in net cash generated by operating activities. As of December 31, 2025, we had cash and cash equivalents of $12,430,287 compared to cash and cash equivalents of $5,405,233 as of December 31, 2024, an increase of $9,848,742 or 182.2%, and an accumulated deficit as of December 31, 2025, of $55,888,649.
Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("common stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025, between the Company and Roth Capital Partners, LLC, as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See "Note 1. Description of Business and Basis of Presentation " of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.
The following table presents a summary of our net cash flows from operating, investing, and financing activities:

	Years End
Cash Provided by (Used in)	December 31, 2025	December 31, 2024
Operating activities	$(9,911,674)	4,060,547
Investing activities	(464,130)	(1,014,737)
Financing activities	17,400,858	1,008,153
Change in cash and cash equivalents	$7,025,054	$4,053,963
Consolidated working capital at December 31, 2025 was $19,618,132, compared to $5,329,650 at December 31, 2024, an increase of $14,288,482 or 268.1% due to the July 21, 2025 equity financing Included in working capital were cash and cash

TECOGEN INC.

equivalents of $12,430,287 at December 31, 2025, compared to $5,405,233 at December 31, 2024, an increase of $7,025,054 or 130.0%, due to July 21, 2025 equity financing proceeds which netted to $18,105,100.
Net cash provided by or used in operating activities
For the year ended December 31, 2025 we used $9,911,674 in cash from operations compared to $4,060,547 in cash generated from operations in 2024, a decrease of $13,972,221 in net cash generated by operating activities. Our accounts receivable balance decreased by $1,682,596 at December 31, 2025 compared to December 31, 2024 and our unbilled revenues decreased by $260,879 at December 31, 2025 compared to December 31, 2024. Our inventory increased by $1,426,182 as of December 31, 2025 compared to December 31, 2024 and other non-current assets decreased by $464,576 as of December 31, 2025 as compared to December 31, 2024.
Accounts payable decreased by $761,131 from December 31, 2024 to December 31, 2025 due to our increased liquidity in the fourth quarter of 2025. Accrued expenses increased by $76,736 as of December 31, 2025 compared to December 31, 2024 due to timing of operating expenses. Deferred revenues decreased by $3,070,219 as of December 31, 2025 as compared to December 31, 2024, due to application of advance customer deposits collected in 2024 for Products shipments in 2025.
Net cash used in investing activities
For the year ended December 31, 2025 we used $464,130, in cash from investing activities. We used $400,781 of cash for purchases of property and equipment, and distributed $67,639 to the 49% non-controlling interest holders of American DG New York LLC and received $4,290 in proceeds from the disposition of assets, including insurance proceeds. Cash used in asset acquisition are mainly for costs incurred in 2025 for initial improvements required to the North Billerica, Massachusetts leased premises which are estimated to range between $1,150,000 and $1,200,000.
For the year ended December 31, 2024 we used $1,014,737 in cash from investing activities. We used $969,163 of cash for purchases of property and equipment, and distributed $96,974 to the 49% non-controlling interest holders of American DG New York LLC and received $51,400 in proceeds from the disposition of assets, including insurance proceeds. Cash used in asset acquisition are mainly for costs incurred in 2024 for initial improvements required to the North Billerica, Massachusetts leased premises.
Net cash provided by financing activities
Cash flows from financing activities for the year ended December 31, 2025 were $17,400,858, During the year ended December 31, 2025, we received $18,105,100 in net proceeds from our follow on equity public offering and received $696,779 of proceeds from the exercise of stock options, we used $1,076,956 to retire a related party note and we used $324,065 of cash in payment of finance lease principal.
During the year ended December 31, 2024, we received proceeds of $1,000,000 under the related party promissory notes and used $62,847 of cash in payment of finance lease principal. and received $71,000 of proceeds from the exercise of stock options (see Note 11."Related Party Notes").
Backlog
Our total product and installation backlog as of December 31, 2025 was $2,522,231 compared to $12,336,248 as of December 31, 2024. Our backlog at December 31, 2024 included an order for several chillers which were shipped in 2025 and orders for several cogeneration systems that shipped in the first quarter of 2025 to customers seeking tax credits under the Inflation Reduction Act of 2022.
Liquidity
At December 31, 2025 and 2024, we had cash and cash equivalents of $12,430,287 and $5,405,233, respectively, an increase of $7,025,054 or 130.0%. During the year ended December 31, 2025, our revenues were negatively impacted due to customer order delays or deferrals; the relocation to our new facility in April 2024 which impacted product revenues during the second and third quarters of 2024; service delays due to customer facility closures, in some cases for extended periods and a reduction in our energy production revenues, due to business closures and increased remote work and learning environments.
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

TECOGEN INC.

Repayment of related party notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, we extended the maturity date the of the promissory note dated October 10, 2023 by one-year making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
On January 14, 2025, we agreed to permit Mr. Lewis to either receive repayment of his note in cash or, at his discretion, convert the balance of the promissory note into shares of our common stock. In the event of such a conversion, the number of shares we were required to be issued is determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty day period prior to the date of conversion.
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassified to long-term liabilities due to the February 18, 2025 amendment.
The promissory notes were repaid in full or converted to shares of our common stock in the year ended December 31, 2025. See Note 11."Related Party Notes" of the Notes to the Consolidated Financial Statements.
Obligations and Commitments
We are obligated under operating leases for our North Billerica, Massachusetts headquarters through February 28, 2031 and our eleven leased service centers through January 2031. Future minimum lease commitments under non-cancellable operating leases as of December 31, 2025, were $1,543,129.
We are also obligated under finance leases for thirty-five vehicles through October 31, 2029. Future minimum finance lease payments as of December 31, 2025, were $1,272,550.
See Note 14."Leases".
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference herein from Item 15 and pages F-1 through F-33 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2025 ("Evaluation Date"), has concluded that as

TECOGEN INC.

of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in financial reporting relating to a small number of employees dealing with general controls over information technology. Our management has decided that the expense associated with continued implementation of new systems is justified and continues to implement systems to put the proper control procedures in place to remediate this weakness.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Our internal controls over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion regarding this evaluation. Due to the small number of employees dealing with general controls over information technology security and user access, management believes this constitutes a material weakness in financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
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

TECOGEN INC.

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
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, we implemented system access controls to address system access deficiencies and have instituted mitigating controls to address segregation of duty issues. In addition, we have implemented mitigating controls throughout our financial reporting process, allowing us to address the insufficient segregation of duties, oversight of work performed and allow us to continue to institute additional compensating or mitigating controls and will also allow us to document internal control support occurrences and approval procedures. We have instituted systems access controls and mitigating controls to system access. There are no other changes that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act).
Item 9B. Other Information.
Not applicable
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

TECOGEN INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from our 2026 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2025.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference from our 2026 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from our 2026 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from our 2026 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from our 2026 definitive proxy statement to be filed with the SEC within 120 days following the registrant's fiscal year ended December 31, 2025.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on Form 10-K.
(a)    Index to Financial Statements and Financial Statement Schedules
    Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to Audited Consolidated Financial Statements
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

10.9+	Tecogen Inc. 2022 Stock Incentive Plan adopted as of March 8, 2022 incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.10#
Exclusive License Agreement between Tecogen Inc. and the Wisconsin Alumni Research Foundation, dated February 5, 2007 incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the registrant's Registration Statement on Form S-1 (Registration No. 333-193791), filed with the SEC on June 27, 2014.

10.11+
Advisory Agreement, dated January 3, 2018, between Tecogen Inc. and John N. Hatsopoulos incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on January 8, 2018.

10.12
Letter Agreement dated July 22, 2019, amending Advisory Agreement, dated January 3, 2018, between registrant and John N. Hatsopoulos incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on July 24, 2019.

10.13
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

10.20+
Tecogen Change in Control Severance Benefit Plan, dated July 9, 2020, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on July 21, 2020.

10.21+	Tecogen Inc. Policy Regarding Compensation of Non-Employee Directors filed with the Current Report on Form 8-K filed with the SEC on March 9, 2022.
10.22
Note Subscription Agreement dated October 9, 2023 by John H. Hatsopoulos, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023.

10.23
Note Subscription Agreement dated October 9, 2023 by Earl R. Lewis, incorporated herein by reference to Exhibit 99.02 to the registrant's Current Report on Form 8-K filed with the SEC on October 10, 2023.

10.24
Letter agreement regarding the Note Subscription Agreement by John N. Hatsopoulos, dated March 21, 2024, incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025.

10.25
Amendment to Tecogen Promissory Notes with dated as of February 18, 2025 with John H. Hatsopoulos, incorporated by reference to Exhibit 99.01 to the registrant's Current Report of Form 8-K filed with the SEC on February 19, 2025.

10.26
Agreement Regarding the Assignment of Certain Maintenance Agreements, the Purchase and Sale of Certain Assets, and Related Matters with Aegis Energy Services LLC, incorporated by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on March 16, 2023.

10.27
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

10.29
Sales and Marketing Agreement effective as of March 1, 2025 by and between Vertiv Corporation and Tecogen relating to Tecogen DTx chillers for cooling applications in data centers, incorporated herein by reference to Exhibit 99.01 to the registrant's Current Report on Form 8-K filed with the SEC on March 3, 2025. (portion omitted)

10.30
Underwriting Agreement, dated July 18, 2025 by and between Tecogen Inc. and Roth Capital Partners, LLC, incorporated by reference to Exhibit 1.1 to the registrants Current Report on Form 8-K filed with the SEC on July 18, 2025.

10.31
Policies and Procedures Governing Related Persons Transactions is incorporated by reference to Exhibit 10.24 to the registrants Form S-1 Registration Statement under the Securities Act of 1933 filed with the SEC on July 15, 2025.

19.1
Tecogen Policy Regarding Insider Trading is incorporated by reference Exhibit 19.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025.

21.1
List of subsidiaries incorporated by reference to Exhibit 21.1 to the registrants Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement Under the Securities Act of 1933, filed with the SEC on March 12, 2021.

23.1*	Consent of Wolf & Company, P.C.
24.1*	Power of Attorney (included on Signature pages of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Policy for Recovery of Erroneously Awarded Incentive Compensation is incorporated by reference to Exhibit 10.25 to the registrants Form S-1 Registration Statement under the Securities Act of 1933 filed with the SEC on July 15, 2025.

101.INS*	XBRL Instance Document

TECOGEN INC.

101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Confidential Treatment has been granted for portions of this document. The confidential portions were omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.
+	Management contract or compensatory plan or agreement.

TECOGEN INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECOGEN INC.
(Registrant)

Dated: March 19, 2026	By:	/s/ Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: March 19, 2026	By:	/s/ Roger P. Deschenes
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abinand Rangesh and Roger P. Deschenes, or either of them, with the power of substitution and re-substitution, as his or her attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2025, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Angelina M. Galiteva	Director, Chairperson of the Board	March 19, 2026
Angelina M. Galiteva

/s/ John N. Hatsopoulos	Lead Director	March 19, 2026
John N. Hatsopoulos

/s/ Abinand Rangesh	Director and Chief Executive Officer	March 19, 2026
Abinand Rangesh	(Principal Executive Officer)

/s/ Ahmed F. Ghoniem	Director	March 19, 2026
Ahmed F. Ghoniem

/s/ Earl R. Lewis III	Director	March 19, 2026
Earl R. Lewis III

/s/ Susan F. Hirsch	Director	March 19, 2026
Susan Hirsch

/s/ John M. Albertine	Director	March 19, 2026
John M. Albertine

/s/ Roger P. Deschenes	Chief Financial and Accounting Officer	March 19, 2026
Roger P. Deschenes	(Principal Financial and Accounting Officer)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tecogen Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tecogen Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill: Energy Production Impairment

Critical Accounting Matter Description

As discussed in Note 10 to the financial statements, the Company performed a quantitative goodwill impairment test for the Energy Production reporting unit using a discounted cash flow approach which resulted in a charge to goodwill of $1,057,254. In determining the goodwill, the Company estimates the fair value of assets acquired, and liabilities assumed as of the acquisition date of each business combination and records the related goodwill in the applicable reporting unit. Goodwill is not amortized but is evaluated annually for impairment. Critical estimates used in valuing assets include but are not limited to future expected cash flows from energy production, estimated operating costs as well as discount rates. We determined that performing procedures relating to management’s estimate of goodwill is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s analysis, significant assumptions and calculations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, the following:

•We obtained management’s forecasts of discounted cash flows, and assumptions including profitability, weighted average cost of capital, estimated utility rate fluctuations and contract end dates utilized in developing such forecasts.
•We evaluated management’s forecasts and key assumptions utilized to arrive at the estimated fair value.
•We performed sensitivity analysis of management’s forecasts and key assumptions used to arrive at the estimated fair value.
We compared the fair value determined using the discounted cash flow approach to the carrying amounts of the reporting unit and determined that carrying amount of the Energy Production reporting unit, including goodwill, exceeded the fair value and impairment was appropriately recognized.

/s/ WOLF & COMPANY, P.C.
PCAOB ID 392
We have served as the Company's auditor since 2014.
Boston, Massachusetts
March 19, 2026

TECOGEN INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024

ASSETS	2025	2024
Current Assets
Cash and cash equivalents	$12,430,287	$5,405,233
Accounts receivable, net	4,280,991	6,026,545
Unbilled revenue	138,020	398,898
Inventory, net	10,949,697	9,634,005
Prepaid and other current assets	1,086,310	680,565
Total current assets	28,885,305	22,145,246
Property, plant and equipment, net	1,609,321	1,738,036
Right of use assets - operating leases	1,490,094	1,730,358
Right of use assets - finance leases	1,434,080	452,390
Intangible assets, net	2,146,503	2,513,189
Goodwill	1,248,442	2,346,566
Other assets	176,358	166,474
TOTAL ASSETS	$36,990,103	$31,092,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Related party notes payable	$—	$1,548,872
Accounts payable	3,381,545	4,142,678
Accrued expenses	2,814,150	2,890,886
Deferred revenue, current	1,530,977	6,701,131
Operating lease obligations, current	538,641	430,382
Finance lease obligations, current	280,265	85,646
Acquisition liabilities, current	677,162	902,552
Unfavorable contract liabilities, current	44,433	113,449
Total current liabilities	9,267,173	16,815,596
Long-term liabilities:
Deferred revenue, net of current portion	3,265,886	1,165,951
Operating lease obligations, net of current portion	1,004,488	1,341,789
Finance lease obligations, net of current portion	992,285	325,235
Acquisition liabilities, net of current portion	826,757	1,008,760
Unfavorable contract liability, net of current portion	160,902	309,390
Total liabilities	15,517,491	20,966,721
Commitments and contingencies (Note 12)
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,846,479 issued and outstanding at December 31, 2025 and 24,950,261 shares issued and outstanding at December 31, 2024	29,847	24,950
Additional paid-in capital	78,216,467	57,845,289
Unearned compensation	(712,019)	—
Accumulated deficit	(55,888,649)	(47,639,894)
Total Tecogen Inc. stockholders’ equity	21,645,646	10,230,345
Noncontrolling interest	(173,034)	(104,807)
Total stockholders’ equity	21,472,612	10,125,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,990,103	$31,092,259
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenues
Products	$9,133,450	$4,443,996
Services	16,616,523	16,074,870
Energy production	1,323,737	2,100,670
Total revenues	27,073,710	22,619,536
Cost of sales
Products	6,097,501	3,014,655
Services	10,202,774	8,432,876
Energy production	948,927	1,301,832
Total cost of sales	17,249,202	12,749,363
Gross profit	9,824,508	9,870,173
Operating expenses:
General and administrative	13,522,035	11,356,406
Selling	2,267,247	1,880,903
Research and development	1,166,744	961,837
Loss (gain) on sale of assets	183	(12,181)
Long-lived asset impairment	15,005	—
Goodwill impairment	1,098,124	217,295
Total operating expenses	18,069,338	14,404,260
Loss from operations	(8,244,830)	(4,534,087)
Other income (expense)
Interest and other income (expense)	151,711	(26,814)
Interest expense	(150,289)	(90,304)
Gain on the sale of marketable securities	3,687	—
Unrealized gain on marketable securities	10,993	—
Total other expense, net	16,102	(117,118)
Loss before income taxes	(8,228,728)	(4,651,205)
State income tax provision	20,615	22,565
Consolidated net loss	(8,249,343)	(4,673,770)
Loss (income) attributable to the noncontrolling interest	588	(86,468)
Net loss attributable to Tecogen Inc.	$(8,248,755)	$(4,760,238)
Net loss per share - basic	$(0.30)	$(0.19)
Weighted average shares outstanding - basic	27,233,143	24,861,190
Net loss per share - diluted	$(0.30)	$(0.19)
Weighted average shares outstanding - diluted	27,233,143	24,861,190
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2023	24,850,261	$24,850	$57,601,402	$(42,879,656)	$—	$(94,301)	$14,652,295
Exercise of stock options	100,000	100	70,900	—	—	—	71,000
Stock-based compensation expense	—	—	172,987	—	—	—	172,987
Distributions to non-controlling interest	—	—	—	—	—	(96,974)	(96,974)
Net (loss) income	—	—	—	(4,760,238)	—	86,468	(4,673,770)
Balance at December 31, 2024	24,950,261	24,950	57,845,289	(47,639,894)	—	(104,807)	10,125,538

Follow-on offering, net of transaction costs	3,985,000	3,985	18,101,115	—	—	—	18,105,100
Issuance of restricted stock awards	95,808	96	799,901	—	(799,997)	—	—
Exercise of stock options	575,154	576	696,203	—	—	—	696,779
Related party note conversion to common stock	240,256	240	513,908	—	—	—	514,148
Distributions to non-controlling interest	—	—	—	—	—	(67,639)	(67,639)
Stock-based compensation expense	—	—	260,051	—	87,978	—	348,029
Net loss	—	—	—	(8,248,755)	—	(588)	(8,249,343)
Balance at December 31, 2025	29,846,479	$29,847	$78,216,467	$(55,888,649)	$(712,019)	$(173,034)	$21,472,612

The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated loss	$(8,249,343)	$(4,673,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization, net	877,675	553,783
Loss (gain) on sale of assets	183	(12,181)
Provision for credit losses	62,958	146,010
Provision for inventory reserve	110,488	70,530
Unrealized gain on marketable securities	(10,993)	—
Gain on the sale of marketable securities	(3,687)	—
Stock-based compensation	348,029	172,987
Goodwill and long-lived asset impairment	1,113,129	217,295
Non-cash interest expense	43,476	45,025
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,682,596	608,929
Inventory, net	(1,426,182)	848,884
Unbilled revenue	260,879	859,634
Prepaid expenses and other current assets	(405,745)	(319,926)
Other non-current assets	464,576	510,723
Increase (decrease) in:
Accounts payable	(761,131)	(371,736)
Accrued expenses	(76,736)	386,257
Deferred revenue	(3,070,219)	5,850,265
Other current liabilities	(871,627)	(832,162)
Net cash provided by (used in) operating activities	(9,911,674)	4,060,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(400,781)	(969,163)
Proceeds on sale of property and equipment	4,290	51,400
Distributions to noncontrolling interest	(67,639)	(96,974)
Net used in investing activities	(464,130)	(1,014,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on offering, net of transaction costs	18,105,100	—
(Repayment of) proceeds from related party note	(1,076,956)	1,000,000
Finance lease principal payments	(324,065)	(62,847)
Proceeds from exercise of stock options	696,779	71,000
Net cash provided by financing activities	17,400,858	1,008,153
Change in cash and cash equivalents	7,025,054	4,053,963
Cash and cash equivalents, beginning of the year	5,405,233	1,351,270
Cash and cash equivalents, end of the year	$12,430,287	$5,405,233
Supplemental disclosure of cash flow information:

Cash paid for interest	$183,354	$45,278
Cash paid for taxes	$20,615	$22,565
Non-cash investing activities
Right-of-use assets acquired under operating leases	$193,480	$1,650,994
Right-of-use assets acquired under finance leases	$1,227,447	$295,085
Aegis acquisition:
Contingent consideration	—	272,901
Non-cash financing activities
Related party note conversion to common stock	$514,148	$—
The accompanying notes are an integral part of these consolidated financial statements.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Note 1. Nature of Business and Operations
Tecogen Inc., a Delaware corporation (together with its subsidiaries "we", "our", "us", "Tecogen," or "Company"), was incorporated on September 15, 2000. We produce commercial and industrial, natural-gas-fueled engine-driven, combined heat and power (CHP) products that reduce energy costs, decrease greenhouse gas emissions and alleviate congestion on the national power grid. Our products supply electric power or mechanical power for cooling, while heat from the engine is recovered and purposefully used at a customer facility. The majority of our customers are located in regions with the highest utility rates, typically California, the Midwest and the Northeast.
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
On April 30, 2025, we announced that our shares of common stock had been approved for listing on the NYSE American LLC ("NYSE American"), stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 between the Company and Roth Capital Partners, LLC as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. The net Offering proceeds were as follows:

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
The accompanying consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit/loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit/loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of December 31, 2025.
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
Concentration of Credit Risk
Financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain our cash balances in bank accounts, which at times may exceed the Federal Deposit Insurance Corporation’s ("FDIC") general deposit insurance limits. The amount on deposit at December 31, 2025 and 2024 which exceeded the $250,000 federally insured limit were approximately $0 and $4,954,395, respectively. At December 31, 2025 our funds on deposit in a money market account with our primary bank have been placed by the bank, as agent and custodian, in deposit accounts through IntraFi Cash Service. Funds in our deposit accounts at the FDIC-insured institutions at which our funds have been placed are "deposits," as defined by federal law. Certain conditions must be satisfied for "pass-through" FDIC deposit insurance coverage to apply. To meet the conditions for pass-through FDIC deposit insurance, deposit accounts at FDIC-insured banks in IntraFi's network that hold deposits placed using an IntraFi service are titled, and deposit account records are maintained, in accordance with FDIC regulations for pass-through coverage. We have not experienced any losses in such accounts and thus believe that we are not exposed to any significant credit risk on cash.
There was one customer who represented 15% of revenues for the year ended December 31, 2025 and no customer represented more than 10% of revenues in the year ended December 31, 2024. There was one customer who represented 11% of the accounts receivable balance as of December 31, 2025, and one customer who represented 14% of the accounts receivable balance as of December 31, 2024.
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
Accounts Receivable
On January 1, 2023, we adopted ASU 2016-13, Financial Instruments, Credit Losses (Topic 326). Accounts receivable are stated at the amount management expects to collect from outstanding balances. The allowance for credit losses is estimated based on historical experience, aging of the receivable, the counterparty’s ability to pay, condition of general economy and industry, and combined with management's estimate of current conditions, reasonable and supportable forecasts of future losses to determine estimated credit losses in our evaluation of outstanding accounts receivable at the end of the year. The allowance for credit losses reflects management's evaluation of our outstanding accounts receivable at the end of the year and our best estimate of probable losses inherent in the accounts receivable balance. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Our provision for credit losses decreased to $62,958 in the year ended December 31, 2025, compared to $146,010 in the year ended December 31, 2024, due to the write down of certain install receivables which were deemed uncollectible in the year ended December 31, 2024. At December 31, 2025 and 2024, the allowance for credit losses was $389,079 and $295,932, respectively.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
Impairment of Long-lived Assets
Long-lived assets, including intangible assets and property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that an impairment $15,005 of long-lived assets existed as of December 31, 2025 and no impairment existed as of December 31, 2024. For the year ended December 31, 2025 we recorded impairment of long-lived assets as follows:

Year Ended	December 31, 2025
Energy production asset impairment	$119,060
Energy production reversal of unfavorable contract liability	(104,055)
Long-lived asset impairment	$15,005
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform an impairment test even if no indications of a potential impairment exist. The impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value, including goodwill. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is recorded for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. At December 31, 2025, we assessed goodwill impairment of our energy production reporting unit, our Aegis service maintenance contracts reporting unit and our Product segment.
We used a discounted cash flow approach to develop the estimated fair value of each reporting unit. Management judgment is required in developing the assumptions for the discounted cash flow model. The discount rate, profitability assumptions, and terminal growth rate assumptions of the Energy Production unit utilized in the discounted cash flow model used to estimate its fair value are specific to the Energy Production unit, which the discount rate, profitability assumptions, and terminal growth rate assumptions utilized for the Aegis service maintenance reporting unit are specific to the Aegis service maintenance reporting. An impairment would be recorded if the carrying amount of a reporting unit including goodwill exceeded the estimated fair value. Based on the aforementioned analysis, our assessment in December 31, 2025 indicated that the carrying value of our energy production reporting unit exceeded their fair value and therefore goodwill was impaired. We recorded a goodwill impairment charge of $1,057,254 in our consolidated statements of operations. Our assessment of the Aegis service maintenance contracts reporting unit, at December 31, 2025, indicated that the carrying value of the service maintenance contracts did not exceed their fair value and therefore goodwill was not impaired. (see Note 10."Goodwill"). In addition we determined, based on an analysis our Product segment, that goodwill was impaired and recorded a goodwill impairment charge of $40,870 in our consolidated statements of operations.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
With few exceptions, we are no longer subject to possible income tax examinations by federal, state or local taxing authorities for tax years before 2022, with the exception of loss carryforwards in the event they are utilized in future years. Our tax returns are open to adjustment from 2002 forward, as a result of the fact that the we have loss carryforwards from those years, which may be adjusted in the year those losses are utilized.
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
Shipping and handling fees billed to customers in a sales transaction are recorded in revenue for goods shipped and were $243,185 and $96,890, for the years ended December 31, 2025 and 2024, respectively. The related shipping and handling costs incurred are accounted for as fulfillment activities and are recognized as cost of goods sold when control of the product transfers to the customer, which were $120,883 and $59,331, for the years ended December 31, 2025 and 2024, respectively. The costs of inbound freight is recorded in general and administrative expenses. For the years ended December 31, 2025 and 2024, $618,051 and $248,229 of shipping and handling costs were included in general and administrative expenses in the accompanying consolidated statements of operations, respectively. We elected to exclude from revenue any value-add sales and other taxes which we collect concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which we have historically recorded shipping and handling fees and taxes. Incremental costs incurred by us in obtaining a contract with a customer are negligible, if any, and are expensed ratably in proportion to the related revenue recognized.
Advertising Costs
We expense the costs of advertising as incurred. For the years ended December 31, 2025 and 2024, advertising expense was approximately $131,000 and $74,000, respectively.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Research and Development Costs
Research and development expenditures are expensed as incurred. Our total research and development expenditures were approximately $1,167,000 and $962,000 for the years ended December 31, 2025 and 2024, respectively.
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
See Note 15."Stockholders' Equity" for a summary of the restricted stock and stock option activity under our stock-based employee compensation plans for the years ended December 31, 2025, and 2024.
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
The following table further disaggregates our revenue by major source by segment for the years ended December 31, 2025 and 2024.

	Years Ended
	December 31, 2025	December 31, 2024
Products:
Cogeneration	$3,073,582	$2,677,930
Chiller	5,658,183	1,647,374
Engineered Accessories	401,685	118,692
Total Products Revenue	9,133,450	4,443,996
Services	16,616,523	16,074,870
Energy production	1,323,737	2,100,670
Total revenue	$27,073,710	$22,619,536
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
We did not recognize any revenue during the year ended December 31, 2025 that was included in the unbilled revenue receivable as of December 31, 2025.
Revenue recognized during the year ended December 31, 2025 that was included in deferred revenue at the beginning of the period was $6,303,738.
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
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was approximately $4,796,863. We expect to recognize revenue of approximately 36% of the remaining performance obligations over the next 24 months, 32% recognized in the first 12 months and 4% recognized over the subsequent 12 months, and the remainder recognized thereafter.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Significant New Accounting Standards Adopted this Period
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
Compensation - Stock Compensation (Topic 718) - In March 2024, the Financial Accounting Standards Board issued ASU 2024-01, Compensation - Stock Compensation (Topic 718). ASU 2024-01 addresses generally accepted accounting principles relating to profits interest awards and similar awards provided to employees or non-employees to align compensation with an entity's operating performance and provide the holders with the opportunity to participate in future profits and/or equity appreciation of the entity. The amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods for public entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance We do not issue profits interest awards, and therefore, the adoption of ASU 2024-01 did not have a material effect on our financial position or results of operation.
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
Recently Issued Accounting Pronouncements
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
Financial Instruments - Credit Losses Topic (326). In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update is intended to address challenges encountered when applying the guidance of Topic 326, Financial Instruments-Credit Losses to accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update provide all entities with a practical expedient and entities other than public entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under Topic 326, in developing reasonable and supportable forecasts of expected credit losses, an entity is required to consider historical credit loss experience of financial assets with similar risks characteristics which generally provides a basis for an entity's assessment of credit losses, but also requires the entity to consider adjustments to that information to reflect the extent to which the entity expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The update allows entities to elect a practical expedient that assumes

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The amendments should be applied prospectively. ASU 2025-05 will apply to Tecogen after December 15, 2025. We are currently evaluating the impact on our consolidated financial statements and related disclosures, the adoption of which we anticipate will not have a material effect on our financial position or results of operations.
Interim Reporting (Topic 270) - Narrow-Scope Improvements. In November 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This update is intended to improve the navigability of the required interim disclosures under Topic 270 and clarify when the guidance is applicable. The amendments also provides a comprehensive list of required disclosures required by Topic 270 that should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose since the end of the last annual reporting period that have a material impact on the entity. The amendments clarify the applicability of Topic 270, the types of interim reporting, and the form and content of the interim financial statements in accordance with GAAP. The amendments in this Update apply to all entities that provide interim financial statements and notes in accordance with U.S. generally accepted accounting principals ("GAAP") and include guidance on the definition of interim financial statements and notes in accordance with GAAP, including referencing the U.S. Securities and Exchange Commission requirements for entities to which those requirements apply. The amendments are effective for interim reporting periods beginning after December 15, 2027, for public entities. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any and all prior periods presented in the financial statements. ASU 2024-11 will apply to Tecogen after December 15, 2027, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.
Codification Improvements. In December 2025, the Financial Accounting Standards Board Issued ASU 2025-12, Codification Improvements. ASU 2025-12 contains amendments to the Codification that affect a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update represent changes to the Codification that clarify, correct errors or make minor improvements, making the Codification easier to understand and apply. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal years that includes the interim period. An entity should apply the amendments in this update (except for amendments to Topic 260, Earnings per Share, related to Issue 4) using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained earnings, or other appropriated components of equity or net assets, as of the beginning of the earliest comparative period presented. For amendments to Topic 260, Issue 4, an entity shall apply the amendments retrospectively to each prior reporting period presented in the period of adoption. ASU 2025-12 will apply to Tecogen after December 15, 2026.We are currently evaluating the impact on our consolidated financial statements and related disclosures, the adoption of which we anticipate will not have a material effect on our financial position or results of operations.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Note 3. Income (loss) per Common Share:
Basic and diluted loss per common share for the years ended December 31, 2025 and 2024, respectively, was as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Numerator:
Net loss attributable to stockholders	$(8,248,755)	$(4,760,238)
Denominator:
Weighted average shares outstanding - Basic	27,233,143	24,861,190
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding - Diluted	27,233,143	24,861,190
Basic loss per share	$(0.30)	$(0.19)
Diluted loss per share	$(0.30)	$(0.19)

Anti-dilutive shares underlying stock options outstanding	244,836	1,222,516
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
No additional maintenance service agreements contemplated in the February 2024 Amendment or the May 2024 Amendment have been executed as of December 31, 2025.
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
Initial Acquisition - April 1, 2023
The amounts initially recognized for inventory, identifiable intangible assets, contingent consideration and deferred maintenance reserves were provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2023, we completed our initial analysis and valuation.
As of December 31, 2025, we recorded no remeasurment adjustments to the fair value of the contingent consideration and deferred maintenance reserves given the probability of achieving the revenue estimates and the actual and expected maintenance costs were consistent with our initial valuation.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

February 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration were provisional, pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. During the year ended December 31, 2024, we identified a $9,232 adjustment to increase the contingent consideration liability and a $5,052 adjustment reducing the customer contracts intangible asset. As of December 31, 2024, we completed our initial analysis and valuation for the February 2024 amendment.
May 2024 Amendment
The amounts initially recognized for identifiable intangible assets and contingent consideration were provisional pending completion of the necessary valuations and analysis. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. As of December 31, 2024, we completed our initial analysis and valuation for the May 2024 amendment.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

The following table summarizes the contract-related liabilities assumed as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Acquisition liabilities, current
Contingent consideration	$349,385	$328,350
Deferred maintenance reserve	327,777	574,202
	677,162	902,552
Acquisition liabilities, long-term
Contingent consideration	826,757	1,008,760
Deferred maintenance reserve	—	—
	$826,757	$1,008,760
Revenues and gross profit from the Aegis maintenance contracts were $2,397,182 and $1,406,739 and $2,671,051 and $1,764,227, respectively, for the years ended December 31, 2025 and 2024. The revenue and gross profit are included in our Services segment since the date of the respective contract acquisitions.
Periodic Remeasurement of Contingent Liabilities
The fair value of the contingent consideration and pre-acquisition deferred maintenance liabilities are remeasured each reporting period after the acquisition date and any changes in the estimated fair value are reflected as gains or losses in cost of goods sold or general and administrative expense in the consolidated statement of operations.
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at December 31, 2025 and determined that the carrying value of the liabilities approximated the estimated fair value of the of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the year ended December 31, 2025.
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
In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. As of December 31, 2025 the remaining minimum guaranteed cash flows aggregated to $4,155,675 over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively). Based upon an analysis of these energy producing assets expected future performance, as of December 31, 2025, we do not expect to make any material payments under the guarantee. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. For the year ended December 31, 2025, we recognized a threshold shortfall of $84,854 and for the year ended December 31, 2024 and we recognized a threshold surplus of $73,243, respectively, of revenue representing our share of the excess cash flows under the energy production contracts. Our obligation under the energy production contracts was $42,765, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual period ended December 31, 2025. Included in our current receivables as of December 31, 2024, were excess cash flows of $98,876.
The foregoing agreements also contain provisions whereby we have agreed to make whole the purchaser in the event the counterparty to the energy production contract(s) defaults on or otherwise terminates before the stated expiration of the energy production contract. Should we be required to make whole the purchaser under such provisions, we would be entitled to seek recovery from the counterparty to the energy production contract(s) under a similar provision contained in those contracts in respect of early termination. We did not recognize any counterparty contract default costs in the years ended December 31, 2025 and 2024.
We are also responsible under the agreements for site decommissioning costs, if any, in excess of certain threshold amounts by site. Decommissioning of site assets is performed when, if and as requested by the counterparty to the energy production contract upon termination of the energy production contract. We did not recognize any site decommissioning costs for the year ended December 31, 2025 and we recognized $20,000 in site decommissioning costs for the year ended December 31, 2024.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Note 7. Inventory, net
Inventory at December 31, 2025 and 2024 consisted of the following.

	2025	2024
Raw materials, net of reserve	$9,361,583	$8,525,879
Work-in-process	1,410,757	930,769
Finished goods	177,357	177,357
	$10,949,697	$9,634,005
Raw materials, work in process, and finished goods inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value. We periodically review inventory quantities on hand for excess and/or obsolete inventory based primarily on historical usage, as well as based on estimated forecast of product demand. For the years ended December 31, 2025 and 2024, we recorded inventory reserves of $110,488 and $70,530, respectively, to cost of sales based on this review.
Note 8. Intangible Assets and Liabilities Other Than Goodwill
During the years ended December 31, 2025 and 2024, we did not capitalize any cost incurred for product certification costs, patent-related costs or trademarks. Also included in intangible assets are legal costs incurred by us to obtain patents for our intellectual property. These patents, once they are placed in service, are amortized on a straight-line basis over the estimated economic life of the associated product, which ranges from approximately 7-10 years.
Intangible assets and liabilities at December 31, 2025 and 2024 consist of the following:

	December 31, 2025			December 31, 2024
Intangible assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Product certifications	$777,465	$(732,469)	$44,996	$777,465	$(709,855)	$67,610
Patents	888,910	(682,370)	206,540	888,910	(584,493)	304,417
Developed technology	240,000	(204,000)	36,000	240,000	(188,000)	52,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In process R&D	263,936	(179,100)	84,836	263,936	(141,394)	122,542
Favorable contract assets	384,465	(383,540)	925	384,465	(379,839)	4,626
Customer contract	$2,225,123	$(478,813)	1,746,310	$2,225,123	$(290,025)	1,935,098
	$4,806,795	$(2,660,292)	$2,146,503	$4,806,795	$(2,293,606)	$2,513,189

Intangible liability
Unfavorable contract liability	$2,341,478	$(2,136,143)	$205,335	$2,618,168	$(2,195,329)	$422,839
The aggregate amortization expense related to non-contract related intangible assets was $174,197 and $192,571 during the years ended December 31, 2025 and 2024, respectively. The net aggregate expense related to the amortization of the contract related intangible assets and liabilities for the years ended December 31, 2025 and 2024 was $79,041 and $6,727, respectively.
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
During the year ended December 31, 2025, we determined that certain of the ADGE customer contracts terminated due to the customers failure to perform their obligations pursuant to the contractual agreements and accordingly reversed $104,055

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024
of unfavorable contract liability related to these contacts. The adjustments are included in the consolidated statement of operations for the year ended December 31, 2025, as non-cash benefits within long-lived asset impairment.
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term, which range from approximately one to eleven years, and is charged against cost of sales in the accompanying consolidated statement of operations. Aggregate future amortization over the next five years is estimated to be as follows:

	Non-contract related intangibles	Contract related intangibles	Total
2026	$165,814	$145,282	$311,096
2027	165,507	151,998	317,505
2028	23,140	158,007	181,147
2029	5,650	158,007	163,657
2030	5,650	166,597	172,247
Thereafter	6,611	762,009	768,620
	$372,372	$1,541,900	$1,914,272

Note 9. Property, Plant and Equipment, net
Property, plant and equipment at December 31, 2025 and 2024 consisted of the following:

	Estimated Useful Life (in Years)	2025	2024
Energy systems	10 - 15 years	$2,488,929	$2,810,232
Machinery and equipment	5 - 7 years	1,631,139	1,598,538
Furniture and fixtures	5 years	270,837	224,868
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,166,708	906,739
		5,750,478	5,733,242
Less - accumulated depreciation and amortization		(4,141,157)	(3,995,206)
Net property, plant and equipment		$1,609,321	$1,738,036
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the years ended December 31, 2025 and 2024 was $405,962 and $354,485, respectively. During the year ended December 31, 2025, we received proceeds of $4,290 from the disposition of certain assets realizing a loss of $183. During the year ended December 31, 2024, we received proceeds of $51,400 from the disposition of certain assets realizing a gain of $12,181.
During the year ended December 31, 2025, we determined that one of the ADGE customer contracts terminated due to the customers failure to perform their obligations pursuant to the contractual agreements and deemed the assets related to the contracts at these sites to be impaired. We recorded a non-cash impairment of $119,060 which is included in the consolidated statement of operations for the year ended December 31, 2025, within long-lived asset impairment. During the year December 31, 2024 we evaluated the ADGE customer contracts and and related assets and did not deem any assets to be impaired.
During the year ended December 31, 2025 there was four ADGE contract termination and two for the year ended December 31, 2024.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Note 10. Goodwill
Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2025 and 2024 was as follows:

	Products	Services	Energy Production	Total
Balance at December 31, 2023	$40,870	$337,268	$2,365,286	$2,743,424
Impairment	—	—	(217,295)	(217,295)
Acquisition - adjustment	—	(179,563)	—	(179,563)
Balance at December 31, 2024	$40,870	$157,705	$2,147,991	$2,346,566
Impairment	(40,870)	—	(1,057,254)	(1,098,124)
Balance at December 31, 2025	$—	$157,705	$1,090,737	$1,248,442
We performed a goodwill impairment test of the Energy Production goodwill at December 31, 2025 and 2024 and determined that the carrying value of the assets exceeded estimated fair value of the of the assets, based on a discounted cash flow analysis, and recorded goodwill impairment of $1,057,254 and $217,295 for the years ended December 31, 2025 and 2024, respectively We performed a goodwill impairment test of the Services goodwill and determined that the estimated fair value of the assets, based on a discounted cash flow analysis, exceeded the carrying value of the assets and concluded there was no impairment of goodwill at December 31, 2025. The Products goodwill was deemed impaired and we recorded goodwill impairment of $40,870 for the year ended December 31, 2025.
See Note 5. "Aegis Contract and Related Asset Acquisition" for further discussion.
Note 11. Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, we extended the maturity date the of the promissory note dated October 10, 2023 by one-year making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued him a one-year promissory note with interest accruing at 4.57% per annum.
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
On February 18, 2025, we amended the promissory notes with Mr. Hatsopoulos to extend the maturity dates for both promissory notes to July 31, 2026. We also agreed to permit Mr. Hatsopoulos to either receive repayment of his notes in cash, or at his discretion, convert the balance(s) due of one or both of the promissory notes into shares of our common stock. In the event of such a conversion, the number of shares we were required to issue is determined by dividing the balance(s) due under the promissory note(s) by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. Both of the promissory notes with Mr. Hatsopoulos were reclassified to long-term liabilities due to the February 18, 2025 amendment.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
On September 3, 2025 and September 4, 2025, we paid $548,675 and $528,281, respectively, to Mr. Hatsopoulos in repayment of his loans to us in the aggregate principal amount of $1,000,000 together with $76,956 of accrued and unpaid interest. At December 31, 2025, our obligation to Mr. Hatsopoulos under the promissory notes were retired.
Note 12. Commitments and Contingencies
Operating Lease Obligations
We lease office space and warehouse facilities under various lease agreements which expire through January 2031. Total rent expense for the years ended December 31, 2025 and 2024 amounted to $677,602 and $796,400, respectively. See Note 14. "Leases" for further discussion.
Finance Lease Obligations
We lease motor vehicles under a master vehicle lease agreement, effective December 19, 2023, which expire through October 2030. See Note 14. "Leases" for further discussion.
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
Guarantees
In connection with the sale of energy producing assets, we made certain guarantees to the purchaser as discussed in Note 5. "Sale of Energy Producing Assets" Based upon an analysis of these energy producing assets expected future performance, as of December 31, 2025 we do not expect to make any material payments under the guarantee.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
Changes in our warranty reserve were as follows:

Warranty reserve, December 31, 2023	$142,000
Warranty provision for units sold	257,898
Costs of warranty incurred	(276,898)
Warranty reserve, December 31, 2024	123,000
Warranty provision for units sold	263,667
Costs of warranty incurred	(203,667)
Warranty reserve, December 31, 2025	$183,000
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
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,150,000 and $1,200,000. As of December 31, 2025 we have spent $1,166,708 on the required improvements at our North Billerica facility. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

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
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2025 and 2024 was $677,602 and $796,400, respectively.
Supplemental information related to operating leases for the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$549,894	$727,418
Right-of-use assets obtained in exchange for operating lease liabilities	$193,480	$1,650,994
Weighted-average remaining lease term - operating leases	3.2 Years	4.1 Years
Weighted-average discount rate - operating leases	7.6%	7.5%
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
Lease expense for finance leases, consisting of fixed payments for base rent and initial costs for the year ended December 31, 2025 and 2024 was $402,267 and $119,953, respectively. Depreciation and amortization expense on right-of-use finance lease assets for the years ended December 31, 2025 and 2024 was $221,515 and $61,572, respectively. Interest on the finance lease liabilities was $88,639 and $26,392 for the years ended December 31, 2025 and 2024, respectively.
Supplemental information for finance leases for the year ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of finance lease liabilities	$402,267	$119,953
Right-of-use assets obtained in exchange for finance lease liabilities	$1,227,447	$313,776
Weighted-average remaining lease term - finance leases	4.0 years	4.3 years
Weighted-average discount rate - finance leases	10.3%	10.0%
Supplemental balance sheet information related to operating leases for the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,490,094	$1,730,358

Operating lease liability, current	$538,641	$430,382
Operating lease liability, long-term	1,004,488	1,341,789
Total operating lease liability	$1,543,129	$1,772,171

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

Supplemental balance sheet information related to finance leases for the year ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Finance leases
Right-of-use assets - motor vehicles	$1,434,080	$425,563
Right-of-use asset - boiler	—	26,827
	$1,434,080	$452,390

Finance lease liability, current	$280,265	$85,646
Finance lease liability, long-term	992,285	325,235
Total finance lease liability	$1,272,550	$410,881
We exercised the bargain purchase option for the leased boiler and reclassified the asset to property, plant and equipment in the year ended December 31, 2025.
Future minimum lease commitments under non-cancellable operating and finance leases as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases	Total
2025	$593,234	$399,436	$992,670
2026	498,171	389,918	888,089
2027	477,654	389,918	867,572
2028	89,973	295,451	385,424
2029	59,127	80,108	139,235
Thereafter	9,490	—	9,490
Total lease payments	1,727,649	1,554,831	3,282,480
Less: imputed interest	184,520	282,281	466,801
Total	$1,543,129	$1,272,550	$2,815,679
Note 15. Stockholders’ Equity
Common Stock
The holders of our Common Stock have the right to vote their interest on a per share basis. At December 31, 2025 and 2024, there were 29,846,479 and 24,950,261 shares, respectively, of our Common Stock outstanding.
Preferred Stock
On February 13, 2013, we authorized 10 million shares of preferred stock. As of December 31, 2025, no preferred shares were issued or outstanding.
Stock-Based Compensation
We adopted the 2006 Stock Option and Incentive Plan (as amended, the “2006 Plan”), under which the board of directors may grant incentive or non-qualified stock options and stock grants to key employees, directors, advisors and our consultants. The 2006 Plan was amended at various dates by the Board of Directors to increase the reserved shares of common stock issuable under the 2006 Plan to 3,838,750 as of December 31, 2025, and in June 2017 stockholders approved an amendment to extend the termination date of the 2006 Plan to January 1, 2026 and to ratify all of our option grants issued after January 1, 2016 (the “Amended Plan”). On January 1, 2026 the Amended Plan expired, no further incentive or non-qualified stock options may be granted.
Stock options vest based upon the terms within the individual option grants, with an acceleration of the unvested portion of such options upon a change in control event, as defined in the 2006 Plan. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. The number of shares remaining available for future issuance under the Amended Plan as of December 31, 2025 and 2024 was 1,151,068 and 1,108,168, respectively.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

During the year ended December 31, 2025, we granted nonqualified options to purchase an aggregate of 58,500 shares of common stock at prices between $2.14 and $8.61 per share to key employees. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2025 was $137,413. The weighted-average grant date fair value of stock options granted during 2025 was $2.35 per share. During the year ended December 31, 2024 no options were granted.
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
During the year ended December 31, 2025, we granted nonqualified options to purchase an aggregate of 221,336 shares of common stock at $8.35 per share to officers and directors. These options have a vesting schedule of four years and expire in ten years. The fair value of the options issued in 2025 was $918,035. The weighted-average grant date fair value of stock options granted during 2025 was $4.15 per share. Also, during the year ended December 31, 2025, we granted restricted stock awards, with respect to 95,808 shares of common stock priced at $8.35 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the year ended December 31, 2024, we granted nonqualified options under the 2022 Plan to purchase an aggregate of 125,000 shares of common stock at $0.77 per share to certain directors, officers and key employees. These options have a vesting schedule of two to four years and expire in ten years. The fair value of the options issued in 2025 was $44,750. The weighted-average grant date fair value of stock options granted during 2025 was $0.36 per share.
The number of shares remaining available for future issuance under the 2022 Plan as of December 31, 2025 and December 31, 2024 was 2,632,856 and 2,950,000, respectively.
During the year December 31, 2025, options for 575,154 shares of common stock were exercised. During the year ended December 31, 2024, options for 100,000 shares of common stock were exercised.
Stock option activity for the year ended December 31, 2025 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2024	2,752,962	$0.71	—	$3.93	$1.14	6.70 years	$1,348,684
Granted	279,836	$2.14	—	$8.61	7.60
Exercised	(575,154)	$0.71	—	$3.93	$1.21		2,144,534
Canceled and forfeited	(110,600)	$0.71	—	$3.48	0.95
Outstanding, December 31, 2025	2,347,044	$0.71	—	$8.61	$1.90	6.29 years	$7,961,973
Exercisable, December 31, 2025	1,490,958				$1.24		$5,517,036
Vested and expected to vest, December 31, 2025	2,218,631				$1.84		$7,595,233
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

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

The weighted average assumptions used in the Black-Scholes option pricing model for options granted in years ended December 31, 2025 and 2024 are as follows:

Stock option award assumptions:	2025	2024
Expected dividend yield	—%	—%
Expected life	6.25 years	6.25 years
Risk-free interest rate	4.46%	4.28%
Expected volatility	45.48%	40.17%
During the years ended December 31, 2025 and 2024, we recognized stock-based compensation expense of $260,051 and $172,987, respectively, related to the issuance of stock options.We recognized stock-based compensation expense of $87,978 for restricted stock awards granted during the year ended December 31, 2025. No tax benefit was recognized related to the stock-based compensation expense recorded during either of the years. At December 31, 2025 and 2024, the total compensation cost related to unvested stock option awards and restricted stock awards not yet recognized is $1,785,884 and $278,461, respectively. The unvested stock compensation at December 31, 2025 will be recognized over a weighted average period of 2.26 years.
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
The following table presents the asset reported in the consolidated balance sheet measured at its fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy:

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Unrealized gain (loss)
December 31, 2025
Recurring fair value measurements
Available-for-sale equity securities
Aivita Group, Inc (formerly EuroSite Power, Inc.)	$96,464	$—	$96,464	$—	$14,680
Total recurring fair value measurements	$96,464	$—	$96,464	$—	$14,680

December 31, 2024
Recurring fair value measurements
Available-for-sale equity securities
Aivita Group, Inc (formerly EuroSite Power, Inc.)	$93,744	$—	$93,744	$—	$—
Total recurring fair value measurements	$93,744	$—	$93,744	$—	$—
We utilize a Level 2 category fair value measurement to value our investment in Aivita Group, Inc., formerly EuroSite Power Inc., as an available-for-sale security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we are classifying as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the years ended December 31, 2025 and 2024:

Fair value at December 31, 2023	$93,744
Unrealized gain	—
Fair value at December 31, 2024	$93,744

Fair value at December 31, 2024	$93,744
Unrealized gain	10,993
Realized gain	3,687
Proceeds from share liquidation	(11,960)
Fair value at December 31, 2025	$96,464

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024

The following table presents the liabilities reported in the consolidated balance sheet measured at their fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy:

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
December 31, 2025
Recurring fair value measurements
Contingent contract consideration
Current	$349,385	$—	$—	$349,385	$—
Long-term	826,757	—	—	826,757	—
Total recurring fair value measurements	$1,176,142	$—	$—	$1,176,142	$—

December 31, 2024
Recurring fair value measurements
Contingent contract consideration
Current	$328,350	$—	$—	$328,350	$—
Long-term	1,008,760	—	—	1,008,760	—
Total recurring fair value measurements	$1,337,110	$—	$—	$1,337,110	$—
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
Note 17. Retirement Plans
We have a defined contribution retirement plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the Plan, employees meeting certain requirements may elect to contribute a percentage of their salary up to the maximum allowed by the IRC. We matched a variable amount based on participant contributions up to a maximum of 4.5% of each participant’s salary until May 2020 when we discontinued the matching of employee contributions for those employees not covered under a collective bargaining agreement. Effective July 1, 2023, we reinstituted the employer match based on participant contributions which are capped at a maximum of $250 per quarter and $1,000 per fiscal year, per participant. We contributed approximately $104,464 and $86,827 in matching contributions to the Plan for the years ended December 31, 2025 and 2024, respectively.
Note 18. Segments
Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM") manages our business through three operating segments, consistent with how our CODM: (i) accessed operating performance on a periodic basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. As of December 31, 2025, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1. "Nature of Business and Operations", are organized around the products, services and energy production provided to customers and represent our reportable segments.
Our CODM uses segment profit, based on operating income after the elimination of intercompany transactions and segment identifiable assets to assess segment operating performance and to make resource allocation decisions. Certain costs such as other income (expense) are not included in the measure of segment profit and are excluded from managements's assessment of segment financial performance.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024
Corporate includes finance, treasury, certain research and development costs, tax and legal costs and certain other costs which are not allocated to the reportable segments.
The following table presents information by reportable segment for the years ended December 31, 2025 and 2024:

	Products	Services	Energy Production	Corporate	Total
Year ended December 31, 2025
Revenues	$9,133,450	$16,616,523	$1,323,737	$—	$27,073,710
Cost of sales	6,097,501	10,202,774	948,927	—	17,249,202
Gross profit	3,035,949	6,413,749	374,810	—	9,824,508
Operating expenses	2,697,052	8,267,955	1,122,163	5,982,168	18,069,338
(Loss) profit from operations	$338,897	$(1,854,206)	$(747,353)	$(5,982,168)	$(8,244,830)

Identifiable assets	$8,431,913	$13,259,334	$1,402,969	$13,895,887	$36,990,103

Year ended December 31, 2024
Revenues	$4,443,996	$16,074,870	$2,100,670	$—	$22,619,536
Cost of sales	3,014,655	8,432,876	1,301,832	—	12,749,363
Gross profit	1,429,341	7,641,994	798,838	—	9,870,173
Operating expenses	1,947,426	6,625,965	319,514	5,511,355	14,404,260
(Loss) profit from operations	$(518,085)	$1,016,029	$479,324	$(5,511,355)	$(4,534,087)

Identifiable assets	$9,487,422	$11,695,370	$2,855,386	$7,054,081	$31,092,259

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024
Note 19. Income Taxes
A reconciliation of the federal statutory income tax provision and tax rate to our actual provision and expected tax rate for the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	Provision	Rate	Provision	Rate
Pre-tax book income (loss)	$(8,228,728)		$(4,651,205)
Expected tax at 21%	(1,728,033)	21.0%	(976,753)	21.0%

Permanent differences:
Goodwill impairment	230,606	(2.8)%	45,632	(1.0)%
Intangible amortization	(23,824)	0.3%	(37,003)	0.8%
Other	7,310	(0.1)%	5,169	(0.1)%
State taxes:
Current	20,615	(0.3)%	22,565	(0.5)%
Deferred	(379,627)	4.6%	(234,928)	5.1%
Other items:
Expired net operating losses	130,882	(1.6)%	324,799	(7.0)%
Change in valuation allowance	1,846,721	(22.4)%	920,794	(19.8)%
Deferred tax past year true-up's	15,124	(0.2)%	(91,289)	2.0%
Other	(99,159)	1.2%	43,579	(0.9)%
Income tax provision	$20,615	(0.3)%	$22,565	(0.5)%
The components of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carryforwards	$13,698,000	$12,025,000
R&D and ITC credit carryforwards	412,000	396,000
Accrued expenses and other	372,000	267,000
Intangibles	286,000	370,000
Leases	(29,000)	—
Accounts receivable	102,000	76,000
Stock options	(102,000)	486,000
Inventory	343,000	279,000
Property, plant and equipment	530,000	578,000
Other	1,176,000	464,000
Deferred tax assets	16,788,000	14,941,000
Valuation allowance	(16,788,000)	(14,941,000)
Deferred tax assets, net	$—	$—
At December 31, 2025, we had approximately $46,509,000 of federal net operating loss carryforwards ("NOL") of which $245,000 expired as of December 31, 2025, $20,509,658 expire beginning in 2024 through 2039 and $25,999,342 have an indefinite carryforward. In addition, we have $35,705,000 of state net operating losses, expiring at various dates starting in 2026 through 2043.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. A significant provision of the act was to reduce the statutory federal tax rate from 34% to 21%. During 2025, our valuation allowance increased by $1,847,000 and $130,882 of net operating loss carryforwards expired. This increase is affected by the absorption of deferred tax attributes associated with its acquisition of American DG Energy, Inc. along with permanent book to tax differences and provision to return adjustments.

TECOGEN INC.
Notes to Audited Consolidated Financial Statements for December 31, 2025 and 2024
In accordance with the provisions of the Income Taxes topic of the Codification, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established for 2024 and 2025, respectively.
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
    We acquired American DG Energy, Inc. during 2017, by acquiring 100 percent of the company's stock. Accordingly, utilization of their consolidated and/or separately computed NOL and/or tax credit carryforwards will be subject to an annual limitation under Internal Revenue Code Section 382. Any such limitation may result in expiration of a portion of the NOL or tax credit carryforwards before utilization. The extent of the limitation, and related allocation and impact upon the NOL and credit carryforwards has been determined to be $391,940 per year for a 20 year period at the ADGE level. However, we have sufficient pre-merger NOLs to offset anticipated taxable income for the taxable year ended December 31, 2025 and do not expected to be limited in NOL utilization for the period.
A full valuation allowance has been provided against our loss carryforwards and, if an adjustment is required under Section 382, it would be offset by a corresponding adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.
We have not recorded any amounts for unrecognized tax benefits as of December 31, 2025 or 2024.
We file tax returns as prescribed by the tax laws of the jurisdiction in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Our tax returns from tax year 2022 are still open for examination for both federal and state jurisdictions.

Note 20. Subsequent Events
We have evaluated events through the date of this filing and have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto for the period ended December 31, 2025.