Form 10-Q
period 2026-03-31
TECOGEN INC.
filed 2026-05-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period __________ to __________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of May 13, 2026, 29,917,952 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("report") contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “will,” “should,” “seek,” “could,” “likely” “may,” “pro-forma,” "continue" or other variances thereof (including their use in the negative), or by discussions of strategies, plans or intentions. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. Such forward-looking statements include, among other things, demand for our products and services, the availability of incentives, rebates, and tax benefits relating to our products, changes in the regulatory environment relating to our products, competing technological developments, and the availability of financing to fund our operations and growth.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause us, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ. See “Item 1A. Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other sections in this report that discuss some of the factors that could contribute to these differences.
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

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2026

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,332,650	$12,430,287
Accounts receivable, net of allowances for expected credit losses of $416,448 and $389,079, respectively	5,056,943	4,280,991
Inventories, net	11,439,973	10,949,697
Unbilled revenue	138,020	138,020
Prepaid and other current assets	581,756	1,086,310
Total current assets	26,549,342	28,885,305
Long-term assets:
Property, plant and equipment, net	1,558,124	1,609,321
Right-of-use assets - operating leases	1,366,435	1,490,094
Right-of-use assets - finance leases	1,606,080	1,434,080
Intangible assets, net	2,056,855	2,146,503
Goodwill	1,248,442	1,248,442
Other assets	79,480	176,358
TOTAL ASSETS	$34,464,758	$36,990,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,612,215	$3,381,545
Accrued expenses	2,641,746	2,814,150
Deferred revenue, current portion	950,867	1,530,977
Operating lease liability, current portion	527,990	538,641
Finance lease liability, current portion	349,943	280,265
Acquisition liabilities, current portion	674,019	677,162
Unfavorable contract liability, current portion	41,893	44,433
Total current liabilities	8,798,673	9,267,173
Long-term liabilities:
Deferred revenue, net of current portion	3,244,037	3,265,886
Operating lease liability, net of current portion	892,239	1,004,488
Finance lease liability, net of current portion	1,085,015	992,285
Acquisition liabilities, net of current portion	754,029	826,757
Unfavorable contract liability, net of current portion	150,642	160,902
Total liabilities	14,924,635	15,517,491
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,905,229 issued and outstanding at March 31, 2026 and 29,846,479 shares issued and outstanding at December 31, 2025	29,906	29,847
Additional paid-in capital	78,353,394	78,216,467
Unearned compensation	(662,839)	(712,019)
Accumulated deficit	(58,009,222)	(55,888,649)
Total Tecogen Inc. stockholders’ equity	19,711,239	21,645,646
Noncontrolling interest	(171,116)	(173,034)
Total stockholders’ equity	19,540,123	21,472,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,464,758	$36,990,103
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Products	$1,175,300	$2,533,809
Services	4,636,394	4,245,022
Energy production	524,075	498,939
Total revenues	6,335,769	7,277,770
Cost of sales
Products	647,348	1,487,750
Services	2,700,169	2,258,898
Energy production	398,590	310,082
Total cost of sales	3,746,107	4,056,730
Gross profit	2,589,662	3,221,040
Operating expenses
General and administrative	3,718,472	2,928,135
Selling	640,932	594,481
Research and development	363,823	292,668
Loss on disposition of assets	2,344	—
Total operating expenses	4,725,571	3,815,284
Loss from operations	(2,135,909)	(594,244)
Other income (expense)
Other income (expense), net	62,398	(14,245)
Interest expense	(34,244)	(32,326)
Unrealized loss on investment securities	—	(18,749)
Total other income (expense), net	28,154	(65,320)
Loss before provision for state income taxes	(2,107,755)	(659,564)
Provision for state income taxes	10,900	925
Consolidated net loss	(2,118,655)	(660,489)
(Income) loss attributable to the noncontrolling interest	(1,918)	567
Loss attributable to Tecogen Inc.	$(2,120,573)	$(659,922)

Net loss per share - basic	$(0.07)	$(0.03)
Weighted average shares outstanding - basic	29,859,173	24,954,928
Net loss per share - diluted	$(0.07)	$(0.03)
Weighted average shares outstanding - diluted	29,859,173	24,954,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2026 and 2025
(unaudited)

Three Months ended March 31, 2026	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2025	29,846,479	$29,847	$78,216,467	$(55,888,649)	$(712,019)	$(173,034)	$21,472,612
Exercise of stock options	58,750	59	54,441	—	—	—	54,500
Stock-based compensation expense	—	—	82,486	—	49,180	—	131,666
Net (loss) income	—	—	—	(2,120,573)	—	1,918	(2,118,655)
Balance at March 31, 2026	29,905,229	$29,906	$78,353,394	$(58,009,222)	$(662,839)	$(171,116)	$19,540,123

Three Months ended March 31, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$—	$(104,807)	$10,125,538
Exercise of stock options	35,000	35	38,465	—	—	—	38,500
Stock-based compensation expense	—	—	40,833	—	—	—	40,833
Distributions to noncontrolling interest	—	—	—	—	—	(32,889)	(32,889)
Net (loss) income	—	—	—	(659,922)	—	(567)	(660,489)
Balance at March 31, 2025	24,985,261	$24,985	$57,924,587	$(48,299,816)	$—	$(138,263)	$9,511,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,118,655)	$(660,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,238	185,695
Provision for (recovery of) credit losses	27,409	(75,000)
Stock-based compensation	131,666	40,833
Unrealized loss on investment securities	—	18,749
Loss on disposition of assets	2,344	—
Non-cash interest expense	—	18,852
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(803,359)	252,034
Inventory	(490,278)	(252,745)
Unbilled revenue	—	272,160
Prepaid assets and other current assets	408,090	(3,983)
Other assets	220,537	71,264
Increase (decrease) in:
Accounts payable	230,669	204,237
Accrued expenses and other current liabilities	(172,403)	(63,742)
Deferred revenue	(601,959)	(1,041,023)
Other liabilities	(207,420)	(140,245)
Net cash used in operating activities	(3,108,121)	(1,173,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,118)	(132,020)
Proceeds from the liquidation of investment securities	96,464	—
Distributions to noncontrolling interest	—	(32,889)
Net cash provided by (used) in investing activities	50,346	(164,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(94,362)	(38,628)
Proceeds from exercise of stock options	54,500	38,500
Net cash used in financing activities	(39,862)	(128)
Net increase (decrease) in cash and cash equivalents	(3,097,637)	(1,338,440)
Cash and cash equivalents, beginning of the period	12,430,287	5,405,233
Cash and cash equivalents, end of the period	$9,332,650	$4,066,793

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,830	$13,474
Cash paid for taxes	$10,900	$925

Non-cash investing activities
Right-of-use assets acquired under operating leases	$—	$115,857
Right-of-use assets acquired under finance leases	$265,420	$226,794

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
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration and chiller systems. Our Services segment provides operation and maintenance services to customers for our products under long-term service contracts. Our Energy Production segment installs, operates, and maintains distributed generation electricity systems that we own, and sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy contracts.
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
Basis of Presentation
    The financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board, or FASB. The FASB sets United States (U.S.) generally accepted accounting principles, or U.S. GAAP, to ensure financial condition, results of operations, and cash flows are consistently reported. References to U.S. GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, or ASC. We adopted the presentation requirements for noncontrolling interests required by ASC 810 Consolidation. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of the consolidated earnings and not a separate component of income or expense.
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of March 31, 2026 and December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All intercompany transactions have been eliminated in consolidation.
    The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date included in our Annual Report on Form 10-K for the year ended December 31, 2025, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
    For further information, refer to the consolidated financial statements and footnotes thereto included in Tecogen's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Segment Information
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration systems as described above. Our Services segment installs and maintains our cogeneration and chiller systems under long-term services contracts. Our Energy Production segment installs, operates, and maintains distributed generation electricity systems that we own, and sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy contracts. Segment profit is based on operating income after the elimination of intercompany transactions. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by our Chief Executive Officer, who is our Chief Operating Decision Maker, to allocate resources to and access performance of our segments. See Note 13. "Segments" of the Notes to Condensed Consolidated Financial Statements, for a reconciliation of segment profit to income (loss) from operations.

Significant Accounting Standards Adopted in the Period

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Financial Instruments - Credit Losses Topic (326). In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update is intended to address challenges encountered when applying the guidance of Topic 326, Financial Instruments-Credit Losses to accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update provide all entities with a practical expedient and entities other than public entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under Topic 326, in developing reasonable and supportable forecasts of expected credit losses, an entity is required to consider historical credit loss experience of financial assets with similar risks characteristics which generally provides a basis for an entity's assessment of credit losses, but also requires the entity to consider adjustments to that information to reflect the extent to which the entity expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The update allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The amendments should be applied prospectively. The adoption of ASU 2025-05 did not have a material effect on our financial position or results of operations.
Recently Issued Accounting Standards
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
Interim Reporting (Topic 270) - Narrow-Scope Improvements. In November 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This update is intended to improve the navigability of the required interim disclosures under Topic 270 and clarify when the guidance is applicable. The amendments also provide a comprehensive list of disclosures required by Topic 270 that should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose since the end of the last annual reporting period that have a material impact on the entity. The amendments clarify the applicability of Topic 270, the types of interim reporting, and the form and content of the interim financial statements in accordance with GAAP. The amendments in this update apply to all entities that provide interim financial statements and notes in accordance with GAAP and include guidance on the definition of interim financial statements and notes in accordance with GAAP, including referencing the U.S. Securities and Exchange Commission requirements for entities to which those requirements apply. The amendments are effective for interim reporting periods beginning after December 15, 2027, for public entities. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any and all prior periods presented in the financial statements. ASU 2024-11 will apply to Tecogen after December 15, 2027, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.
Codification Improvements. In December 2025, the Financial Accounting Standards Board Issued ASU 2025-12, Codification Improvements. ASU 2025-12 contains amendments to the Codification that affect a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in this update represent changes to the Codification that clarify, correct errors or make minor improvements, making the Codification easier to understand and apply. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption of the amendments in this update are permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If adopted in an interim period, the amendment must be adopted as of the beginning of the fiscal years that includes the interim period. An entity should apply the amendments in this update (except for amendments to Topic 260, Earnings per Share, related to Issue 4) using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments, or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied, by adjusting the opening balance of retained

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

earnings, or other appropriate components of equity or net assets, as of the beginning of the earliest comparative period presented. For amendments to Topic 260, Issue 4, an entity shall apply the amendments retrospectively to each prior reporting period presented in the period of adoption. ASU 2025-12 will apply to Tecogen after December 15, 2026. We are currently evaluating the impact on our consolidated financial statements and related disclosures, the adoption of which we anticipate will not have a material effect on our financial position or results of operations.

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
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. (See Note 13. "Segments " of the Notes to Condensed Consolidated Financial Statements.)
The following table further disaggregates our revenue by major source and by segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended
Revenues	March 31, 2026	March 31, 2025
Products:
Cogeneration	$356,241	$1,080,369
Chiller	780,589	1,374,197
Engineered Accessories	38,470	79,243
Total Products Revenue	1,175,300	2,533,809
Services	4,636,394	4,245,022
Energy production	524,075	498,939
Total revenues	$6,335,769	$7,277,770
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
Services Segment
Maintenance services are provided under either long-term service contracts or time and material maintenance contracts. Revenue under time and material maintenance contracts is recognized when the maintenance service is completed. Revenue under long-term maintenance contracts is recognized either ratably over the term of the contract where the contract price is fixed or when the periodic maintenance activities are completed and the invoiced cost to the customer is based on run hours or kilowatts produced in a given period. We use an output method to measure progress towards completion of our performance obligation which results in the recognition of revenue on the basis of a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. We use the practical expedient at ASC 606-10-55-18 of recognizing revenue in an amount equal to the amount we have the right to invoice the customer under the contract.
Energy Production Segment
Revenue from long-term energy contracts is recognized when electricity, heat, hot and/or chilled water is produced by our owned on-site cogeneration systems. Each month we bill the customer and recognize revenue for the various forms of energy delivered, based on meter readings which capture the quantity of the various forms of energy delivered in a given month under a contractually defined formula which takes into account the current month's cost of energy from the local power utility.

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
    We did not recognize any unbilled revenue during the three months ended March 31, 2026 that was included in the unbilled revenue receivable as of March 31, 2026.
    Revenue recognized during the three ended months March 31, 2026 that was included in the deferred revenue liability at December 31, 2025 was approximately $791,064.
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
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,194,905. We expect to recognize revenue of approximately 33.1% of the remaining performance obligations over the next 24 months, 22.7% recognized in the first 12 months and 10.4% recognized over the subsequent 12 months and the balance thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted income (loss) per share for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss available to stockholders	$(2,120,573)	$(659,922)
Denominator:
Weighted average shares outstanding - Basic	29,859,173	24,954,928
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding - Diluted	29,859,173	24,954,928
Basic loss per share	$(0.07)	$(0.03)
Diluted loss per share	$(0.07)	$(0.03)
Anti-dilutive shares underlying stock options outstanding	391,921	194,966

Note 4.	Inventories, net
Inventories at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials, net	$10,181,480	$9,361,583
Work-in-process	1,172,144	1,410,757
Finished goods, net	86,349	177,357
Total inventories, net	$11,439,973	$10,949,697

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	Estimated Useful Life (in Years)	March 31, 2026	December 31, 2025
Energy systems	10 - 15 years	$2,504,679	$2,488,929
Machinery and equipment	5 - 7 years	1,618,204	1,631,139
Furniture and fixtures	5 years	278,911	270,837
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,179,688	1,166,708
		5,774,347	5,750,478
Less - accumulated depreciation and amortization		(4,216,223)	(4,141,157)
Property, plant and equipment, net		$1,558,124	$1,609,321
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2026 and 2025 was $94,970 and $95,768, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of March 31, 2026 and December 31, 2025 we had the following amounts related to intangible assets and liabilities other than goodwill:

	March 31, 2026			December 31, 2025
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(737,754)	$39,711	$777,465	$(732,469)	$44,996
Patents	888,910	(705,183)	183,727	888,910	(682,370)	206,540
Developed technology	240,000	(208,000)	32,000	240,000	(204,000)	36,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(188,526)	75,410	263,936	(179,100)	84,836
Favorable contract asset	384,465	(384,465)	—	384,465	(383,540)	925
Customer contracts	2,225,123	(526,012)	1,699,111	2,225,123	(478,813)	1,746,310
	$4,806,795	$(2,749,940)	$2,056,855	$4,806,795	$(2,660,292)	$2,146,503

Intangible liability
Unfavorable contract liability	$2,341,478	$(2,148,943)	$192,535	$2,341,478	$(2,136,143)	$205,335
The aggregate amortization expense related to non-contract related intangible assets was $41,525 and $43,711 for the three months ended March 31, 2026 and 2025, respectively. The net aggregate expense related to the amortization of the contract related intangible assets and liabilities for the three months ended March 31, 2026 and 2025 was $35,323 and $14,050, respectively.

Contract Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us on May 18, 2017. The customer contract asset includes the maintenance services contracts acquired by us on April 1, 2023 as part of the Aegis acquisition and pursuant to the February 2024 Amendment and the May 2024 Amendment. (See Note 7. "Aegis Contract and Related Asset Acquisitions.")
Amortization of intangibles including contract related amounts is calculated using the straight line method over the remaining useful life or contract term, which range from approximately one year to eleven years, and is charged against either administrative expenses or cost of sales in the accompanying condensed consolidated statement of operations. Aggregate future amortization over the next five years from March 31, 2026 is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$165,723	$146,897	$312,620
Year 2	129,915	154,563	284,478
Year 3	18,768	158,007	176,775
Year 4	5,650	158,007	163,657
Year 5	5,649	170,624	176,273
Thereafter	5,143	718,478	723,621
Total	$330,848	$1,506,576	$1,837,424

Note 7.	Aegis Contract and Related Asset Acquisitions
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
On February 1, 2024, Tecogen and Aegis amended the Agreement to add eighteen (18) additional maintenance contracts assumed by us (the "February 2024 Amendment").
On May 1, 2024, Tecogen and Aegis amended the Agreement to add thirty-one (31) additional maintenance contracts assumed by us (the "May 2024 Amendment").
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
Acquisition Valuation
The fair value of the identifiable intangible asset was estimated using the income approach. The excess cash flow was discounted to present value using an appropriate rate of return to estimate the market value of the customer identifiable intangible asset and the risks associated with the future revenue forecasts due to potential changes in customer energy requirements or changes in the economic viability of these CHP sites which depend on the spread between natural gas fuel and electricity prices, all of which are not within our control. Key assumptions to value the customer identifiable intangible asset included the discount rate of 15%, profitability assumptions, revenue assumptions, and anticipated existing contract run out were the material assumptions utilized in the discounted cash flow model used to estimate fair value. The discount rate reflects an estimate of our weighted-average cost of capital. (See Note 6." Intangible Assets and Liabilities Other Than Goodwill.")
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the contract-related liabilities assumed as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Acquisition liabilities, current portion
Contingent consideration	$366,836	$349,385
Deferred maintenance reserve	307,183	327,777
	674,019	677,162
Acquisition liabilities, net of current portion
Contingent consideration	$754,029	$826,757

Revenues and gross profit from the Aegis maintenance contracts were $671,663 and $365,176 and $692,292 and $462,282, respectively, for the three months ended March 31, 2026 and 2025. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisitions dates.
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
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at March 31, 2026 and determined that the carrying value of the liabilities approximated the estimated fair value of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the year ended March 31, 2026.
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
    In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. As of March 31, 2026 the remaining minimum guaranteed cash flows aggregated to $4,155,675 over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively). Based upon an analysis of these energy producing assets expected future performance, as of March 31, 2026, we do not expect to make any material payments under the guarantee. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. For the year ended December 31, 2025, we recognized a threshold shortfall of $84,854. Payment of our obligation under the energy production contracts for the bi-annual period ended June 30, 2025, in the amount of $42,089, representing 100% of the cash flows shortfall below the minimum threshold for this measurement period was made in the third quarter of 2025. Our obligation under the energy production contracts was $42,765, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual measurement period ended December 31, 2025. Payment of the December 31, 2025 shortfall was issued in the first quarter of 2026.
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
Operating Leases
Operating leases are included in Right-of-use assets - operating leases, Operating lease liability, current portion and Operating lease liability, net of current portion, on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,200,000 and $1,225,000. As of March 31, 2026 we have expended $1,179,688 on the required improvements at our North Billerica facility. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024 we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service center for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025 we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025 we extended the term of our Windsor, CT service facility for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month. On July 1, 2025, we exercised our option and extended the term of our 1,414 square foot Mamaroneck, NY service center for an additional term of five (5) years, expiring on February 28, 2031. The straight-line monthly rent for the additional term is $4,519 for our Mamaroneck, NY service facility
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2026 and 2025 was $151,057 and $148,291, respectively.
Supplemental information related to operating leases for the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$149,101	$143,961
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$115,857
Weighted-average remaining lease term - operating leases	3.3 Years	3.9 Years
Weighted-average discount rate - operating leases	7.6%	7.6%

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to operating leases as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Operating leases
Right-of-use assets - operating leases	$1,366,435	$1,490,094

Operating lease liability, current portion	$527,990	$538,641
Operating lease liability, net of current portion	892,239	1,004,488
Total operating lease liability	$1,420,229	$1,543,129
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease liability, current portion and Finance lease liability, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles. As of March 31, 2026, we have forty (40) vehicles under lease of which five vehicles (5) have been added in the three months ended March 31, 2026.
Lease expense for finance leases for the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026	March 31, 2025
Finance lease cost:
Depreciation of right-of-use assets	$93,420	$32,167
Interest on lease liabilities	32,579	12,888
Total finance lease cost	$125,999	$45,055

Supplemental information related to finance leases for the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of finance lease liabilities	$126,926	$76,809
Right-of-use assets obtained in exchange for finance lease liabilities	265,420	226,794
Weighted-average remaining lease term - finance leases	3.8 Years	4.4 years
Weighted-average discount rate - finance leases	10.4%	10.3%

Supplemental balance sheet information related to finance leases as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Finance leases
Right-of-use assets - finance leases	$1,606,080	$1,434,080

Finance lease liability, current portion	$349,943	$280,265
Finance lease liability, net of current portion	1,085,015	992,285
Total finance lease liability	$1,434,958	$1,272,550

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Future minimum lease commitments under non-cancellable operating and finance leases as of March 31, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$574,415	$487,808	$1,062,223
Year 2	487,009	453,300	940,309
Year 3	384,944	441,073	826,017
Year 4	79,857	309,580	389,437
Year 5	52,195	41,422	93,617
Total lease payments	1,578,420	1,733,183	3,311,603
Less: imputed interest	158,191	298,225	456,416
Total	$1,420,229	$1,434,958	$2,855,187

Note 10.	Stock-Based Compensation
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
Stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the Amended Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company, are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant and such options are not exercisable after the expiration of five years from the date such option is granted. On January 1, 2026 the Amended Plan expired and no further incentive or non-qualified stock options or other awards may be granted or made under the Amended Plan.
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
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant and the option must expire within a period of not more than five years from the date of grant. The number of shares remaining available for future issuance under the Plan as of March 31, 2026 was 2,620,356.
During the year ended December 31, 2025, we recognized $799,997 of unearned compensation due to the issuance of restricted stock awards, with respect to 95,808 shares of common stock priced at $8.35 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the three months ended March 31, 2026, we granted nonqualified stock options to purchase an aggregate of 50,000 shares of common stock at $2.36 per share to key employees. These options have a vesting schedule of five years and expire in ten years from the date of grant. The fair value of the options issued in the three months ended March 31, 2026 was

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

$63,920. The weighted-average grant date fair value of stock options granted three months ended March 31, 2026 was $1.28 per share.
During the three months ended March 31, 2026 and 2025, options for 58,750 and 35,000 shares of common stock, respectively, were exercised.

Stock option activity for the three months ended March 31, 2026 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2025	2,347,044	$0.71	—	$8.61	$1.90	6.29 years	$7,961,973
Granted	50,000		$2.36		$2.36
Exercised	(58,750)	$0.88	—	$1.20	$0.93		$95,900
Canceled and forfeited	(65,500)	$0.71	—	$3.93	$0.95
Outstanding, March 31 2026	2,272,794	$0.71	—	$8.61	$1.97	6.10 years	$2,933,445

Exercisable, March 31, 2026	1,400,458				$1.26		$1,980,445
Vested and expected to vest, March 31, 2026	2,141,944				$1.90		$2,790,495
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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in three months ended March 31, 2026 and 2025 are as follows:

Stock Option Award Assumptions	March 31, 2026	March 31, 2025
Expected dividend yield	—%	—%
Expected life	6.50 years	6.25 years
Risk-free interest rate	5.20%	4.22%
Expected volatility	49.49%	42.33%

We recognized stock-based compensation expense of $82,486 and $40,833, respectively, for the three months ended March 31, 2026 and 2025. No tax benefit was recognized related to the stock-based compensation recorded during the period. For the three months ended March 31, 2026, we recognized stock-based compensation expense of $49,180 related to restricted stock grant awards. No tax benefit was recognized related to the stock-based compensation expense during the period. At March 31, 2026, the total compensation cost related to unvested stock option awards and restricted stock awards not yet recognized is $1,711,214 and this amount will be recognized over a weighted average period of 2.17 years.

Note 11.	Related Party Notes
On October 9, 2023, we entered into note subscription agreements with each of John N. Hatsopoulos and Earl R. Lewis, III, each a director and shareholder of the Company, pursuant to which Mr. Hatsopoulos agreed to provide financing to us of up to $1,000,000, and Mr. Lewis agreed to provide financing to us of $500,000, and potentially, an additional $500,000 at his discretion. On October 10, 2023, we borrowed $500,000 from Mr. Hatsopoulos and issued to him a one-year promissory note with interest accruing at 5.12% per annum. On July 23, 2024, we borrowed an additional $500,000 from Mr. Hatsopoulos, and issued a one-year promissory note with interest accruing at 5.06% per annum. On March 21, 2024, Mr. Hatsopoulos

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

amended the terms of the promissory note, dated October 10, 2023, extending the maturity date by one-year, making the maturity date October 10, 2025. On September 18, 2024, we borrowed $500,000 from Mr. Lewis and issued to him a one-year promissory note with interest accruing at 4.57% per annum.
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
The loans bear interest on the outstanding principal at the Internal Revenue Service’s Applicable Federal Rate to be determined at the time we issue a promissory note in connection with a loan drawdown. The notes may be prepaid by us at any time. The principal amount of each loan and accrued interest is subject to mandatory prepayment in the event of a change of control of the Company. The promissory notes are subject to customary events of default and are transferable provided the conditions to transfer set forth in the promissory notes are satisfied by the noteholder. The proceeds of the loans have been used for general working capital purposes and to fund the initial improvements required at our North Billerica facility.
On May 1, 2025, Mr. Lewis elected to convert the promissory note we issued to him in connection with his loan to us in the principal amount of $500,000 together with $14,148 of accrued and unpaid interest into 240,256 shares of our common stock at a per share price of $2.14. The number of shares was determined by dividing the balance due under the promissory note by the average closing price per share of our shares during the thirty-day period prior to the date of conversion. At May 1, 2025, our obligation to Mr. Lewis under the promissory note was paid and the note was canceled.
On September 3, 2025 and September 4, 2025, we paid $548,675 and $528,281, respectively, to Mr. Hatsopoulos in repayment of his loans to us in the aggregate principal amount of $1,000,000 together with $76,956 of accrued and unpaid interest. At September 4, 2025, our obligation to Mr. Hatsopoulos under the promissory notes were paid and the notes were canceled.

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
 Level 2 - Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. During the three months ended March 31, 2026 we had Level 2 financial assets which were liquidated as provided below.
 Level 3 - Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We have Level 3 liabilities as provided below.
Marketable equity securities
    The following table present the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of March 31, 2025 by level within the fair value hierarchy.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
March 31, 2025
Recurring fair value measurements
Available-for-sale equity securities
Aivita Group, Inc. formerly EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(18,749)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(18,749)

    We utilize a Level 2 category fair value measurement to value our investment in Aivita Group, Inc., formerly EuroSite Power Inc., as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2. During the three months ended March 31, 2026, our position in Aivita Group, Inc. was liquidated resulting in the receipt of $96,464 in proceeds.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the three months ended March 31, 2026 and March 31, 2025:

Fair value at December 31, 2025	$96,464
Proceeds from share liquidation	$(96,464)
Fair value at March 31, 2026	$—

Fair value at December 31, 2024	$93,744
Unrealized loss	(18,749)
Fair value at March 31, 2025	$74,995

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
March 31, 2026
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$366,836	$—	$—	$366,836	$—
Acquisition liabilities, net of current portion	754,029	—	—	754,029	—
Total recurring fair value measurements	$1,120,865	$—	$—	$1,120,865	$—

March 31, 2025
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$362,362	$—	$—	$362,362	$—
Acquisition liabilities, net of current portion	938,407	—	—	938,407	—
Total recurring fair value measurements	$1,300,769	$—	$—	$1,300,769	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM") manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis, (ii) making resource allocation decisions and (iii) designating responsibilities for his direct reports. As of March 31, 2026 and 2025, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in Note 1. Description of Business and Basis of Presentation, are organized around the products, services and energy production provided to customers and represent our reportable segments.
Our CODM utilizes segment profit, based on operating income after the elimination of intercompany transactions and segment identifiable assets to assess segment operating performance and to make resource allocation decisions. Certain costs such as other income (expense) are not included in the measure of segment profit and are excluded from management's assessment of segment financial performance.
Corporate includes finance, treasury, certain research and development costs, tax and legal costs and certain other costs which are not allocated to the reportable segments.
The following table presents information by reportable segment for the three months ended March 31, 2026 and 2025:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate	Total
Three Months Ended March 31, 2026
Revenues	$1,175,300	$4,636,394	$524,075	$—	$6,335,769
Cost of sales	647,348	2,700,169	398,590		3,746,107
Gross profit	527,952	1,936,225	125,485	—	2,589,662
Operating expenses	782,917	2,134,972	42,546	1,765,136	4,725,571
Profit (loss) from operations	$(254,965)	$(198,747)	$82,939	$(1,765,136)	$(2,135,909)

Identifiable assets	$8,986,940	$13,753,378	$1,431,310	$10,293,130	$34,464,758

Three Months Ended March 31, 2025
Revenues	$2,533,809	$4,245,022	$498,939	$—	$7,277,770
Cost of sales	1,487,750	2,258,898	310,082	—	4,056,730
Gross profit	1,046,059	1,986,124	188,857	—	3,221,040
Operating expenses	569,829	1,760,446	16,469	1,468,540	3,815,284
Profit (loss) from operations	$476,230	$225,678	$172,388	$(1,468,540)	$(594,244)

Identifiable assets	$10,255,443	$11,475,395	$2,703,490	$5,291,500	$29,725,828

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing and have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto for the period ended March 31, 2026.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in this report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Cautionary Note Concerning Forward Looking Statements,” above.
Recent Developments
Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("common stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025, between the Company and Roth Capital Partners, LLC, as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. See Note 1. "Description of Business and Basis of Presentation" of the Notes to Condensed Consolidated Statements for additional detail on the net Offering proceeds.
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
Impact of Outlook Regarding Fossil Fuels
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
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East. However, disruptions in global energy supplies and volatility in global energy prices may continue to result in higher energy prices for natural gas as a result of these conflicts and may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. We have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If the electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflict in the Middle East, including the recent military actions in Iran, may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities. We are continuing to evaluate the macroeconomic environment and our ability to mitigate the impact on our business, consolidated results of operations, and financial condition.
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
Our operations are comprised of three business segments. Our Products segment designs, manufactures and sells industrial and commercial cogeneration and chiller systems. Our Services segment provides operations and maintenance services ("O&M") for our products under long term service contracts. Our Energy Production segment installs, operates, and maintains distributed generation electricity systems that we own, and sells energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales contracts.

Results of Operations

First Quarter Ended March 31, 2026 Compared to the First Quarter Ended March 31, 2025

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	100.0%	100.0%
Cost of sales	59.1%	55.7%
Gross profit	40.9%	44.3%
Operating expenses
General and administrative	58.7%	40.2%
Selling	10.1%	8.2%
Research and development	5.7%	4.0%
Total operating expenses	74.6%	52.4%
Loss from operations	(33.7)%	(8.2)%
Total other expense, net	0.4%	(0.9)%
Loss before income taxes	(33.3)%	(9.1)%
Provision for state income taxes	0.2%	—%
Consolidated net loss	(33.4)%	(9.1)%
(Income) loss attributable to the noncontrolling interest	—%	—%
Net loss attributable to Tecogen, Inc.	(33.5)%	(9.1)%

TECOGEN INC.
Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	March 31, 2026	March 31, 2025	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$356,241	$1,080,369	$(724,128)	(67.0)%
Chiller	780,589	1,374,197	(593,608)	(43.2)%
Engineered accessories	38,470	79,243	(40,773)	(51.5)%
Total product revenues	1,175,300	2,533,809	(1,358,509)	(53.6)%
Services	4,636,394	4,245,022	391,372	9.2%
Energy production	524,075	498,939	25,136	5.0%
Total revenues	$6,335,769	$7,277,770	$(942,001)	(12.9)%

    Total revenues for the three months ended March 31, 2026 were $6,335,769 compared to $7,277,770 for the same period in 2025, a decrease of $942,001 or 12.9% year over year.

Products
    Products revenues in the three months ended March 31, 2026 were $1,175,300 compared to $2,533,809 for the same period in 2025, a decrease of $1,358,509, or 53.6%. The decrease in revenue during the three months ended March 31, 2026 is due to a decrease in cogeneration sales of $724,128, a decrease in chiller sales of $593,608, and a decrease in engineered accessory sales of $40,773. Cogeneration sales in the three months ended March 31, 2025 were higher due to the shipment of several cogeneration systems to customers seeking tax credits under the Inflation Reduction Act of 2022. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.
Services
    Service revenues in the three months ended March 31, 2026 were $4,636,394, compared to $4,245,022 for the same period in 2025, an increase of $391,372, or 9.2%. The increase in revenue during the three months ended March 31, 2026 is due to a $412,001 increase in revenues from existing service contracts, offset by a $20,629 reduction in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended March 31, 2026 were $524,075, compared to $498,939 for the same period in 2025, an increase of $25,136, or 5.0%. The increase in Energy Production revenue is due to an increase in run hours at certain sites in the three months ended March 31, 2026.
Cost of Sales
    Cost of sales in the three months ended March 31, 2026 was $3,746,107 compared to $4,056,730 for the same period in 2025, a decrease of $310,623, or 7.7%. The decrease in cost of sales is due to decreased Products shipments, offset by increased service contract maintenance costs due to higher labor and material costs three months ended March 31, 2026. During the three months ended March 31, 2026 our gross margin decreased to 40.9% compared to 44.3% for the same period in 2025, a 3.4% percentage point decrease due to higher service contract costs.
    Products
Cost of sales for Products in the three months ended March 31, 2026 was $647,348 compared to $1,487,750 for the same period in 2025, a decrease of $840,402, or 56.5% due to decreased sales of Products. During the three months ended March 31, 2026, our Products gross margin was 44.9% compared to 41.3% for the same period in 2025, a 3.6% percentage point increase. The increase in margin is a function of price increases instituted in 2026.

TECOGEN INC.

Services
Cost of sales for Services in the three months ended March 31, 2026 was $2,700,169 compared to $2,258,898 for the same period in 2025, an increase of $441,271, or 19.5%, due to increased labor and material costs. During the three months ended March 31, 2026, our Services gross margin decreased to 41.8% compared to 46.8% in the same period in 2025, a 5.0% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2026.
    Energy Production
    Cost of sales for Energy Production in the three months ended March 31, 2026 was $398,590 compared to $310,082 for the same period in 2025, an increase of $88,508, or 28.5%. During the three months ended March 31, 2026 our Energy Production gross margin decreased to 23.9% compared to 37.9% for the same period in 2025, a 14.0% percentage point decrease. The decrease in the energy production gross margin is due to increased gas costs at certain of our Energy Production sites in the three months ended March 31, 2026 compared to the same period in 2025.
Operating Expenses
Operating expenses increased $910,287, or 23.9%, to $4,725,571 in the three months ended March 31, 2026 compared to $3,815,284 in the same period in 2025.

	Three Months Ended
Operating Expenses	March 31, 2026	March 31, 2025	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$3,718,472	$2,928,135	$790,337	27.0%
Selling	640,932	594,481	46,451	7.8%
Research and development	363,823	292,668	71,155	24.3%
Loss on disposition of assets	2,344	—	2,344	100.0%
Total	$4,725,571	$3,815,284	$910,287	23.9%

General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended March 31, 2026 were $3,718,472 compared to $2,928,135 for the same period in 2025, an increase of $790,337 or 27.0%, due to a $170,008 increase in payroll and benefits, a $147,065 increase in operating supply costs, a $102,409 increase in credit losses due to the $75,000 credit loss recovery recognized in 2025, an $80,647 increase in depreciation and amortization costs, a $73,942 increase in stock-based compensation expense, a $48,845 increase in facility costs, a $48,228 increase in travel costs, a $39,156 increase in business insurance costs and the litigation reserve settlement of $79,006 recognized in the three months ended March 31, 2025.

Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended March 31, 2026 were $640,932 compared to $594,481 for the same period in 2025, an increase of $46,451 or 7.8%, due to increased advertising and trade show spend of $57,086 targeted to the data center market.

Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended March 31, 2026 were $363,823 compared to $292,668 for the same period in 2025, an increase of $71,155 or 24.3%, due to a $26,230 increase in payroll costs and other spending increases incurred to continue to improve and refine the hybrid-drive air-cooled chiller.

The loss on asset dispositions for the three months ended March 31, 2026 was $2,344.

Income (loss) from Operations

Our loss from operations for the three months ended March 31, 2026 was $2,135,909 compared to a loss from operations of $594,244 for the same period in 2025, an increase of $1,541,665. The increase in the loss from operations is due to lower Products segment revenues and gross profit, lower Services segment gross profit and by a $910,287 increase in operating expenses.

TECOGEN INC.
Other Income (Expense), net
    Other income, net for the three months ended March 31, 2026 was $28,154 compared to other expense net of $65,320 for the same period in 2025, an increase of $93,474, due to increased interest income earned on invested cash balances of $80,708, and a decrease of $18,749 in unrealized losses on marketable securities, offset by a $4,065 increase in foreign exchange losses and a $1,918 increase in interest due to borrowings under our vehicle leases during the three months ended March 31, 2026.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended March 31, 2026 and 2025 was $10,900 and $925, respectively, and represents estimated income tax payments, net of refunds, to various states.
Non-controlling Interest
    The income attributable to the non-controlling interest was $1,918 for the three months ended March 31, 2026 which represents the non-controlling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2025, loss attributable to the non-controlling interest was $567. The loss in the three months ended March 31, 2025 is attributable to the expiration of an Energy Production contract at one of the Energy Production sites.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended March 31, 2026 was a net loss of $2,120,573 compared to a net loss of $659,922 for the same period in 2025, an increase of $1,460,651, or 221.3%. The increase in the loss is due to lower Products segment revenues and gross profit, lower Services segment gross profit and by a $910,287 increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity
During the three months ended March 31, 2026, we incurred a loss from operations of $2,135,909 compared to a net loss from operations of $594,244 in the same period in 2025. Cash flows from operations decreased $1,934,718 during the three months ended March 31, 2026 compared to the same period in 2025. As of March 31, 2026, we had cash and cash equivalents of $9,332,650 compared to cash and cash equivalents of $12,430,287 as of December 31, 2025, a decrease of $3,097,637 or 24.9%, and an accumulated deficit as of March 31, 2026, of $58,009,222.
Cash Flows
The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Three Months Ended
Cash Provided by (Used in)	March 31, 2026	March 31, 2025	Increase (Decrease)
Operating activities	$(3,108,121)	$(1,173,403)	$(1,934,718)
Investing activities	50,346	(164,909)	215,255
Financing activities	(39,862)	(128)	(39,734)
Cash Provided by (Used in)	$(3,097,637)	$(1,338,440)	$(1,759,197)

Consolidated working capital at March 31, 2026 was $17,750,669 compared to $19,618,132 at December 31, 2025 a decrease of $1,867,463, or 9.5%. Included in working capital were cash and cash equivalents of $9,332,650 at March 31, 2026, compared to $12,430,287 at December 31, 2025, a decrease of $3,097,637, or 24.9%.
Cash Flows from Operating Activities
    Cash used by operating activities for the three months ended March 31, 2026 was $3,108,121 compared to cash used in operating activities of $1,173,403 for the same period in 2025, an increase in cash used in operating activities of $1,934,718. Our accounts receivable and unbilled revenue balances were $5,056,943 and $138,020, respectively, at March 31, 2026 compared to $4,280,991 and $138,020 at December 31, 2025, using $803,359 of cash.

TECOGEN INC.
Accounts payable increased to $3,612,215 as of March 31, 2026 from $3,381,545 at December 31, 2025, providing $230,669 in cash flow from operations. The increase in accounts payable was due to increased material procurement in anticipation of future Products shipments. Deferred revenue decreased to $4,194,904 as of March 31, 2026 compared to $4,796,863 as of December 31, 2025, due to the application of customer deposits against accounts receivables as Products ship, using $601,959 of cash from operations. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from Investing Activities
During the three months ended March 31, 2026 we used $46,118 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility and received $96,464 of proceeds from the liquidation of our investment in Aivita Group Inc., formerly EuroSite Power Inc. During the three months ended March 31, 2025 we used $132,020 of cash for improvements required to the North Billerica facility and distributed $32,889 to the 49% non-controlling interest holders of American DG New York LLC
Cash Flows from Financing Activities
During the three months ended March 31, 2026 we used $94,362 of cash in payment of finance lease principal and received $54,500 of proceeds from the exercise of stock options. During the three months ended March 31, 2025 we used $38,628 of cash in payment of finance lease principal and received $38,500 of proceeds from the exercise of stock opions.
Backlog
As of March 31, 2026, our backlog of product and installation projects, excluding service contracts, was $8,201,626, consisting of $2,046,462 of purchase orders received by us and $6,155,164 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. As of March 31, 2025, our backlog of product and installation projects, excluding service contracts, was $9,522,015 consisting of $9,091,587 of purchase orders received by us and $430,428 of projects in which the customer's internal approval process is complete, financial resources have been allocated and the customer has made a firm verbal commitment that the order is in the process of execution. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At March 31, 2026, we had cash and cash equivalents of $9,332,650, a decrease of $3,097,637 or 24.9% from the cash and cash equivalents balance at December 31, 2025. The decrease in cash during the three months ended March 31, 2026 is due to increased spending at our Services segment, manufacturing costs incurred to increase our production capacity, research and development costs incurred to continue to improve and refine the hybrid-drive air-cooled chiller and increases in our accounts receivable and inventories.
Based on our current operating plan, we believe existing resources, including cash and cash equivalents and the cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. In order to grow our business, fund the continued development of our hybrid-drive air-cooled chiller, and respond to opportunities in the data center market, we expect that our cash requirements will increase and we may need to raise additional capital through one or more debt equity financings to meet our need for capital to fund operations and future growth. There can be no assurance that we will be able to raise such additional financing or upon terms that are acceptable to us or at all.

Significant Accounting Policies and Critical Estimates
Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies and estimates that can have a significant impact upon our operating results, financial position and footnote disclosures are described in the above notes and in the Annual Report.

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent with the policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026.
    See Note 1, Description of Business and Basis of Presentation, to the Condensed Consolidated Financial Statements included elsewhere in this report.

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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer ("Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended ("Securities Exchange Act"), the term "disclosure controls and procedures" means controls and procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Securities Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, has concluded that our disclosure controls and procedures were not effective due to a material weakness with respect to a small number of individuals dealing with general controls over information technology. Management will continue to evaluate the above weaknesses and we are taking steps to remediate the weaknesses as resources become available.
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

TECOGEN INC.
Item 1A. Risk Factors
    In addition to the risks described below, you should carefully consider the factors discussed under "Item1A - Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 ("2025 Form 10-K") The risks discussed in our 2025 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2025 Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
We incurred a loss from operations of $2,135,909 during the three months ended March 31, 2026, compared to a loss from operations of $594,244 in the same period in 2025. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a loss from operations of $2,135,909 during the three months ended March 31, 2026, compared to a loss from operations of $594,244 in the three months ended March 31, 2025. Historically, we have incurred losses from operations, including a loss of $8,244,830 in the year ended December 31, 2025, and, as of March 31, 2026, we had an accumulated deficit of $58,009,222. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

TECOGEN INC.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
____________________________________________
*    Filed herewith
**    Furnished herewith
+    Compensatory plan or arrangement

TECOGEN INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TECOGEN INC.
(Registrant)

Dated: May 13, 2026	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)