Form 10-Q
period 2026-06-30
TECOGEN INC.
filed 2026-08-13
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of August 13, 2026, 30,187,822 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

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
FOR THE PERIOD ENDED JUNE 30, 2026

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Tecogen" refers to Tecogen Inc. and its consolidated subsidiaries, unless otherwise noted.

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,782,573	$12,430,287
Accounts receivable, net of allowances for expected credit losses of $445,683 and $389,079, respectively	4,199,469	4,280,991
Unbilled revenue	138,020	138,020
Inventories, net	12,027,655	10,949,697
Prepaid and other current assets	874,627	1,086,310
Total current assets	24,022,344	28,885,305
Long-term assets:
Property, plant and equipment, net	1,530,309	1,609,321
Right-of-use assets - operating leases, net	1,241,494	1,490,094
Right-of-use assets - finance leases	1,514,653	1,434,080
Intangible assets, net	1,968,132	2,146,503
Goodwill	1,248,442	1,248,442
Other assets	79,065	176,358
TOTAL ASSETS	$31,604,439	$36,990,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,069,563	$3,381,545
Accrued expenses	2,686,971	2,814,150
Deferred revenue, current portion	967,604	1,530,977
Operating lease obligations, current portion	478,847	538,641
Finance lease obligations, current portion	332,087	280,265
Acquisition liabilities, current portion	633,382	677,162
Unfavorable contract liability, current portion	41,043	44,433
Total current liabilities	8,209,497	9,267,173
Long-term liabilities:
Deferred revenue, net of current portion	3,208,904	3,265,886
Operating lease obligations, net of current portion	816,410	1,004,488
Finance lease obligations, net of current portion	989,519	992,285
Acquisition liabilities, net of current portion	687,345	826,757
Unfavorable contract liability, net of current portion	140,381	160,902
Total liabilities	14,052,056	15,517,491
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,179,072 issued and outstanding at June 30, 2026 and 29,846,479 shares issued and outstanding at December 31, 2025	30,180	29,847
Additional paid-in capital	79,804,451	78,216,467
Unearned compensation	(1,958,492)	(712,019)
Accumulated deficit	(60,157,825)	(55,888,649)
Total Tecogen Inc. stockholders’ equity	17,718,314	21,645,646
Noncontrolling interest	(165,931)	(173,034)
Total stockholders’ equity	17,552,383	21,472,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,604,439	$36,990,103
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2026	June 30, 2025
Revenues
Products	$1,134,772	$3,155,323
Services	4,375,253	3,965,168
Energy production	236,111	174,329
Total revenues	5,746,136	7,294,820
Cost of sales
Products	584,755	2,232,155
Services	2,772,569	2,469,737
Energy production	214,910	130,436
Total cost of sales	3,572,234	4,832,328
Gross profit	2,173,902	2,462,492
Operating expenses:
General and administrative	3,510,850	3,091,175
Selling	490,040	514,735
Research and development	320,224	268,724
(Gain) loss on disposition of assets	2,950	(280)
Total operating expenses	4,324,064	3,874,354
Loss from operations	(2,150,162)	(1,411,862)
Other income (expense)
Other income (expense), net	46,349	(6,378)
Interest expense	(39,244)	(38,153)
Total other income (expense), net	7,105	(44,531)
Loss before provision for state income taxes	(2,143,057)	(1,456,393)
Provision for state income taxes	361	16,762
Consolidated net loss	(2,143,418)	(1,473,155)
(Income) loss attributable to the noncontrolling interest	(5,185)	9,050
Loss attributable to Tecogen Inc.	$(2,148,603)	$(1,464,105)

Net loss per share - basic	$(0.07)	$(0.06)
Weighted average shares outstanding - basic	30,000,820	25,250,217
Net loss per share - diluted	$(0.07)	$(0.06)
Weighted average shares outstanding - diluted	30,000,820	25,250,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Revenues
Products	$2,310,072	$5,689,132
Services	9,011,647	8,210,190
Energy production	760,186	673,268
Total revenues	12,081,905	14,572,590
Cost of sales
Products	1,232,103	3,719,905
Services	5,472,738	4,728,635
Energy production	613,500	440,518
Total cost of sales	7,318,341	8,889,058
Gross profit	4,763,564	5,683,532
Operating expenses:
General and administrative	7,229,320	6,019,310
Selling	1,130,973	1,109,216
Research and development	684,047	561,392
(Gain) loss on disposition of assets	5,294	(280)
Total operating expenses	9,049,634	7,689,638
Loss from operations	(4,286,070)	(2,006,106)
Other income (expense)
Other income (expense), net	108,747	(20,623)
Interest expense	(73,489)	(70,479)
Unrealized loss on investment securities	—	(18,749)
Total other income (expense), net	35,258	(109,851)
Loss before provision for state income taxes	(4,250,812)	(2,115,957)
Provision for state income taxes	11,261	17,687
Consolidated net loss	(4,262,073)	(2,133,644)
(Income) loss attributable to noncontrolling interest	(7,103)	9,617
Net loss attributable to Tecogen Inc.	$(4,269,176)	$(2,124,027)

Net loss per share - basic	$(0.14)	$(0.08)
Weighted average shares outstanding - basic	29,930,388	25,103,388
Net loss per share - diluted	$(0.14)	$(0.08)
Weighted average shares outstanding - diluted	29,930,388	25,103,388

The accompanying notes are an integral part of these condensed consolidated financial statements

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Six Months June 30, 2026 and 2025
(unaudited)

Three Months ended June 30, 2026	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at March 31, 2026	29,905,229	$29,906	$78,353,394	$(58,009,222)	$(662,839)	$(171,116)	$19,540,123
Exercise of stock options	12,723	13	9,950	—		—	9,963
Restricted stock awards	261,120	261	1,349,729	—	(1,349,990)	—	—
Stock-based compensation expense	—	—	91,378	—	54,337	—	145,715
Net income (loss)	—	—	—	(2,148,603)		5,185	(2,143,418)
Balance at June 30, 2026	30,179,072	$30,180	$79,804,451	$(60,157,825)	$(1,958,492)	$(165,931)	$17,552,383

Six Months Ended June 30, 2026	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2025	29,846,479	$29,847	$78,216,467	$(55,888,649)	$(712,019)	$(173,034)	$21,472,612
Exercise of stock options	71,473	72	64,391	—	—	—	64,463
Restricted stock awards	261,120	261	1,349,729	—	(1,349,990)	—	—
Stock-based compensation expense	—	—	173,864	—	103,517	—	277,381
Net income (loss)	—	—	—	(4,269,176)	—	7,103	(4,262,073)
Balance at June 30, 2026	30,179,072	$30,180	$79,804,451	$(60,157,825)	$(1,958,492)	$(165,931)	$17,552,383

Three Months Ended June 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at March 31, 2025	24,985,261	$24,985	$57,924,587	$(48,299,816)	$—	$(138,263)	$9,511,493
Exercise of stock options	345,973	346	356,080	—	—	—	356,426
Related party note conversion to common stock	240,256	240	513,908	—	—	—	514,148
Distributions to noncontrolling interest	—	—	—	—	—	(10,067)	(10,067)
Stock-based compensation expense	—	—	42,606	—	—	—	42,606
Net loss	—	—	—	(1,464,105)	—	(9,050)	(1,473,155)
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$—	$(157,380)	$8,941,451

Six Months Ended June 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$—	$(104,807)	$10,125,538
Exercise of stock options	380,973	381	394,545	—	—	—	394,926
Related party note conversion to common stock	240,256	240	513,908	—	—	—	514,148
Distributions to noncontrolling interest	—	—	—	—	—	(42,956)	(42,956)
Stock-based compensation expense	—	—	83,439	—	—	—	83,439
Net loss	—	—	—	(2,124,027)	—	(9,617)	(2,133,644)
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$—	$(157,380)	$8,941,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(4,262,073)	$(2,133,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	543,849	391,381
Provision for (recovery of) credit losses	56,604	(75,000)
Stock-based compensation	277,381	83,439
Unrealized loss on investment securities	—	18,749
Loss (gain) on disposition of assets	5,294	(280)
Non-cash interest expense	—	33,538
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	24,920	(538,938)
Inventory	(1,077,960)	(45,224)
Unbilled revenue	—	272,160
Prepaid assets and other current assets	115,219	(268,691)
Other assets	345,894	186,766
Increase (decrease) in:
Accounts payable	(311,983)	803,540
Accrued expenses and other current liabilities	(127,178)	85,325
Deferred revenue	(620,355)	(2,193,607)
Other liabilities	(431,178)	(395,134)
Net cash provided by (used in) operating activities	(5,461,566)	(3,775,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,387)	(277,989)
Proceeds from disposition of assets	4,709	280
Proceeds from the liquidation of investment in Aivita Group	96,464	—
Distributions to noncontrolling interest	—	(42,956)
Net cash used in investing activities	(18,214)	(320,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Finance lease principal payments	(232,397)	(63,010)
Proceeds from exercise of stock options	64,463	394,926
Net cash provided (used in) by financing activities	(167,934)	331,916
Net increase (decrease) in cash and cash equivalents	(5,647,714)	(3,764,369)
Cash and cash equivalents, beginning of the period	12,430,287	5,405,233
Cash and cash equivalents, end of the period	$6,782,573	$1,640,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,918	$36,526
Cash paid for taxes	$11,261	$17,687

Non-cash investing activities
Right-of-use assets acquired under operating leases	$—	$193,480
Right-of-use assets acquired under finance leases	$281,567	$557,893

Non-cash financing activities
Related party note conversion to common stock	$—	$514,148

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
Transaction Costs:
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
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of June 30,

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

2026 and December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All intercompany transactions have been eliminated in consolidation.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Interim Reporting (Topic 270) - Narrow-Scope Improvements. In November 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This update is intended to improve the navigability of the required interim disclosures under Topic 270 and clarify when the guidance is applicable. The amendments also provide a comprehensive list of disclosures required by Topic 270 that should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose since the end of the last annual reporting period that have a material impact on the entity. The amendments clarify the applicability of Topic 270, the types of interim reporting, and the form and content of the interim financial statements in accordance with GAAP. The amendments in this update apply to all entities that provide interim financial statements and notes in accordance with GAAP and include guidance on the definition of interim financial statements and notes in accordance with GAAP, including referencing the U.S. Securities and Exchange Commission requirements for entities to which those requirements apply. The amendments are effective for interim reporting periods beginning after December 15, 2027, for public entities. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any and all prior periods presented in the financial statements. ASU 2025-11 will apply to Tecogen after December 15, 2027, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Disaggregated Revenue
In general, our business segmentation is aligned according to the nature and economic characteristics of our products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See Note 13."Segments" of the Notes to Condensed Consolidated Financial Statements.
The following table further disaggregates our revenue by major source and by segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
Revenues	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Products:
Cogeneration	$249,720	$1,066,835	$605,961	$2,147,204
Chiller	684,239	2,015,893	1,464,828	3,390,090
Engineered Accessories	200,813	72,595	239,283	151,838
Total Products Revenue	1,134,772	3,155,323	2,310,072	5,689,132
Services	4,375,253	3,965,168	9,011,647	8,210,190
Energy production	236,111	174,329	760,186	673,268
Total revenues	$5,746,136	$7,294,820	$12,081,905	$14,572,590
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the six months ended June 30, 2026, that was included in unbilled revenue as of June 30, 2026.
    Revenue recognized during the six months ended June 30, 2026, that was included in deferred revenue at December 31, 2025 was approximately $1,132,357.
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
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,176,508. We expect to recognize revenue of approximately 33.2% of the remaining performance obligations over the next 24 months, 23.2% recognized in the first 12 months and 10% recognized over the subsequent 12 months and the balance thereafter.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 3. Income (Loss) Per Common Share
Basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss available to stockholders	$(2,148,603)	$(1,464,105)	$(4,269,176)	$(2,124,027)
Denominator:
Weighted average shares outstanding - Basic	30,000,820	25,250,217	29,930,388	25,103,388
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	30,000,820	25,250,217	29,930,388	25,103,388
Basic loss per share	$(0.07)	$(0.06)	$(0.14)	$(0.08)
Diluted loss per share	$(0.07)	$(0.06)	$(0.14)	$(0.08)

Anti-dilutive shares underlying stock options outstanding	455,459	—	455,459	—

Note 4.	Inventories, net
Inventories at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials, net	$10,564,388	$9,361,583
Work-in-process	1,043,050	1,410,757
Finished goods, net	420,217	177,357
Total inventories, net	$12,027,655	$10,949,697

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	Estimated Useful Life (in Years)	June 30, 2026	December 31, 2025
Energy systems	10 - 15 years	$2,557,726	$2,488,929
Machinery and equipment	5 - 7 years	1,506,449	1,631,139
Furniture and fixtures	5 years	283,098	270,837
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,195,016	1,166,708
		5,735,154	5,750,478
Less - accumulated depreciation and amortization		(4,204,845)	(4,141,157)
Property, plant and equipment, net		$1,530,309	$1,609,321
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2026 and 2025 was $93,425 and $188,395 and $100,198 and $195,966, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of June 30, 2026 and December 31, 2025 we had the following amounts related to intangible assets and liabilities other than goodwill:

	June 30, 2026			December 31, 2025
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(743,044)	$34,421	$777,465	$(732,469)	$44,996
Patents	888,860	(727,942)	160,918	888,910	(682,370)	206,540
Developed technology	240,000	(212,000)	28,000	240,000	(204,000)	36,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(197,952)	65,984	263,936	(179,100)	84,836
Favorable contract asset	384,465	(384,465)	—	384,465	(383,540)	925
Customer contracts	2,225,123	(573,210)	1,651,913	2,225,123	(478,813)	1,746,310
	$4,806,745	$(2,838,613)	$1,968,132	$4,806,795	$(2,660,292)	$2,146,503

Intangible liability
Unfavorable contract liability	$2,341,478	$(2,160,054)	$181,424	$2,341,478	$(2,136,143)	$205,335
The aggregate amortization expense related to non-contract related intangible assets were $41,526 and $83,051 and $42,273 and $85,984 for the three and six months ended June 30, 2026 and 2025, respectively. The net aggregate expense related to the amortization of the contract related intangible assets and liabilities for the three and six months ended June 30, 2026 and 2025 were $36,086 and $71,409 and $18,398 and $32,448, respectively.

Contract Related Intangibles
The favorable contract asset and unfavorable contract liability in the foregoing table represent the fair value of ADGE's customer contracts (both positive for favorable contracts and negative for unfavorable contracts) which were acquired by us on May 18, 2017. The customer contract asset includes the maintenance services contracts acquired by us on April 1, 2023 as part of the Aegis acquisition and pursuant to the February 2024 Amendment and the May 2024 Amendment. See Note 7. "Aegis Contract and Related Asset Acquisitions."
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

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$165,661	$147,747	$313,408
Year 2	94,324	157,128	251,452
Year 3	14,366	158,007	172,373
Year 4	5,650	158,542	164,192
Year 5	5,649	174,116	179,765
Thereafter	3,673	674,949	678,622
Total	$289,323	1,470,489	$1,759,812

Note 7.	Aegis Contract and Related Asset Acquisitions
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
Acquisition Valuation
The fair value of the identifiable intangible asset was estimated using the income approach. The excess cash flow was discounted to present value using an appropriate rate of return to estimate the market value of the customer identifiable intangible asset and the risks associated with the future revenue forecasts due to potential changes in customer energy requirements or changes in the economic viability of these CHP sites which depend on the spread between natural gas fuel and electricity prices, all of which are not within our control. Key assumptions to value the customer identifiable intangible asset included the discount rate of 15%, profitability assumptions, revenue assumptions, and anticipated existing contract run out were the material assumptions utilized in the discounted cash flow model used to estimate fair value. The discount rate reflects an estimate of our weighted-average cost of capital. (See Note 6. " Intangible Assets and Liabilities Other Than Goodwill").
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
The following table summarizes the contract-related liabilities assumed as of June 30, 2026, and December 31, 2025:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	June 30, 2026	December 31, 2025
Acquisition liabilities, current portion
Contingent consideration	$366,354	$349,385
Deferred maintenance reserve	267,028	327,777
	$633,382	$677,162
Acquisition liabilities, net of current portion
Contingent consideration	$687,345	$826,757

Revenues and gross profit from the Aegis maintenance contracts were $748,725 and $482,032 and $1,420,388 and $847,208, respectively, for the three and six months ended June 30, 2026. Revenue and gross profit for the three and six months ended June 30, 2025 were $500,736 and $271,784 and $1,193,028 and $734,066, respectively. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisitions.
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
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at June 30, 2026 and determined that the carrying value of the liabilities approximated the estimated fair value of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the year ended June 30, 2026.
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
    In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. As of June 30, 2026 the remaining minimum guaranteed cash flows aggregated to $3,733,220 over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively). Based upon an analysis of these energy producing assets expected future performance, as of June 30, 2026, we do not expect to make any material payments under the guarantee. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. For the year ended December 31, 2025, we recognized a threshold shortfall of $84,854. Payment of our obligation under the energy production contracts for the bi-annual period ended June 30, 2025, in the amount of $42,089, representing 100% of the cash flows shortfall below the minimum threshold for this measurement period was made in the third quarter of 2025.
At June 30, 2026, our obligation under the energy production contracts was $91,912, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual period ended June 30, 2026. The shortfall was due to unexpected repair costs at two sites, which have been remediated and are not expected to be reoccuring. The shortfall payment will be remitted in the third quarter of 2026.
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
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,200,000 and $1,225,000. As of June 30, 2026 we have expended $1,195,016 on the required improvements at our North Billerica facility. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024, we entered into a lease agreement for 2,063 square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,891 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service facility for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025, we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025, we extended the term of our Windsor, CT service center for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month. On July 1, 2025, we exercised our option and extended the term of our 1,414 square foot Mamaroneck, NY service center for an additional term of five (5) years, expiring on February 28, 2031. The straight-line monthly rent for the additional term is $4,519 for our Mamaroneck, NY service facility
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2026 and 2025 was $150,343 and $301,400 and $148,969 and $297,260, respectively.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental information related to operating leases for the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$298,348	$274,399
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$193,480
Weighted-average remaining lease term - operating leases	2.8 Years	3.7 Years
Weighted-average discount rate - operating leases	7.6%	7.6%
Supplemental balance sheet information related to operating leases as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Operating leases
Right-of-use assets - operating leases	$1,241,494	$1,490,094

Operating lease liability, current portion	$478,847	$538,641
Operating lease liability, net of current portion	816,410	1,004,488
Total operating lease liability	$1,295,257	$1,543,129
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease obligations, current portion and Finance lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles. As of June 30, 2026, we have forty (40) vehicles under lease of which five vehicles (5) have been added in the six months ended June 30, 2026.
Lease expense for finance leases for the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Finance lease cost:
Depreciation of right-of-use assets	$200,994	$76,469
Interest on lease liabilities	67,934	30,253
Total finance lease cost	$268,928	$106,722

Supplemental information related to finance leases for the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of finance lease liabilities	$300,331	$144,463
Right-of-use assets obtained in exchange for finance lease liabilities	$281,567	$557,893
Weighted-average remaining lease term - finance leases	3.6 Years	4.4 Years
Weighted-average discount rate - finance leases	10.3%	10.2%

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to finance leases as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Finance leases
Right-of-use assets - finance leases	$1,514,653	$1,434,080

Finance lease liability, current portion	$332,087	$280,265
Finance lease liability, net of current portion	989,519	992,285
Total finance lease liability	$1,321,606	$1,272,550

Future minimum lease commitments under non-cancellable operating and finance leases as of June 30, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$554,039	$452,841	$1,006,880
Year 2	477,516	452,841	930,357
Year 3	286,620	428,389	715,009
Year 4	72,947	233,483	306,430
Year 5	37,960	16,796	54,756
Total lease payments	1,429,082	1,584,350	3,013,432
Less: imputed interest	133,825	262,744	396,569
Total	$1,295,257	$1,321,606	$2,616,863

Note 10.	Stock-Based Compensation
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
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant and the option must expire within a period of not more than five years from the date of grant. The number of shares remaining available for future issuance under the Plan as of June 30, 2026 was 2,620,356.
During the year ended December 31, 2025, we recognized $799,997 of unearned compensation due to the issuance of restricted stock awards, with respect to 95,808 shares of common stock priced at $8.35 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the six months ended June 30, 2026, we recognized $1,349,990 of unearned compensation due to the issuance of restricted stock awards, with respect to 261,120 shares of common stock priced at $5.17 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the six months ended June 30, 2026, we granted nonqualified stock options to purchase an aggregate of 50,000 shares of common stock at $2.36 per share to key employees. These options have a vesting schedule of five years and expire in ten years from the date of grant. The fair value of the employee nonqualified options issued in the six months ended June 30, 2026 was $63,920. During the six months ended June 30, 2026, we granted nonqualified stock options to purchase an aggregate of 125,000 shares of common stock at $5.17 per share to our board of directors. These options have a vesting schedule of four years and expire in ten years from the date of grant. The fair value of the director nonqualified options issued in the six months ended June 30, 2026 was $479,750. The weighted-average grant date fair value of nonqualified stock options granted six months ended June 30, 2026 was $3.11 per share.
During the six months ended June 30, 2026, we granted incentive stock options to purchase an aggregate of 85,623 shares of common stock at $5.17 per share to key employees. These options have a vesting schedule of four years and expire in ten years from the date of grant. The fair value of the qualified stock options granted in the six months ended June 30, 2026 was $328,621
The weighted-average grant date fair value of all stock options granted six months ended June 30, 2026 was $3.35 per share.
During the six months ended June 30, 2026 and 2025, options for 71,473 and 380,973 shares of common stock, respectively, were exercised.

Stock option activity for the six months ended June 30, 2026 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2025	2,347,044	$0.71	—	$8.61	$1.90	6.70 years	$7,961,973
Granted	260,623	$2.36	—	$5.17	$4.63
Exercised	(71,473)	$0.79	—	$1.20	$0.90		$308,589
Canceled and forfeited	(84,585)	$0.71	—	$3.93	$1.63
Outstanding, June 30, 2026	2,451,609	$0.71	—	$8.61	$2.23	6.28 years	$8,091,544

Exercisable, June 30, 2026	1,458,650				$1.22		$5,829,551
Vested and expected to vest, June 30, 2026	2,302,665				$2.14		$7,752,245
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

The weighted average assumptions used in the Black-Scholes option pricing model for options granted in six months ended June 30, 2026 and 2025 are as follows:

Stock Option Award Assumptions	June 30, 2026	June 30, 2025
Expected dividend yield	—%	—%
Expected life	6.30 years	6.25 years
Risk-free interest rate	4.17%	4.22%
Expected volatility	77.21%	42.33%

Consolidated stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was $91,378 and $173,864 and $42,606 and $83,439, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period. For the three and six months ended June 30, 2026,we recognized stock-based compensation expense of $54,337 and $103,517, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At June 30, 2026, the total compensation cost related to unvested stock option awards and restricted stock awards not yet recognized is $3,723,860 and this amount will be recognized over a weighted average period of 2.32 years.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Marketable equity securities
    The following tables present the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of June 30, 2026 and 2025 by level within the fair value hierarchy.

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Gains (losses)
June 30, 2026
Recurring fair value measurements
Marketable equity securities
Aivita Group, Inc. formerly EuroSite Power Inc.	$—	$—	$—	$—	$—
Total recurring fair value measurements	$—	$—	$—	$—	$—

June 30, 2025
Recurring fair value measurements
Marketable equity securities
Aivita Group, Inc. formerly EuroSite Power Inc.	$74,995	$—	$74,995	$—	$(18,749)
Total recurring fair value measurements	$74,995	$—	$74,995	$—	$(18,749)

    We utilize a Level 2 category fair value measurement to value our investment in EuroSite Power, Inc. as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the six months ended June 30, 2026 and 2025:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Fair value at December 31, 2025	$96,464
Proceeds from share liquidation	(96,464)
Fair value at June 30, 2026	$—

Fair value at December 31, 2024	$93,744
Unrealized loss	(18,749)
Fair value at June 30, 2025	$74,995

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

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
June 30, 2026
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$366,354	$—	$—	$366,354	$—
Acquisition liabilities, net of current portion	687,345	—	—	687,345	—
Total recurring fair value measurements	$1,053,699	$—	$—	$1,053,699	$—

June 30, 2025
Recurring fair value measurements
Contingent contract consideration
Acquisition liabilities, current portion	$370,697	$—	$—	$370,697	$—
Acquisition liabilities, net of current portion	878,151	—	—	878,151	—
Total recurring fair value measurements	$1,248,848	$—	$—	$1,248,848	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis, (ii) making resource allocation decisions and (iii) designating responsibilities for his direct reports. As of June 30, 2026, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in "Note 1. Description of Business and Basis of Presentation", are organized around the products, services and energy production provided to customers and represent our reportable segments.
Our CODM uses segment profit, based on operating income after the elimination of intercompany transactions and segment identifiable assets to assess segment operating performance and to make resource allocation decisions. Certain costs

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

such as other income (expense) are not included in the measure of segment profit and are excluded from management's assessment of segment financial performance.
Corporate includes finance, treasury, certain research and development costs, tax and legal costs and certain other costs which are not allocated to the reportable segments.
The following table presents information by reportable segment for the three and six months ended June 30, 2026 and 2025:

	Products	Services	Energy Production	Corporate	Total
Three Months Ended June 30, 2026
Revenues	$1,134,772	$4,375,253	$236,111	$—	$5,746,136
Cost of sales	584,755	2,772,569	214,910		3,572,234
Gross profit	550,017	1,602,684	21,201	—	2,173,902
Operating expenses	704,377	2,032,476	13,832	1,573,379	4,324,064
Profit (loss) from operations	$(154,360)	$(429,792)	$7,369	$(1,573,379)	$(2,150,162)

Identifiable assets	$9,456,484	$12,814,977	$1,448,717	$7,884,261	$31,604,439

Six Months Ended June 30, 2026
Revenues	$2,310,072	$9,011,647	$760,186	$—	$12,081,905
Cost of sales	1,232,103	5,472,738	613,500		7,318,341
Gross profit	1,077,969	3,538,909	146,686	—	4,763,564
Operating expenses	1,487,294	4,167,448	56,378	3,338,514	9,049,634
Profit (loss) from operations	$(409,325)	$(628,539)	$90,308	$(3,338,514)	$(4,286,070)

Identifiable assets	$9,456,484	$12,814,977	$1,448,717	$7,884,261	$31,604,439

Three Months Ended June 30, 2025
Revenues	$3,155,323	$3,965,168	$174,329	$—	$7,294,820
Cost of sales	2,232,155	2,469,737	130,436	—	4,832,328
Gross profit	923,168	1,495,431	43,893	—	2,462,492
Operating expenses	607,312	1,857,872	(797)	1,409,967	3,874,354
Profit (loss) from operations	$315,856	$(362,441)	$44,690	$(1,409,967)	$(1,411,862)

Identifiable assets	$11,211,540	$11,676,917	$2,602,821	$2,860,559	$28,351,837

Six Months Ended June 30, 2025
Revenues	$5,689,132	$8,210,190	$673,268	$—	$14,572,590
Cost of sales	3,719,905	4,728,635	440,518	—	8,889,058
Gross profit	1,969,227	3,481,555	232,750	—	5,683,532
Operating expenses	1,177,141	3,618,318	15,672	2,878,507	7,689,638
Profit (loss) from operations	$792,086	$(136,763)	$217,078	$(2,878,507)	$(2,006,106)

Identifiable assets	$11,211,540	$11,676,917	$2,602,821	$2,860,559	$28,351,837

Note 14.	Subsequent Events
    We have evaluated events through the date of this filing and have determined that no material subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

TECOGEN INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included in this report and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this report. See “Item 1 - Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the “Cautionary Note Concerning Forward-Looking Statements,” above.
Recent Developments
Uplist to NYSE American Stock Exchange
On April 30, 2025, we announced that our common stock had been approved for listing on the NYSE American LLC ("NYSE American") stock exchange. On May 6, 2025, our common stock began trading on the NYSE American under our current symbol "TGEN."
Recent Equity Financing
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of our common stock, $.001 par value per share ("common stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025, between the Company and Roth Capital Partners, LLC, as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100.
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
Impact of Geopolitical Tensions
We have no operations or customers in Russia, the Ukraine, or in the Middle East, including Iran. The higher energy prices for natural gas as a result of these conflicts may affect the performance of our Energy Production Segment and the cost differential between grid generated energy and natural gas sourced energy using our cogeneration equipment. However, we have also seen higher electricity prices as much of the electricity production in the United States is generated from fossil fuels. If electricity prices continue to rise, the economic savings generated by our products are likely to increase. In addition to the direct result of changes in natural gas and electricity prices, the war in Ukraine and the conflicts in the Middle East, including the conflict in Iran, may result in higher cybersecurity risks, increased or ongoing supply chain challenges, and volatility related to the trading prices of commodities.

TECOGEN INC.
Impact of Tariffs
The majority of our vendors are domestic. Although we have some exposure to Chinese and European suppliers, we do not anticipate any increases in tariffs to materially affect our operations. On July 23, 2026, President Trump imposed a broad tariff on countries around the world and the European Union, replacing expiring 10.0% global tariffs with new tariffs of 10-12.5% on imported commodities. We do not anticipate that these tariff increases will materially affect our operations.
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

Our Growth Strategies
Artificial Intelligence Data Centers
We believe artificial intelligence data centers represent a significant growth opportunity for Tecogen because our chiller and on-site power generation solutions can help alleviate power constraints faced by data centers. By using our natural gas cooling systems instead of an electric cooling system, a data center can increase the amount of available power for computing. This increase in available power has the potential to increase a data center’s revenue and profits.
A single data center could use upwards of 10,000 tons of cooling which would require approximately 20 Tecogen DTx chillers or 36 of our dual power source chillers, which could exceed our average historical annual product sales. An electric chiller plant of a similar size would require approximately 12MW of power allocation (electric chiller full load 1.1 to 1.2KW/refrigeration ton for air cooled chillers). This could represent up to $28 million in lost revenue to a data center based on current rental rates for data centers (national average of $195.94/KW/month based upon the CBRE North American Data Center Trends H2 2025). If this power is allocated to an electric chiller, it is not available for computing, reducing the revenue potential of a data center by a commensurate amount.
On February 28, 2025, to begin marketing our product solutions to data centers, we signed a global partnership agreement with Vertiv Corporation (“Vertiv”) for the marketing and sale of our products for data center cooling applications in the U.S. and abroad. We agreed to provide Vertiv with reasonable discounts for purchases of significant volumes of our chillers, and Vertiv agreed to use commercially reasonable efforts to assist us in securing favorable terms for engineering

TECOGEN INC.
components and supplies for manufacturing our chillers. Pursuant to the Vertiv Agreement we have granted Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications outside the United States, and the non-exclusive right to market and sell our chillers for such applications within the United States. We have also agreed to grant Vertiv the exclusive right to market and sell our DTx chillers for data center cooling applications in the United States if Vertiv achieves and maintains agreed sales levels. The foregoing description of the Vertiv Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which was filed as Exhibit 99.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2025.Vertiv is a global provider of critical digital infrastructure and continuity solutions, including for data and communications centers.
Although there can be no assurance, management believes that, if we are able to penetrate the data center market, the data center market may represent a significant revenue growth opportunity for us. At the end of 2025, 5,994 MW of new data center capacity was in construction. See CBRE North America Data Center Trends H2 2025. Construction activity was driven in part by robust demand and extended timelines due to power constraints at existing data centers. Power consumption and the requisite cooling requirements have been increasing with each new generation of chips. For example, the maximum thermal design power for the Rubin architecture increased to 2.3KW in 2026 (from 1.4KW for the Blackwell Ultra in 2025 (and is expected to increase to 4.0KW for Rubin Ultra chips in 2027).
During the third quarter of 2021, we began development of the Tecochill Hybrid-Drive Air-Cooled Chiller. We recognized that there were many applications where the customer wanted an easy to install chiller. Using the inverter design from our InVerde e+ cogeneration module, the system can simultaneously take two inputs, one from the grid or a renewable energy source and one from our natural gas engine. This allows a customer to seek the optimum blend of operational cost savings and greenhouse gas benefits while providing added resiliency from two power sources (which can be blended as desired). In some cases, if data centers can shed load on demand from electric utilities, they are likely to reduce the time it takes to get power from electric utilities. See Flexible Data Centers: A Faster, More Affordable Path to Power December 2025.
We introduced the Tecochill Hybrid-Drive Air-Cooled Chiller at the AHR Expo in February 2023 and received an order on February 8, 2024, for three hybrid-drive air-cooled chillers for a utility company in Florida which were shipped in the second and third quarter of 2025. In March 2024, the US Patent and Trademark Office granted patent 11,936,327: "Hybrid Power System With Electric Generator and Auxiliary Power Source.
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
During the months of July and August, 2026, we hosted twelve (12) demonstrations of our dual-sourced air-cooled chiller to hyperscale data center operators and data center contractors and partners.
Controlled Environment Agriculture
On July 20, 2022, we announced our intention to focus on opportunities for the use of our cogeneration equipment in low carbon Controlled Environment Agriculture ("CEA"). We believe that CEA offers an exciting opportunity to apply our expertise in clean cooling, power generation, and greenhouse gas (“GHG”) reduction to address critical issues affecting food and energy security.
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

TECOGEN INC.
in CEA facilities by supplementing or replacing natural light with grow lights in a climate-controlled environment - which requires significant energy use.
In recent years, our cogeneration equipment has been used in numerous cannabis cultivation facilities because our systems reduce the facility's need for power, significantly reduce operating costs and the facility GHG footprint, and offer resiliency to grid outages. Our experience providing clean energy solutions to cannabis cultivation facilities has given us significant insight into requirements relating to energy-intensive indoor agriculture applications that we believe to be transferable to CEA facilities for food production.

TECOGEN INC.
Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	June 30, 2026	June 30, 2025
Revenues	100.0%	100.0%
Cost of sales	62.2%	66.2%
Gross profit	37.8%	33.8%
Operating expenses
General and administrative	61.1%	42.4%
Selling	9.0%	7.1%
Research and development	5.6%	3.7%
(Gain) loss on disposition of assets	0.1%	—%
Total operating expenses	75.8%	53.2%
Loss from operations	(37.8)%	(19.4)%
Total other expense, net	0.1%	(0.6)%
Loss before income taxes	(37.7)%	(20.0)%
Provision for state income taxes	—%	0.2%
Consolidated net loss	(37.7)%	(20.2)%
(Income) loss attributable to the noncontrolling interest	(0.1)%	0.1%
Net loss attributable to Tecogen, Inc.	(37.8)%	(20.1)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	June 30, 2026	June 30, 2025	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$249,720	$1,066,835	$(817,115)	(76.6)%
Chiller	684,239	2,015,893	(1,331,654)	(66.1)%
Engineered accessories	200,813	72,595	128,218	176.6%
Total product revenues	1,134,772	3,155,323	(2,020,551)	(64.0)%
Services	4,375,253	3,965,168	410,085	10.3%
Energy production	236,111	174,329	61,782	35.4%
Total revenues	$5,746,136	$7,294,820	$(1,548,684)	(21.2)%

    Total revenues for the three months ended June 30, 2026 were $5,746,136 compared to $7,294,820 for the same period in 2025, a decrease of $1,548,684 or 21.2% year over year.

    Products
Products revenues in the three months ended June 30, 2026, were $1,134,772 compared to $3,155,323 for the same period in 2025, a decrease of $2,020,551, or 64.0%. The decrease in revenue during the three months ended June 30, 2026 is due to a decrease of $1,331,654 in chiller sales and a decrease in cogeneration sales of $817,115, partially offset by an increase in engineered accessory sales of $128,218. Cogeneration sales in the three months ended June 30, 2025 were higher due to the shipment of several cogeneration systems to customers seeking tax credits under the Inflation Reduction Act of 2022.Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

TECOGEN INC.
Services
    Service revenues in the three months ended June 30, 2026 were $4,375,253, compared to $3,965,168 for the same period in 2025, an increase of $410,085, or 10.3%. The increase in revenue during the three months ended June 30, 2026 is due to a $247,989 increase in revenues from the acquired Aegis maintenance contracts and a $162,096 increase in revenues from existing service contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended June 30, 2026 were $236,111, compared to $174,329 for the same period in 2025, an increase of $61,782, or 35.4%. The increase in Energy Production revenue is due to improved site operations in the three months ended June 30, 2026.
Cost of Sales
    Cost of sales in the three months ended June 30, 2026, was $3,572,234 compared to $4,832,328 for the same period in 2025, a decrease of $1,260,094, or 26.1%. The decrease in cost of sales is due to decreased product shipments, partially offset by increased service contract maintenance costs due to higher labor and material costs. During the three months ended June 30, 2026, our gross margin increased to 37.8% compared to 33.8% for the same period in 2025, a 4.0% percentage point increase due to higher Products margins.
    Products
Cost of sales for Products in the three months ended June 30, 2026, was $584,755 compared to $2,232,155 for the same period in 2025, a decrease of $1,647,400, or 73.8% due to decreased sales of Products. During the three months ended June 30, 2026, our Products gross margin was 48.5% compared to 29.3% for the same period in 2025, a 19.2% percentage point increase. The increase in gross margin percentage is due to price increases instituted in 2026.
Services
Cost of sales for Services in the three months ended June 30, 2026, was $2,772,569 compared to $2,469,737 for the same period in 2025, an increase of $302,832, or 12.3%, due to increased labor and material costs. During the three months ended June 30, 2026, our Services gross margin decreased to 36.6% compared to 37.7% in the same period in 2025, a 1.1% percentage point decrease. The decrease in gross margin percent is due to increased labor and material costs incurred in 2026.
    Energy Production
    Cost of sales for Energy Production in the three months ended June 30, 2026, was $214,910 compared to $130,436 for the same period in 2025, an increase of $84,474, or 64.8%. During the three months ended June 30, 2026, our Energy Production gross margin decreased to 9.0% compared to 25.2% for the same period in 2025, a 16.2% percentage point decrease. The increase in costs and the decreased gross margin are due to the guarantee shortfall of $91,912 recognized for the bi-annual period ended June 30, 2026.
Operating Expenses
Operating expenses increased $449,710, or 11.6%, to $4,324,064 in the three months ended June 30, 2026 compared to $3,874,354 in the same period in 2025.

	Three Months Ended
Operating Expenses	June 30, 2026	June 30, 2025	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$3,510,850	$3,091,175	$419,675	13.6%
Selling	490,040	514,735	$(24,695)	4.8%
Research and development	320,224	268,724	$51,500	19.2%
(Gain) loss on disposition of assets	2,950	(280)	$3,230	(1,153.6)%
Total	$4,324,064	$3,874,354	$449,710	11.6%

TECOGEN INC.

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended June 30, 2026 were $3,510,850 compared to $3,091,175 for the same period in 2025, an increase of $419,675 or 13.6%, due to a $204,966 increase in payroll and benefits, a $29,195 increase in credit losses, an $70,447 increase in depreciation and amortization costs, a $83,778 increase in stock-based compensation expense, a $42,381 increase in facility costs, a $4,026 increase in travel costs, a $51,103 increase in business insurance costs, offset partially by a $71,512 decrease in operating supply costs in the three months ended June 30, 2026.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended June 30, 2026, were $490,040 compared to $514,735 for the same period in 2025, a decrease of $24,695 or 4.8%, due to decreased sales commissions.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended June 30, 2026, were $320,224 compared to $268,724 for the same period in 2025, an increase of $51,500 or 19.2%, due to a $43,223 increase in payroll costs and other spending increases incurred to continue to improve and refine the hybrid-drive air-cooled chiller.
The loss on asset dispositions for the three months ended June 30, 2026, was $2,950 compared to a gain on asset dispositions of $280 for the three months ended June 30, 2025.
Income (loss) from Operations
    Our loss from operations for the three months ended June 30, 2026, was $2,150,162 compared to a loss from operations of $1,411,862 for the same period in 2025, an increase of $738,300, or 52.3%. The increase in the loss from operations is due to lower Products segment revenues and gross profit and a $449,710 increase in operating expenses.
Other Income (Expense), net
    Other income, net for the three months ended June 30, 2026, was $7,105 compared to other expense net of $44,531 for the same period in 2025, an increase of $51,635, due to a $62,234 increase in interest income earned on invested cash balances, offset partially by an increase in currency exchange losses of $9,624 and by a $1,091 increase in interest expense due to borrowings under our lease financing arrangement in the three months ended June 30, 2026.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended June 30, 2026 and 2025 was $361 and $16,762, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
    The income attributable to the noncontrolling interest was $5,185 for the three months ended June 30, 2026, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2025, the loss attributable to the noncontrolling interest was $9,050. The loss in the three months ended June 30, 2025, is attributable to the expiration of an Energy Production contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended June 30, 2026, was a net loss of $2,148,603 compared to a net loss of $1,464,105 for the same period in 2025, an increase of $684,498, or 46.8%. The increase in the net loss is due to lower Products segment revenues and gross profit and a $449,710 increase in operating expenses.

TECOGEN INC.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Six Months Ended
	June 30, 2026	June 30, 2025
Revenues	100.0%	100.0%
Cost of sales	60.6%	61.0%
Gross profit	39.4%	39.0%
Operating expenses
General and administrative	59.8%	41.3%
Selling	9.4%	7.6%
Research and development	5.7%	3.9%
(Gain) loss on disposition of assets	—%	—%
Total operating expenses	74.9%	52.8%
Loss from operations	(35.5)%	(13.8)%
Total other income (expense), net	0.3%	(0.8)%
Consolidated net loss before taxes	(35.2)%	(14.5)%
Provision for state income taxes	0.1%	0.2%
Consolidated net loss	(35.3)%	(14.7)%
(Income) loss attributable to the noncontrolling interest	(0.1)%	0.1%
Net loss attributable to Tecogen, Inc.	(35.4)%	(14.6)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Six Months Ended
	June 30, 2026	June 30, 2025	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$605,961	$2,147,204	$(1,541,243)	(71.8)%
Chiller	1,464,828	3,390,090	(1,925,262)	(56.8)%
Engineered accessories	239,283	151,838	87,445	57.6%
Total product revenues	2,310,072	5,689,132	(3,379,060)	(59.4)%
Services	9,011,647	8,210,190	801,457	9.8%
Energy production	760,186	673,268	86,918	12.9%
Total revenues	$12,081,905	$14,572,590	$(2,490,685)	(17.1)%

Total revenues for the six months ended June 30, 2026 were $12,081,905 compared to $14,572,590 for the same period in 2025, a decrease of $2,490,685 or 17.1% year over year.

Products
Products revenues in the six months ended June 30, 2026, were $2,310,072 compared to $5,689,132 for the same period in 2025, a decrease of $3,379,060, or 59.4%. The decrease in revenue during the six months ended June 30, 2026 is due to a decrease in chiller sales of $1,925,262 and a decrease in cogeneration sales of $1,541,243, partially offset by an increase in engineered accessory sales of $87,445. Cogeneration sales in the six months ended June 30, 2025 were higher due to the shipment of several cogeneration systems to customers seeking tax credits under the Inflation Reduction Act of 2022. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

TECOGEN INC.
Services
    Service revenues in the six months ended June 30, 2026, were $9,011,647, compared to $8,210,190 for the same period in 2025, an increase of $801,457, or 9.8%. The increase in revenue during the six months ended June 30, 2026, is due to a $574,097 increase in revenue from existing service contracts and a $227,360 increase in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the six months ended June 30, 2026, were $760,186, compared to $673,268 for the same period in 2025, an increase of $86,918, or 12.9%. The increase in Energy Production revenue is due to improved site operations in the six months ended June 30, 2026.
Cost of Sales
    Cost of sales in the six months ended June 30, 2026, was $7,318,341 compared to $8,889,058 for the same period in 2025, a decrease of $1,570,717, or 17.7%. The decrease in cost of sales is due to decreased product shipments partially offset by increased service contract maintenance costs due to higher labor and material costs. During the six months ended June 30, 2026, our gross margin increased to 39.4% compared to 39.0% for the same period in 2025, a 0.4% percentage point increase due to higher Products segment gross margin.
    Products
Cost of sales for Products in the six months ended June 30, 2026, was $1,232,103 compared to $3,719,905 for the same period in 2025, a decrease of $2,487,802, or 66.9% due to decreased sales of Products. During the six months ended June 30, 2026, our Products gross margin was 46.7% compared to 34.6% for the same period in 2025, a 12.1% percentage point increase. The increase in the gross margin percentage is due price increases instituted in 2026.
Services
Cost of sales for Services in the six months ended June 30, 2026 was $5,472,738 compared to $4,728,635 for the same period in 2025, an increase of $744,103, or 15.7%, due to increased labor and material costs. During the six months ended June 30, 2026, our Services gross margin decreased to 39.3% compared to 42.4% in the same period in 2025, a 3.1% percentage point decrease. The decrease in margin is due to higher material labor and material costs incurred in 2026.
    Energy Production
    Cost of sales for Energy Production in the six months ended June 30, 2026, was $613,500 compared to $440,518 for the same period in 2025, an increase of $172,982, or 39.3%. During the six months ended June 30, 2026, our Energy Production gross margin decreased to 19.3% compared to 34.6% for the same period in 2025, a 15.3% percentage point decrease. The increase in costs and the decreased gross margin are due to the guarantee shortfall of $91,912 recognized for the bi-annual period ended June 30, 2026.
Operating Expenses
Operating expenses increased $1,359,996, or 17.7%, to $9,049,634 in the six months ended June 30, 2026, compared to $7,689,638 in the same period in 2025.

	Six Months Ended
Operating Expenses	June 30, 2026	June 30, 2025	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$7,229,320	$6,019,310	$1,210,010	20.1%
Selling	1,130,973	1,109,216	21,757	2.0%
Research and development	684,047	561,392	122,655	21.8%
Gain on disposition of assets	5,294	(280)	5,574	(1,990.7)%
Total	$9,049,634	$7,689,638	$1,359,996	17.7%

TECOGEN INC.
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the six months ended June 30, 2026, were $7,229,320 compared to $6,019,310 for the same period in 2025, an increase of $1,210,010 or 20.1%, due to a $374,974 increase in payroll and benefits, a $75,553 increase in operating supply costs, a $131,604 increase in credit losses due to the $75,000 credit loss recovery recognized in 2025, an $151,094 increase in depreciation and amortization costs, a $157,720 increase in stock-based compensation expense, a $91,226 increase in facility costs, a $52,254 increase in travel costs, a $90,259     increase in business insurance costs and the litigation reserve settlement of $79,006 recognized in the six months ended June 30, 2025.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the six months ended June 30, 2026, were $1,130,973 compared to $1,109,216 for the same period in 2025, an increase of $21,757 or 2.0%, due to increased advertising and trade show spend targeted to the data center market.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the six months ended June 30, 2026, were $684,047 compared to $561,392 for the same period in 2025, an increase of $122,655 or 21.8%, due to a $69,453 increase in payroll costs and other spending increases incurred to continue to improve and refine the hybrid-drive air-cooled chiller.
The loss on asset dispositions for the six months ended June 30, 2026 was $5,294 compared to a gain on asset dispositions of $280 for the six months ended June 30, 2025.
Income (loss) from Operations
    Our loss from operations for the six months ended June 30, 2026, was $4,286,070 compared to a loss from operations of $2,006,106 for the same period in 2025, an increase in the loss from operations of $2,279,964, or 113.7%. The increase in the loss from operations is due to lower Products segment revenues and gross profit and a $1,359,996 increase in operating expenses.
Other Income (Expense), net
    Other income, net for the six months ended June 30, 2026, was $35,258 compared to other expense net of $109,851 for the same period in 2025, an increase of $145,109, due to a $142,943 increase in interest income earned on invested cash balances and a $18,749 decrease in unrealized loss on marketable securities, offset partially by a $13,689 increase in currency exchange losses and by a $3,010 increase in interest expense due to borrowings under our lease financing arrangement in the six months ended June 30, 2026.
Provision for State Income Taxes
    The provision for state income taxes for the six months ended June 30, 2026 and 2025 was $11,261 and $17,687, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
The income attributable to the noncontrolling interest was $7,103 for the six months ended June 30, 2026, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2025, the loss attributable to the noncontrolling interest was $9,617. The loss in the six months ended June 30, 2025, is attributable to the expiration of a contract at one of the Energy Production sites and the temporary shutdown of a site for repairs.
Net Income (loss) Attributable to Tecogen Inc.
The net loss attributable to Tecogen Inc., for the six months ended June 30, 2026, was a net loss of $4,269,176 compared to a net loss of $2,124,027 for the same period in 2025, an increase of $2,145,149, or 101.0%. The increase in the net loss is due to lower Products segment revenues and gross profit and a $1,359,996 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the six months ended June 30, 2026, we incurred a net loss from operations of $4,286,070 compared to a net loss from operations of $2,006,106 in the same period in 2025. Cash flows used in operations increased $1,685,946 during the six months ended June 30, 2026, compared to the same period in 2025, due to the loss from operations. As of June 30, 2026, we had cash and cash equivalents of $6,782,573 compared to cash and cash equivalents of $12,430,287 as of December 31, 2025, a decrease of $5,647,714 or 45.4%, and an accumulated deficit as of June 30, 2026, of $60,157,825.
On July 21, 2025, we closed on the sale of an aggregate of 3,985,000 shares of common stock, $0.001 par value per share ("Common Stock"), including an additional 485,000 shares of common stock to cover over-allotments, at a price to the public of $5.00 per share (before deduction of underwriting discounts and commissions), in a firm commitment underwritten public offering pursuant to an underwriting agreement, dated July 18, 2025 between the Company and Roth Capital Partners, LLC as sole underwriter and manager for the offering ("Offering"). The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses were approximately $18,105,100. We have been reliant upon such financing to fund our operations.
Cash Flows
The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Six Months Ended
Cash Provided by (Used in)	June 30, 2026	June 30, 2025	Increase (Decrease)
Operating activities	$(5,461,566)	$(3,775,620)	$(1,685,946)
Investing activities	(18,214)	(320,665)	302,451
Financing activities	(167,934)	331,916	(499,850)
Change in cash and cash equivalents	$(5,647,714)	$(3,764,369)	$(1,883,345)
Consolidated working capital at June 30, 2026, was $15,812,847 compared to $19,618,132 at December 31, 2025, a decrease of $3,805,285, or 19.4%, due to the loss from operations. Included in working capital were cash and cash equivalents of $6,782,573 at June 30, 2026, compared to $12,430,287 at December 31, 2025, a decrease of $5,647,714, or 45.4%.
Cash Flows from (Used in) Operating Activities
    Cash used by operating activities for the six months ended June 30, 2026, was $5,461,566 compared to cash used of $3,775,620 by operating activities for the same period in 2025, an increase in cash used of $1,685,946. Our accounts receivable and unbilled revenue balances were $4,199,469 and $138,020, respectively, at June 30, 2026, compared to $4,280,991 and $138,020 at December 31, 2025, using $24,920 of cash.
Accounts payable decreased to $3,069,563 as of June 30, 2026, from $3,381,545 at December 31, 2025, using $311,983 in cash flow from operations. The decrease in accounts payable is due to a reduction in dated payable liabilities. Deferred revenue decreased to $4,176,508 as of June 30, 2026, compared to $4,796,863 as of December 31, 2025, due to the application of customer deposits against accounts receivables due to Products shipments, using $620,355 of cash from operations. Our inventories increased in the six months ended June 30, 2026 using $1,077,960 in cash. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from (Used in) Investing Activities
During the six months ended June 30, 2026, we used $119,387 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility, received $96,464 of proceeds from the liquidation of our investment in Aivita Group Inc., formerly EuroSite Power Inc. and received $4,709 in proceeds from the disposition of assets. During the six months ended June 30, 2025 we used $277,989 of cash for improvements required at the North Billerica facility and distributed $42,956 to the 49% non-controlling interest holders of American DG New York LLC and received $280 in proceeds from the disposition of assets, including insurance proceeds.
Cash Flows from (Used in) Financing Activities
During six months ended June 30, 2026, we used $232,397 of cash in payment of finance lease principal and received $64,463 of proceeds from the exercise of stock options. During the six months ended June 30, 2025, we used $63,010 of cash in payment of finance lease principal and received $394,926 of proceeds from the exercise of stock options.

TECOGEN INC.
Backlog
As of June 30, 2026, our backlog of product, excluding service contracts, was $6,945,252, consisting of $5,172,502 of purchase orders received by us and $1,772,750 of projects in which the customer's internal approval process is complete, financial resources have been allocated, and the customer has made a firm verbal commitment that the order is in the process of execution.
As of June 30, 2025, our backlog of product and installation projects, excluding service contracts, was $6,215,443 consisting of $6,215,443 of purchase orders received by us. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At June 30, 2026, we had cash and cash equivalents of $6,782,573, a decrease of $5,647,714 or 45.4% from the cash and cash equivalents balance at December 31, 2025. The decrease in cash during the six months ended June 30, 2026 is due to increased spending at our Services segment, manufacturing costs incurred to increase our production capacity, research and development costs incurred to continue to improve and refine the hybrid-drive air-cooled chiller and an increase in our inventories.
Based on our current operating plan, we believe existing resources, including cash and cash equivalents and the cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. We relied upon the cash from the July 2025 equity raise to fund our operating activities in six months ended June 30, 2026, which were negatively impacted by lower Products revenue, increased spending at our Services segment and other cost increases incurred in anticipation of increased future Products segment data center orders and revenue. In order to grow our business, fund the continued development of our hybrid-drive air-cooled chiller, and respond to opportunities in the data center market, we expect that our cash requirements will increase and we may need to raise additional capital through one or more debt or equity financings to meet our need for capital to fund operations and future growth. There can be no assurance that we will be able to raise such additional financing or upon terms that are acceptable to us or at all.

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

Significant New Accounting Standards or Updates Not Yet Effective
    The Company's critical accounting policies have remained consistent with the policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026.
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
Remediation
We are committed to remediating the material weakness identified in internal controls over financial reporting and have begun the process to remediate this material weakness. Our efforts will focus on instituting mitigating controls to address segregation of duties; hiring of additional staff; implementing additional controls to address system access deficiencies; implementing additional controls over business operations; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks. We have expanded our accounting and financial reporting personnel with additional U.S GAAP and internal controls experience, which begins to address the segregation of duty issues and have implemented monitoring and review controls within key financial reporting processes.
Changes in Internal Control over Financial Reporting:
We have implemented changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including the retention of accounting and financial reporting personnel with additional U.S GAAP and internal controls experience, which is intended to address the segregation of duty issues and we have implemented monitoring and review controls within key financial reporting processes.
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

TECOGEN INC.
Risks Related to Our Business and Financial Condition
We incurred a net loss of $4,269,176 during the six months ended June 30, 2026, compared to a loss of $2,124,027 in the same period in 2025. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss of $4,269,176 during the six months ended June 30, 2026, compared to a net loss of $2,124,027 in the six months ended June 30, 2025. Historically, we have incurred net losses, including a net loss of $8,244,830 for the year ended December 31, 2025, and, as of June 30, 2026, we had an accumulated deficit of $60,157,825. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

TECOGEN INC.
(Registrant)

Dated: August 13, 2026	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)