Form 10-Q
period 2026-09-30
TECOGEN INC.
filed 2026-11-12
CIK 1537435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐     Accelerated filer         ☐
Non–accelerated filer     ☒     Smaller reporting company     ☒
Emerging growth company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 12, 2026, 30,187,822 shares of common stock, $0.001 par value per share, of the registrant were issued and outstanding.

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause us, our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ. See "Part I, Item 1A. Risk Factors” and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025 and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1.A. Risk Factors" in this report that discuss some of the factors that could contribute to these differences.
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

TECOGEN INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2026

TECOGEN INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,333,436	$12,430,287
Accounts receivable, net of allowances for expected credit losses of $563,952 and $389,079, respectively	5,181,659	4,280,991
Unbilled revenue	138,020	138,020
Inventories, net	11,486,060	10,949,697
Prepaid and other current assets	876,832	1,086,310
Total current assets	23,016,007	28,885,305
Long-term assets:
Property, plant and equipment, net	1,469,871	1,609,321
Right-of-use assets - operating leases, net	1,263,405	1,490,094
Right-of-use assets - finance leases, net	1,407,078	1,434,080
Intangible assets, net	1,879,409	2,146,503
Goodwill	1,248,442	1,248,442
Other assets	82,080	176,358
TOTAL ASSETS	$30,366,292	$36,990,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,109,047	$3,381,545
Accrued liabilities	2,606,828	2,814,150
Deferred revenue, current portion	1,328,096	1,530,977
Operating lease obligations, current portion	488,460	538,641
Finance lease obligations, current portion	340,820	280,265
Acquisition liabilities, current portion	635,016	677,162
Unfavorable contract liability, current portion	39,357	44,433
Total current liabilities	8,547,624	9,267,173
Long-term liabilities:
Deferred revenue, net of current portion	3,118,340	3,265,886
Operating lease obligations, net of current portion	834,732	1,004,488
Finance lease obligations, net of current portion	900,082	992,285
Acquisition liabilities, net of current portion	568,820	826,757
Unfavorable contract liability, net of current portion	131,806	160,902
Total liabilities	14,101,404	15,517,491
Commitments and contingencies
Stockholders’ equity:
Tecogen Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,187,822 issued and outstanding at September 30, 2026 and 29,846,479 shares issued and outstanding at December 31, 2025	30,189	29,847
Additional paid-in capital	79,947,620	78,216,467
Unearned compensation	(1,822,840)	(712,019)
Accumulated deficit	(61,747,393)	(55,888,649)
Total Tecogen Inc. stockholders’ equity	16,407,576	21,645,646
Noncontrolling interest	(142,688)	(173,034)
Total stockholders’ equity	16,264,888	21,472,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,366,292	$36,990,103
 The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenues
Products	$3,047,954	$2,983,795
Services	4,462,607	3,943,510
Energy production	363,259	255,816
Total revenues	7,873,820	7,183,121
Cost of sales
Products	2,221,685	1,885,377
Services	2,561,731	2,946,438
Energy production	144,459	167,740
Total cost of sales	4,927,875	4,999,555
Gross profit	2,945,945	2,183,566
Operating expenses:
General and administrative	3,724,299	3,411,762
Selling	508,669	572,869
Research and development	285,450	297,926
(Gain) loss on disposition of assets	(6,075)	1,713
Total operating expenses	4,512,343	4,284,270
Loss from operations	(1,566,398)	(2,100,704)
Other income (expense)
Other income (expense), net	37,481	81,925
Interest expense	(37,408)	(41,113)
Unrealized gain (loss) on investment securities	—	(56,246)
Total other income (expense), net	73	(15,434)
Loss before provision for state income taxes	(1,566,325)	(2,116,138)
Provision for state income taxes	—	2,928
Consolidated net loss	(1,566,325)	(2,119,066)
(Income) loss attributable to the noncontrolling interest	(23,243)	(11,881)
Loss attributable to Tecogen Inc.	$(1,589,568)	$(2,130,947)

Net loss per share - basic	$(0.05)	$(0.07)
Weighted average shares outstanding - basic	30,185,254	28,817,040
Net loss per share - diluted	$(0.05)	$(0.07)
Weighted average shares outstanding - diluted	30,185,254	28,817,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Revenues
Products	$5,358,026	$8,672,927
Services	13,474,254	12,153,700
Energy production	1,123,445	929,085
Total revenues	19,955,725	21,755,712
Cost of sales
Products	3,453,788	5,605,282
Services	8,034,469	7,675,073
Energy production	757,959	608,258
Total cost of sales	12,246,216	13,888,613
Gross profit	7,709,509	7,867,099
Operating expenses:
General and administrative	10,953,622	9,431,073
Selling	1,639,642	1,682,085
Research and development	969,497	859,318
(Gain) loss on disposition of assets	(781)	1,433
Total operating expenses	13,561,980	11,973,909
Loss from operations	(5,852,471)	(4,106,810)
Other income (expense)
Other income (expense), net	146,231	61,302
Interest expense	(110,897)	(111,592)
Unrealized loss on investment securities	—	(74,995)
Total other income (expense), net	35,334	(125,285)
Loss before provision for state income taxes	(5,817,137)	(4,232,095)
Provision for state income taxes	11,261	20,615
Consolidated net loss	(5,828,398)	(4,252,710)
(Income) loss attributable to noncontrolling interest	(30,346)	(2,264)
Net loss attributable to Tecogen Inc.	$(5,858,744)	$(4,254,974)

Net loss per share - basic	$(0.20)	$(0.16)
Weighted average shares outstanding - basic	30,016,277	26,354,875
Net loss per share - diluted	$(0.20)	$(0.16)
Weighted average shares outstanding - diluted	30,016,277	26,354,875

The accompanying notes are an integral part of these condensed consolidated financial statements

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three and Nine Months September 30, 2026 and 2025
(unaudited)

Three Months ended September 30, 2026	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at June 30, 2026	30,179,072	$30,180	$79,804,451	$(60,157,825)	$(1,958,492)	$(165,931)	$17,552,383
Exercise of stock options	8,750	9	10,491	—		—	10,500
Stock-based compensation expense	—	—	132,678	—	135,652	—	268,330
Net income (loss)	—	—	—	(1,589,568)		23,243	(1,566,325)
Balance at September 30, 2026	30,187,822	$30,189	$79,947,620	$(61,747,393)	$(1,822,840)	$(142,688)	$16,264,888

Nine Months Ended September 30, 2026	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2025	29,846,479	$29,847	$78,216,467	$(55,888,649)	$(712,019)	$(173,034)	$21,472,612
Exercise of stock options	80,223	81	74,882	—	—	—	74,963
Restricted stock awards	261,120	261	1,349,729	—	(1,349,990)	—	—
Stock-based compensation expense	—	—	306,542	—	239,169	—	545,711
Net income (loss)	—	—	—	(5,858,744)	—	30,346	(5,828,398)
Balance at September 30, 2026	30,187,822	$30,189	$79,947,620	$(61,747,393)	$(1,822,840)	$(142,688)	$16,264,888

Three Months Ended September 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at June 30, 2025	25,571,490	$25,571	$58,837,181	$(49,763,921)	$—	$(157,380)	$8,941,451
Follow-on offering, net of transaction costs	3,985,000	3,985	18,101,115				18,105,100
Issuance of restricted stock awards	95,808	96	799,901		(799,997)		—
Exercise of stock options	166,681	167	263,310	—	—	—	263,477
Stock-based compensation expense	—	—	88,714	—	37,705	—	126,419
Net income (loss)	—	—	—	(2,130,947)	—	11,881	(2,119,066)
Balance at September 30, 2025	29,818,979	$29,819	$78,090,221	$(51,894,868)	$(762,292)	$(145,499)	$25,317,381

Nine Months Ended September 30, 2025	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Non-controlling Interest	Total
Balance at December 31, 2024	24,950,261	$24,950	$57,845,289	$(47,639,894)	$—	$(104,807)	$10,125,538
Follow-on offering, net of transaction costs	3,985,000	3,985	18,101,115	—		—	18,105,100
Issuance of restricted stock awards	95,808	96	799,901	—	(799,997)	—	—
Exercise of stock options	547,654	548	657,855	—	—	—	658,403
Related party note conversion to common stock	240,256	240	513,908	—	—	—	514,148
Distributions to noncontrolling interest	—	—	—	—	—	(42,956)	(42,956)
Stock-based compensation expense	—	—	172,153	—	37,705	—	209,858
Net income (loss)	—	—	—	(4,254,974)	—	2,264	(4,252,710)
Balance at September 30, 2025	29,818,979	$29,819	$78,090,221	$(51,894,868)	$(762,292)	$(145,499)	$25,317,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECOGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(5,828,398)	$(4,252,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	820,391	621,530
Provision for (recovery of) credit losses	174,873	(50,883)
Stock-based compensation	545,711	209,858
Unrealized loss on investment securities	—	74,995
Loss (gain) on disposition of assets	(781)	1,433
Non-cash interest expense	—	43,476
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,075,540)	(143,013)
Inventory	(536,365)	75,921
Unbilled revenue	—
Prepaid assets and other current assets	113,015	(238,270)
Other assets	503,616	330,804
Increase (decrease) in:
Accounts payable	(272,496)	(725,386)
Accrued expenses and other current liabilities	(207,322)	96,898
Deferred revenue	(350,427)	(2,984,276)
Other liabilities	(732,820)	(668,956)
Net cash provided by (used in) operating activities	(6,846,543)	(7,608,579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149,454)	(353,296)
Proceeds from disposition of assets	10,784	1,280
Proceeds from the liquidation of investment in Aivita Group	96,464	—
Distributions to noncontrolling interest	—	(42,956)
Net cash used in investing activities	(42,206)	(394,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow on offering, net of transaction costs	—	18,105,100
Related-party note repayment	—	(1,076,956)
Finance lease principal payments	(283,065)	(106,414)
Proceeds from exercise of stock options	74,963	658,403
Net cash provided (used in) by financing activities	(208,102)	17,580,133
Net increase (decrease) in cash and cash equivalents	(7,096,851)	9,576,582
Cash and cash equivalents, beginning of the period	12,430,287	5,405,233
Cash and cash equivalents, end of the period	$5,333,436	$14,981,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,652	$145,072
Cash paid for taxes	$11,261	$20,615

Non-cash investing activities
Right-of-use assets acquired under operating leases	$182,649	$193,480
Right-of-use assets acquired under finance leases	$281,567	$1,013,564

Non-cash financing activities
Related party note conversion to common stock	$—	$514,148

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
Basis of Presentation
The financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board, or FASB. The FASB sets United States' ("U.S.") generally accepted accounting principles, or U.S. GAAP, to ensure financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification, or ASC. We adopted the presentation requirements for noncontrolling interests required by ASC 810 Consolidation. Under ASC 810, earnings or losses attributed to the noncontrolling interests are reported as part of the consolidated earnings and not a separate component of income or expense.
The accompanying condensed consolidated financial statements include our accounts and the accounts of the entities in which we have a controlling financial interest. Those entities include our wholly-owned subsidiary, American DG Energy Inc. ("ADGE"), Tecogen CHP Solutions, Inc., and a joint venture, American DG New York, LLC, or ADGNY, in which ADGE holds a 51.0% interest. As the controlling partner, all major decisions in respect of ADGNY are made by ADGE in accordance with the joint venture agreement. The interests in the individual underlying energy system projects in ADGNY vary between ADGE and its joint venture partner. The noncontrolling interest and distributions are determined based on economic ownership. The economic ownership is calculated by the amount invested by us and the noncontrolling partner in each site. Each quarter, we calculate a year-to-date profit or loss for each site that is part of ADGNY and the noncontrolling interest percent of economic ownership in each site is applied to determine the noncontrolling interest share in the profit or loss. The same methodology is used to determine quarterly distributions of available cash to the noncontrolling interest partner. On our balance sheet, noncontrolling interest represents the joint venture partner’s investment in ADGNY, plus its share of after-tax profits less any cash distributions. ADGE owned a controlling 51.0% legal and economic interest in ADGNY as of September 30, 2026 and December 31, 2025. Operating results for the nine months ended September 30, 2026 are not

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

necessarily indicative of the results that may be expected for the year ending December 31, 2026. All intercompany transactions have been eliminated in consolidation.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Recently Issued Accounting Standards
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update is intended to improve disclosures about public entities' expenses and will require more detailed information about types of expenses including inventory purchases, employee compensation, depreciation, amortization and depletion in commonly presented captions such as cost of sales, SG&A and research and development. In addition, an entity will be required to include certain amounts that are already disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements; disclose a qualitative description of the amounts remaining in expense captions not separately disaggregated quantitatively; and, disclose the amount of selling expense and, in annual reporting periods, the entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to the financial statements after the effective date and retrospectively to any and all prior periods presented in the financial statements. ASU 2024-03 will apply to Tecogen after December 15, 2026, adoption of which will not have a material effect on our financial position or results of operation, but will require additional disclosure.
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
The following table further disaggregates our revenue by major source and by segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Products:
Cogeneration	$492,890	$515,067	$1,098,851	$2,662,271
Chiller	2,555,064	2,234,728	4,019,892	5,624,818
Engineered Accessories	—	234,000	239,283	385,838
Total Products Revenue	3,047,954	2,983,795	5,358,026	8,672,927
Services	4,462,607	3,943,510	13,474,254	12,153,700
Energy production	363,259	255,816	1,123,445	929,085
Total revenues	$7,873,820	$7,183,121	$19,955,725	$21,755,712

The following table further disaggregates our revenue based on customer location for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$7,535,150	$6,814,854	$18,695,205	$20,755,435
Canada	265,381	299,342	1,187,231	880,946
Other	73,289	68,925	73,289	119,331
	$7,873,820	$7,183,121	$19,955,725	$21,755,712

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
    We did not recognize any revenue during the nine months ended September 30, 2026, that was included in unbilled revenue as of September 30, 2026.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    Revenue recognized during the nine months ended September 30, 2026, that was included in deferred revenue at December 31, 2025 was approximately $1,276,943.
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
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,446,436. We expect to recognize revenue of approximately 39.1% of the remaining performance obligations over the next 24 months, 29.9% recognized in the first 12 months and 9.2% recognized over the subsequent 12 months and the balance thereafter.

Note 3. Income (Loss) Per Common Share
Basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss available to stockholders	$(1,589,568)	$(2,130,947)	$(5,858,744)	$(4,254,974)
Denominator:
Weighted average shares outstanding - Basic	30,185,254	28,817,040	30,016,277	26,354,875
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	30,185,254	28,817,040	30,016,277	26,354,875
Basic loss per share	$(0.05)	$(0.07)	$(0.20)	$(0.16)
Diluted loss per share	$(0.05)	$(0.07)	$(0.20)	$(0.16)

Anti-dilutive shares underlying stock options outstanding	447,959	243,836	447,959	244,836

Note 4.	Inventories, net
Inventories at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials, net	$10,486,913	$9,361,583
Work-in-process	687,798	1,410,757
Finished goods	311,349	177,357
Total inventories, net	$11,486,060	$10,949,697

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, net

Property, plant and equipment at September 30, 2026 and December 31, 2025 consisted of the following:

	Estimated Useful Life (in Years)	September 30, 2026	December 31, 2025
Energy systems	10 - 15 years	$2,557,726	$2,488,929
Machinery and equipment	5 - 7 years	1,469,244	1,631,139
Furniture and fixtures	5 years	284,457	270,837
Computer software	3 - 5 years	192,865	192,865
Leasehold improvements	*	1,218,733	1,166,708
		5,723,025	5,750,478
Less - accumulated depreciation and amortization		(4,253,154)	(4,141,157)
Property, plant and equipment, net		$1,469,871	$1,609,321
* Lesser of estimated useful life of asset or lease term
Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2026 and 2025 was $90,505 and $278,900 and $104,405 and $300,371, respectively.

Note 6. Intangible Assets and Liabilities Other Than Goodwill

As of September 30, 2026 and December 31, 2025 we had the following amounts related to intangible assets and liabilities other than goodwill:

	September 30, 2026			December 31, 2025
Intangible assets	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Product certifications	$777,465	$(748,340)	$29,125	$777,465	$(732,469)	$44,996
Patents	888,864	(750,750)	138,114	888,910	(682,370)	206,540
Developed technology	240,000	(216,000)	24,000	240,000	(204,000)	36,000
Trademarks	26,896	—	26,896	26,896	—	26,896
In Process R&D	263,936	(207,378)	56,558	263,936	(179,100)	84,836
Favorable contract asset	384,465	(384,465)	—	384,465	(383,540)	925
Customer contracts	2,225,123	(620,407)	1,604,716	2,225,123	(478,813)	1,746,310
	$4,806,749	$(2,927,340)	$1,879,409	$4,806,795	$(2,660,292)	$2,146,503

Intangible liability
Unfavorable contract liability	$2,341,478	$(2,170,315)	$171,163	$2,341,478	$(2,136,143)	$205,335
The aggregate amortization expense related to non-contract related intangible assets were $41,525 and $124,576 and $46,686 and $132,670 for the three and nine months ended September 30, 2026 and 2025, respectively. The net aggregate expense related to the amortization of the contract related intangible assets and liabilities for the three and nine months ended September 30, 2026 and 2025 were $36,937 and $108,346 and $22,069 and $54,517, respectively.

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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

administrative expenses or cost of sales in the accompanying condensed consolidated statement of operations. Aggregate future amortization over the next five years and thereafter is estimated to be as follows:

	Non-contract Related Intangibles	Contract Related Intangibles	Total
Year 1	$165,584	$149,433	$315,017
Year 2	58,732	158,007	216,739
Year 3	9,979	158,007	167,986
Year 4	5,650	162,570	168,220
Year 5	5,650	174,116	179,766
Thereafter	2,198	631,420	633,618
Total	$247,793	1,433,553	$1,681,346

Note 7.	Aegis Contract and Related Asset Acquisitions
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes the contract-related liabilities assumed as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Acquisition liabilities, current portion
Contingent consideration	$410,007	$349,385
Deferred maintenance reserve	225,009	327,777
	$635,016	$677,162
Acquisition liabilities, net of current portion
Contingent consideration	$568,820	$826,757

Revenues and gross profit from the Aegis maintenance contracts were $625,016 and $270,743 and $2,045,404 and $1,117,951, respectively, for the three and nine months ended September 30, 2026. Revenue and gross profit for the three and nine months ended September 30, 2025 were $467,132 and $273,325 and $1,660,159 and $1,007,390, respectively. The revenue and gross profit are and have been included in our Services segment since the respective contract acquisitions.
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
We performed a remeasurement analysis of the contingent consideration and pre-acquisition deferred maintenance liabilities at September 30, 2026 and determined that the carrying value of the liabilities approximated the estimated fair value of the liabilities, based on a discounted cash flow analysis, and did not record a remeasurement adjustment for the nine months ended September 30, 2026.
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

    In connection with the asset sales, we entered into agreements with the purchaser to maintain and operate the assets over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively) in exchange for monthly fees for both maintenance and operation. These agreements contain provisions whereby we have guaranteed to the purchaser a minimum level or threshold of cash flows from the associated energy production contracts. As of September 30, 2026 the remaining minimum guaranteed cash flows aggregated to $3,733,220 over the remaining periods of the associated energy production contracts (through August 2033 and January 2034, respectively). Based upon an analysis of these energy producing assets expected future performance, as of September 30, 2026, we do not expect to make any material payments under the guarantee. Actual results are compared to the minimum threshold bi-annually and we reimburse any shortfall to the purchaser. To the extent actual results are in excess of the minimum threshold, we are entitled to fifty percent of such excess under the agreements. For the year ended December 31, 2025, we recognized a threshold shortfall of $84,854.
At June 30, 2026, our obligation under the energy production contracts was $91,912, representing 100% of the cash flows shortfall below the minimum threshold for the bi-annual period ended June 30, 2026. The shortfall was due to unexpected repair costs at two sites, which have been remediated and are not expected to be recurring. The shortfall payment was remitted in the third quarter of 2026.
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
On March 31, 2023, we entered into two lease agreements for two adjacent buildings, located in North Billerica, Massachusetts, containing approximately 26,412 square feet of manufacturing, storage and office space to serve as our headquarters and manufacturing facilities. The lease agreements provide for initial lease terms of five (5) years with two successive options to renew for additional terms of five (5) years. Both leases commenced on January 1, 2024 and require payment of the base rent, real estate taxes, common maintenance expenses and aggregate deposits of $38,200. Our costs for initial improvements required to the leased premises is estimated to range between $1,220,000 and $1,225,000. As of September 30, 2026 we have expended $1,218,733 on the required improvements at our North Billerica facility. The estimated straight-line monthly rent expense for the initial term of the lease is approximately $26,962 per month. In accordance with ASC 842-20-30-1, we recorded the lease liability and right-of-use asset using the discount rate for the lease upon the lease commencement date, January 1, 2024.
On January 1, 2024 we extended the lease for our 2,800 square foot Valley Stream, NY service center for an additional three (3) years through December 31, 2026, with an option to renew for an additional term of three (3) years. The straight-line base monthly rent for the extension is $4,560 per month. On February 1, 2024, we entered into a lease agreement for 2,063

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

square feet of office and storage space in East Syracuse, New York for an initial lease term of three (3) years, expiring on January 31, 2027, with an option for an additional lease term of two (2) years. On September 4, 2026, we exercised our option and extended the term of our lease for the East Syracuse, NY service facility through January 31, 2029. The straight-line base monthly rent for lease term is $1,929 per month. On June 17, 2024, we extended our lease for our 1,751 square foot Hayward, CA service facility for an additional three (3) years through July 31, 2027. The straight-line monthly rent for the extension is $3,662 per month. On January 15, 2025, we entered into a lease agreement for 2,969 square feet of office and storage space in Easton, MA for an initial term of five (5) years, expiring on January 31, 2030, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,324 per month. On April 30, 2025, we extended the term of our Windsor, CT service center for an additional two (2) years through March 31, 2027, effective April 1, 2025, for 2,000 square feet of office and storage space, with an option for an additional lease term of two (2) years. The straight-line base monthly rent for the initial lease term is $1,850 per month. On July 1, 2025, we exercised our option and extended the term of our 1,414 square foot Mamaroneck, NY service center for an additional term of five (5) years, expiring on February 28, 2031. The straight-line monthly rent for the additional term is $4,519 for our Mamaroneck, NY service facility. On August 17, 2026, we entered into a lease agreement for 2,500 square feet of office and storage space in Scarborough, ON for an initial lease term of five (5) years, expiring on August 31, 2031, with an option for an additional lease term of five (5) years. The straight-line base monthly rent for the initial lease term is $2,251.
Lease expense for operating leases, which principally consists of fixed payments for base rent, is recognized on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2026 and 2025 was $159,685 and $461,085 and $149,868 and $447,128, respectively.

Supplemental information related to operating leases for the nine months ended September 30, 2026 and 2025 was as follows:

	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$447,386	$412,009
Right-of-use assets obtained in exchange for operating lease liabilities	$182,649	$193,480
Weighted-average remaining lease term - operating leases	2.7 Years	3.2 Years
Weighted-average discount rate - operating leases	7.6%	7.6%
Supplemental balance sheet information related to operating leases as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Operating leases
Right-of-use assets - operating leases	$1,263,405	$1,490,094

Operating lease liability, current portion	$488,460	$538,641
Operating lease liability, net of current portion	834,732	1,004,488
Total operating lease liability	$1,323,192	$1,543,129
Finance Leases
Finance leases are included in Right-of-use assets - finance leases, Finance lease obligations, current portion and Finance lease obligations, net of current portion, on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term and using an incremental borrowing rate consistent with the lease terms or implicit rates, when readily determinable. For those leases where it is reasonably certain at the commencement date that we will exercise the option to extend the lease, then the lease term will include the lease extension term. Effective December 19, 2023, we entered into a master finance lease agreement for motor vehicles. As of September 30, 2026, we have forty (40) vehicles under lease of which five (5) vehicles have been added in the nine months ended September 30, 2026.
Lease expense for finance leases for the nine months ended September 30, 2026 and 2025 was as follows:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	September 30, 2026	September 30, 2025
Finance lease costs:
Depreciation of right-of-use assets	$308,569	$136,329
Interest on lease liabilities	101,203	53,557
Total finance lease costs	$409,772	$189,886

Supplemental information related to finance leases for the nine months ended September 30, 2026 and 2025 was as follows:

	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of finance lease liabilities	$413,537	$258,076
Right-of-use assets obtained in exchange for finance lease liabilities	$281,567	$1,013,564
Weighted-average remaining lease term - finance leases	3.3 Years	4.3 Years
Weighted-average discount rate - finance leases	10.3%	10.3%

Supplemental balance sheet information related to finance leases as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Finance leases
Right-of-use assets - finance leases	$1,407,078	$1,434,080

Finance lease liability, current portion	$340,820	$280,265
Finance lease liability, net of current portion	900,082	992,285
Total finance lease liability	$1,240,902	$1,272,550

Future minimum lease commitments under non-cancellable operating and finance leases as of September 30, 2026 were as follows:

	Operating Leases	Finance Leases	Total
Year 1	$565,885	$452,785	$1,018,670
Year 2	526,617	452,785	979,402
Year 3	224,167	403,331	627,498
Year 4	94,809	159,879	254,688
Year 5	50,822	1,330	52,152
Total lease payments	1,462,300	1,470,110	2,932,410
Less: imputed interest	139,108	229,208	368,316
Total	$1,323,192	$1,240,902	$2,564,094

Note 10.	Stock-Based Compensation
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

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

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
Under the 2022 Plan, stock options vest based upon the terms of each individual option grant with an acceleration of the unvested portion of such options upon a change of control event, as defined in the 2022 Plan. The options are not transferable except by will or domestic relations order. Under the Internal Revenue Code, the option exercise price per share under the Amended Plan cannot be less than the fair market value of the underlying shares on the date of the grant. Incentive stock options granted to an officer or employee owning more than 10% of the combined voting power of the Company are required to be exercisable at a price per share equal to 110% of the fair market value of a share on the date of grant and the option must expire within a period of not more than five years from the date of grant. The number of shares remaining available for future issuance under the Plan as of September 30, 2026 was 2,159,113.
During the year ended December 31, 2025, we recognized $799,997 of unearned compensation due to the issuance of restricted stock awards, with respect to 95,808 shares of common stock priced at $8.35 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the nine months ended September 30, 2026, we recognized $1,349,990 of unearned compensation due to the issuance of restricted stock awards, with respect to 261,120 shares of common stock priced at $5.17 per share to officers which vest in equal annual installments over the four year period commencing on the date of grant.
During the nine months ended September 30, 2026, we granted nonqualified stock options to purchase an aggregate of 50,000 shares of common stock at $2.36 per share to key employees. These options have a vesting schedule of five years and expire in ten years from the date of grant. The fair value of the employee nonqualified options issued in the nine months ended September 30, 2026 was $63,920. During the nine months ended September 30, 2026, we granted nonqualified stock options to purchase an aggregate of 125,000 shares of common stock at $5.17 per share to members of our board of directors. These options have a vesting schedule of four years and expire in ten years from the date of grant. The fair value of the director nonqualified options issued in the nine months ended September 30, 2026 was $479,750. The weighted-average grant date fair value of nonqualified stock options granted in the nine months ended September 30, 2026 was $3.11 per share.
During the nine months ended September 30, 2026, we granted incentive stock options to purchase an aggregate of 85,623 shares of common stock at $5.17 per share to key employees. These options have a vesting schedule of four years and expire in ten years from the date of grant. The fair value of the qualified stock options granted in the nine months ended September 30, 2026 was $328,621.
The weighted-average grant date fair value of all stock options granted nine months ended September 30, 2026 was $3.35 per share.
During the three and nine months ended September 30, 2026 and 2025, options for 8,750 and 80,223 and 166,681 and 547,654 shares of common stock, respectively, were exercised.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

Stock option activity for the nine months ended September 30, 2026 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2025	2,347,044	$0.71	—	$8.61	$1.90	6.70 years	$7,961,973
Granted	260,623	$2.36	—	$5.17	$4.63
Exercised	(80,223)	$0.79	—	$1.20	$0.93		$152,833
Canceled and forfeited	(103,985)	$0.71	—	$5.17	$1.90
Outstanding, September 30, 2026	2,423,459	$0.71	—	$8.61	$2.23	6.00 years	$3,409,955
Exercisable, September 30, 2026	1,542,206				$1.50	5.35 years	$2,509,120
Vested and expected to vest, September 30, 2026	2,291,271				$2.16		$3,274,830
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
The weighted average assumptions used in the Black-Scholes option pricing model for options granted in nine months ended September 30, 2026 and 2025 are as follows:

Stock Option Award Assumptions	September 30, 2026	September 30, 2025
Expected dividend yield	—%	—%
Expected life	6.30 years	6.25 years
Risk-free interest rate	4.17%	4.10%
Expected volatility	77.21%	44.32%

Consolidated stock-based compensation expense recognized on outstanding options for the three and nine months ended September 30, 2026 and 2025 was $132,678 and $306,542 and $88,714 and $172,153, respectively. No tax benefit was recognized related to the stock-based compensation recorded during the period. For the three and nine months ended September 30, 2026, we recognized stock-based compensation expense of $135,652 and $239,169, respectively, on restricted stock awards. For three and nine months ended September 30, 2025, we recognized stock-based compensation of $37,705, on restricted stock awards. No tax benefit was recognized related to the stock-based compensation recorded during the period.
At September 30, 2026, the total compensation cost related to unvested stock option awards and restricted stock awards not yet recognized is $3,418,372 and this amount will be recognized over a weighted average period of 2.17 years.

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
Marketable equity securities
    The following table presents the asset reported in "other assets" in the condensed consolidated balance sheet measured at its fair value on a recurring basis as of September 30, 2025 by level within the fair value hierarchy.

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

    We utilize a Level 2 category fair value measurement to value our investment in Aivita Group, Inc., formerly EuroSite Power, Inc., as a marketable equity security at period end. That measurement is equal to the quoted market closing price at period end. Since this security is not actively traded we classify it as Level 2.
The following table summarizes changes in Level 2 assets which are comprised of marketable equity securities for the nine months ended September 30, 2026 and 2025:

Fair value at December 31, 2025	$96,464
Proceeds from share liquidation	(96,464)
Fair value at September 30, 2026	$—

Fair value at December 31, 2024	$93,744
Unrealized loss	(74,995)
Fair value at September 30, 2025	$18,749

Contingent Contract Consideration
We utilize a Level 3 category fair value measurement to value the agreed upon Aegis contingent contract consideration and pre-acquisition deferred maintenance liabilities at period end since there are no quoted prices for this liability in non-active markets, there are no quoted prices for similar liabilities in active markets and there are no inputs that are observable for substantially the full term of the the liability. The contingent contract consideration calculation requires management to make estimates and assumptions that affect the reported amount of the liability. The contingent contract consideration is payable each calendar quarter through the earlier of the expiration or termination of the relevant maintenance agreements, or the seventh (7th) anniversary of the acquisition date. The consideration is equal to the product of the revenues collected in a calendar quarter multiplied by an applicable percentage. The agreement stipulates quarterly aggregate revenue targets and an applicable percentage, and provides for a higher applicable percentage if revenues exceed the target revenues. The applicable percentage ranges from 5% to 10% over the agreement term. On the date of acquisition, the fair value of the contingent consideration was calculated using a weighted average cost of capital of 15%, discounting the future cash flows to present value.

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	Level 1	Level 2	Level 3	Total gains (losses)
September 30, 2026
Recurring fair value measurements
Pre-acquisition deferred maintenance
Pre-acquisition deferred maintenance, current portion	$225,009	$—	$—	$225,009	$—
Contingent contract consideration
Acquisition liabilities, current portion	$410,007	$—	$—	$410,007	$—
Acquisition liabilities, net of current portion	568,820	—	—	568,820	—
Total recurring fair value measurements	$1,203,836	$—	$—	$1,203,836	$—

September 30, 2025
Recurring fair value measurements
Pre-acquisition deferred maintenance
Pre-acquisition deferred maintenance, current portion	$467,253	$—	$—	$467,253	$—
Contingent contract consideration
Acquisition liabilities, current portion	$394,266	$—	$—	$394,266	$—
Acquisition liabilities, net of current portion	816,951	—	—	816,951	—
Total recurring fair value measurements	$1,678,470	$—	$—	$1,678,470	$—

Note 13.	Segments
    Our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), manages our business through three operating segments, wherein our CODM manages our businesses by: (i) assessing operating performance on a periodic basis, (ii) making resource allocation decisions and (iii) designating responsibilities for his direct reports. As of September 30, 2026, we were organized into three operating segments through which senior management evaluates our business. These segments, as described in more detail in "Note 1. Description of Business and Basis of Presentation", are organized around the products, services and energy production provided to customers and represent our reportable segments.
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
The following table presents information by reportable segment for the three and nine months ended September 30, 2026 and 2025:

TECOGEN INC.
Notes to Condensed Consolidated Financial Statements

	Products	Services	Energy Production	Corporate	Total
Three Months Ended September 30, 2026
Revenues	$3,047,954	$4,462,607	$363,259	$—	$7,873,820
Cost of sales	2,221,685	2,561,731	144,459		4,927,875
Gross profit	826,269	1,900,876	218,800	—	2,945,945
Operating expenses	726,511	2,101,621	(32,375)	1,716,586	4,512,343
Profit (loss) from operations	$99,758	$(200,745)	$251,175	$(1,716,586)	$(1,566,398)
Identifiable assets	$9,758,472	$12,598,792	$1,527,079	$6,481,949	$30,366,292

Nine Months Ended September 30, 2026
Revenues	$5,358,026	$13,474,254	$1,123,445	$—	$19,955,725
Cost of sales	3,453,788	8,034,469	757,959		12,246,216
Gross profit	1,904,238	5,439,785	365,486	—	7,709,509
Operating expenses	2,213,806	6,269,070	24,004	5,055,100	13,561,980
Profit (loss) from operations	$(309,568)	$(829,285)	$341,482	$(5,055,100)	$(5,852,471)
Identifiable assets	$9,758,472	$12,598,792	$1,527,079	$6,481,949	$30,366,292

	Products	Services	Energy Production	Corporate	Total
Three Months Ended September 30, 2025
Revenues	$2,983,795	$3,943,510	$255,816	$—	$7,183,121
Cost of sales	1,885,377	2,946,438	167,740	—	4,999,555
Gross profit	1,098,418	997,072	88,076	—	2,183,566
Operating expenses	542,613	2,212,366	14,867	1,514,424	4,284,270
Profit (loss) from operations	$555,805	$(1,215,294)	$73,209	$(1,514,424)	$(2,100,704)
Identifiable assets	$9,610,556	$12,841,859	$2,611,264	$16,400,609	$41,464,288

Nine Months Ended September 30, 2025
Revenues	$8,672,927	$12,153,700	$929,085	$—	$21,755,712
Cost of sales	5,605,282	7,675,073	608,258	—	13,888,613
Gross profit	3,067,645	4,478,627	320,827	—	7,867,099
Operating expenses	1,719,754	5,830,684	30,539	4,392,932	11,973,909
Profit (loss) from operations	$1,347,891	$(1,352,057)	$290,288	$(4,392,932)	$(4,106,810)
Identifiable assets	$9,610,556	$12,841,859	$2,611,264	$16,400,609	$41,464,288

Note 14. Accrued Liabilities
The following table summarizes accrued liabilities as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Payroll and related benefits	$976,970	$1,077,988
Sales tax	195,439	145,205
Energy production guarantee	—	42,766
Warranty	174,000	183,000
Accrued government incentives	1,156,400	1,156,400
Other	104,019	208,791
	$2,606,828	$2,814,150

Note 15.	Subsequent Events
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
Impact of Utility Power Constraints and Data Center Construction
As more load is added to the utility grid in the form of data centers, EV charging, and other demands for power, customers are facing power constraints. Tecogen believes that these power-constrained customers, in particular data centers and industrial facilities, represent a significant opportunity for growth. The customer need is driven by the ability to expand an existing facility or open a new facility quickly while taking advantage of utility expense savings long term. Our chiller products can reduce the electrical capacity needed on-site by 30% or more. Our InVerde product provides on-site power generation which allows customers to eliminate long lead times associated with electrical switch gear and bridge any short fall in power from the utility.
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

TECOGEN INC.
Impact of Tariffs
Although the majority of our vendors are domestic, we do have some exposure to tariffs on commodities imported from Chinese and European suppliers. On July 23, 2026, President Trump imposed tariff rates of 10% or 12.5% on imported commodities from sixty countries around the world and the European Union, resulting from U.S. Trade Representative's final determination of its Section 301 investigation into whether the relevant countries had banned and effectively enforced those bans on imports made with forced labor. We do not anticipate that these tariff increases will materially affect our operations.
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
Also, we install, own, operate and maintain complete distributed generation electricity systems, or DG systems or energy systems, and other complementary systems at customer sites, and sell electricity, hot water, heat and cooling energy under long-term contracts at prices guaranteed to the customer to be below conventional utility rates. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We use a contractually defined formula to multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from each customer's local energy utility, to derive the value of our monthly energy sale, which includes a negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customer's local energy utility that month.
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

TECOGEN INC.
Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenues	100.0%	100.0%
Cost of sales	62.6%	69.6%
Gross profit	37.4%	30.4%
Operating expenses
General and administrative	47.3%	47.6%
Selling	6.4%	8.0%
Research and development	3.5%	4.1%
(Gain) loss on disposition of assets	—%	—%
Total operating expenses	57.3%	59.7%
Loss from operations	(19.9)%	(29.3)%
Total other expense, net	—%	(0.2)%
Loss before income taxes	(19.9)%	(29.5)%
Provision for state income taxes	—%	—%
Consolidated net loss	(19.9)%	(29.5)%
(Income) loss attributable to the noncontrolling interest	(0.3)%	(0.2)%
Net loss attributable to Tecogen, Inc.	(20.2)%	(29.7)%

Revenues

The following table presents revenue for the periods indicated, by segment and the change from the prior year:

	Three Months Ended
	September 30, 2026	September 30, 2025	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$492,890	$515,067	$(22,177)	(4.3)%
Chiller	2,555,064	2,234,728	320,336	14.3%
Engineered accessories	—	234,000	(234,000)	(100.0)%
Total product revenues	3,047,954	2,983,795	64,159	2.2%
Services	4,462,607	3,943,510	519,097	13.2%
Energy production	363,259	255,816	107,443	42.0%
Total revenues	$7,873,820	$7,183,121	$690,699	9.6%

    Total revenues for the three months ended September 30, 2026 were $7,873,820 compared to $7,183,121 for the same period in 2025, an increase of $690,699 or 9.6% year over year.

    Products
Products revenues in the three months ended September 30, 2026, were $3,047,954 compared to $2,983,795 for the same period in 2025, an increase of $64,159, or 2.2%. The increase in revenue during the three months ended September 30, 2026 is due to a $320,336 increase in chiller sales, offset partially by a decrease of $22,177 in cogeneration sales and a $234,000 decrease in engineered accessory sales. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

Services
Service revenues in the three months ended September 30, 2026 were $4,462,607, compared to $3,943,510 for the

TECOGEN INC.

same period in 2025, an increase of $519,097, or 13.2%. The increase in revenue during the three months ended September 30, 2026 is due to a $157,884 increase in revenues from the acquired Aegis maintenance contracts and a $361,213 increase in revenues from existing service contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the three months ended September 30, 2026 were $363,259, compared to $255,816 for the same period in 2025, an increase of $107,443, or 42.0%. The increase in Energy Production revenue is due to improved site operations in the three months ended September 30, 2026.
Cost of Sales
    Cost of sales in the three months ended September 30, 2026, was $4,927,875 compared to $4,999,555 for the same period in 2025, a decrease of $71,680, or 1.4%. The decrease in cost of sales is due to decreased service contract maintenance costs due to lower labor and material costs. During the three months ended September 30, 2026, our gross margin increased to 37.4% compared to 30.4% for the same period in 2025, a 7.0% percentage point increase due to higher Services margins.
    Products
Cost of sales for Products in the three months ended September 30, 2026, was $2,221,685 compared to $1,885,377 for the same period in 2025, an increase of $336,308, or 17.8%. During the three months ended September 30, 2026, our Products gross margin was 27.1% compared to 36.8% for the same period in 2025, a 9.7% percentage point decrease. The decrease in gross margin percentage is due to lower margins achieved on sales of our hybrid-drive air-cooled chillers and cogeneration products in 2026.
Services
Cost of sales for Services in the three months ended September 30, 2026, was $2,561,731 compared to $2,946,438 for the same period in 2025, a decrease of $384,707, or 13.1%, due to decreased labor and material costs. During the three months ended September 30, 2026, our Services gross margin increased to 42.6% compared to 25.3% in the same period in 2025, a 17.3% percentage point increase. The increase in gross margin percent is due to decreased labor and material costs incurred in 2026.
    Energy Production
    Cost of sales for Energy Production in the three months ended September 30, 2026, was $144,459 compared to $167,740 for the same period in 2025, a decrease of $23,281, or 13.9%. During the three months ended September 30, 2026, our Energy Production gross margin increased to 60.2% compared to 34.4% for the same period in 2025, a 25.8% percentage point increase, due to a decrease in service contract maintenance costs.
Operating Expenses
Operating expenses increased $228,073, or 5.3%, to $4,512,343 in the three months ended September 30, 2026 compared to $4,284,270 in the same period in 2025.

	Three Months Ended
Operating Expenses	September 30, 2026	September 30, 2025	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$3,724,299	$3,411,762	$312,537	9.2%
Selling	508,669	572,869	$(64,200)	(11.2)%
Research and development	285,450	297,926	$(12,476)	(4.2)%
(Gain) loss on disposition of assets	(6,075)	1,713	$(7,788)	(454.6)%
Total	$4,512,343	$4,284,270	$228,073	5.3%

TECOGEN INC.

    General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the three months ended September 30, 2026 were $3,724,299 compared to $3,411,762 for the same period in 2025, an increase of $312,537 or 9.2%, due to a $243,703 increase in payroll and benefits, a $94,152 increase in credit losses, an $46,301 increase in depreciation and amortization costs, a $134,157 increase in stock-based compensation expense, offset partially by a $42,989 decrease in travel costs, a $61,675 decrease in business insurance costs, and a $92,791 decrease in operating supply costs in the three months ended September 30, 2026.
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the three months ended September 30, 2026, were $508,669 compared to $572,869 for the same period in 2025, a decrease of $64,200 or 11.2%, due to a $49,226 decrease in sales commissions, a $7,600 decrease in payroll, and a $4,986 decrease in travel costs, offset partially by a $13,540 increase in stock-based compensation.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the three months ended September 30, 2026, were $285,450 compared to $297,926 for the same period in 2025, a decrease of $12,476 or 4.2%, due to a general decrease in spending incurred in the three months ended September 30, 2026.
The gain on asset dispositions for the three months ended September 30, 2026, was $6,075 compared to a loss on asset dispositions of $1,713 for the three months ended September 30, 2025.
Income (loss) from Operations
    Our loss from operations for the three months ended September 30, 2026, was $1,566,398 compared to a loss from operations of $2,100,704 for the same period in 2025, a decrease of $534,306, or 25.4%. The decrease in the loss from operations is due to increased Services segment revenues and gross profit, offset partially by a $228,073 increase in operating expenses.
Other Income (Expense), net
    Other income, net for the three months ended September 30, 2026, was $73 compared to other expense net of $15,434 for the same period in 2025, an increase of $15,507, due to a $56,246 decrease in unrealized loss on marketable securities and a $3,705 decrease in interest expense due to the repayment of the related-party notes three months ended September 30, 2025, and by a $170 decrease in currency exchange losses, offset partially by a $44,623 decrease in interest income earned on invested cash balances in the three months ended September 30, 2026.
Provision for State Income Taxes
    The provision for state income taxes for the three months ended September 30, 2026 and 2025 was $— and $2,928, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
    The income attributable to the noncontrolling interest was $23,243 for the three months ended September 30, 2026, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2025, the income attributable to the noncontrolling interest was $11,881.
Net Income (loss) Attributable to Tecogen Inc.
    The net loss attributable to Tecogen for the three months ended September 30, 2026, was a net loss of $1,589,568 compared to a net loss of $2,130,947 for the same period in 2025, a decrease of $541,379, or 25.4%. The decrease in the net loss is due to higher Services segment revenues and gross profit, offset partially by a $228,073 increase in operating expenses.

TECOGEN INC.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Revenues	100.0%	100.0%
Cost of sales	61.4%	63.8%
Gross profit	38.6%	36.2%
Operating expenses
General and administrative	54.9%	43.3%
Selling	8.2%	7.7%
Research and development	4.9%	3.9%
(Gain) loss on disposition of assets	—%	—%
Total operating expenses	68.0%	55.0%
Loss from operations	(29.3)%	(18.8)%
Total other income (expense), net	0.2%	(0.6)%
Consolidated net loss before taxes	(29.2)%	(19.4)%
Provision for state income taxes	0.1%	0.1%
Consolidated net loss	(29.1)%	(19.5)%
(Income) loss attributable to the noncontrolling interest	(0.2)%	—%
Net loss attributable to Tecogen, Inc.	(29.4)%	(19.5)%

Revenues

The following table presents revenue for the periods indicated by segment and the change from the prior year:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Increase (Decrease) $	Increase (Decrease) %
REVENUE:
Products
Cogeneration	$1,098,851	$2,662,271	$(1,563,420)	(58.7)%
Chiller	4,019,892	5,624,818	(1,604,926)	(28.5)%
Engineered accessories	239,283	385,838	(146,555)	(38.0)%
Total product revenues	5,358,026	8,672,927	(3,314,901)	(38.2)%
Services	13,474,254	12,153,700	1,320,554	10.9%
Energy production	1,123,445	929,085	194,360	20.9%
Total revenues	$19,955,725	$21,755,712	$(1,799,987)	(8.3)%

Total revenues for the nine months ended September 30, 2026 were $19,955,725 compared to $21,755,712 for the same period in 2025, a decrease of $1,799,987 or 8.3% year over year.

Products
Products revenues in the nine months ended September 30, 2026, were $5,358,026 compared to $8,672,927 for the same period in 2025, a decrease of $3,314,901, or 38.2%. The decrease in revenue during the nine months ended September 30, 2026 is due to a decrease in cogeneration sales of $1,563,420, a decrease in chiller sales of $1,604,926 and a decrease in engineered accessory sales of $146,555. Cogeneration sales in the nine months ended September 30, 2025 were higher due to the shipment of several cogeneration systems to customers seeking tax credits under the Inflation Reduction Act of 2022. Our Products sales mix, as well as product revenue, can vary significantly from period to period as our products are high dollar, low volume sales.

TECOGEN INC.
Services
    Service revenues in the nine months ended September 30, 2026, were $13,474,254, compared to $12,153,700 for the same period in 2025, an increase of $1,320,554, or 10.9%. The increase in revenue during the nine months ended September 30, 2026, is due to a $935,309 increase in revenue from existing service contracts and a $385,245 increase in revenue from the acquired Aegis maintenance contracts.
Our service operation revenues grow with the sale of installed systems, since the majority of our product sales are accompanied by a service contract or time and materials agreements. As a result, our “fleet” of units being serviced by our service department grows with product sales.
    Energy Production
    Energy Production revenues in the nine months ended September 30, 2026, were $1,123,445, compared to $929,085 for the same period in 2025, an increase of $194,360, or 20.9%. The increase in Energy Production revenue is due to improved site operations in the nine months ended September 30, 2026.
Cost of Sales
    Cost of sales in the nine months ended September 30, 2026, was $12,246,216 compared to $13,888,613 for the same period in 2025, a decrease of $1,642,397, or 11.8%. The decrease in cost of sales is due to decreased product shipments, offset partially by increased service contract maintenance costs due to higher labor and material costs. During the nine months ended September 30, 2026, our gross margin increased to 38.6% compared to 36.2% for the same period in 2025, a 2.4% percentage point increase due to higher Products and Services segment gross margin.
    Products
Cost of sales for Products in the nine months ended September 30, 2026, was $3,453,788 compared to $5,605,282 for the same period in 2025, a decrease of $2,151,494, or 38.4% due to decreased sales of Products. During the nine months ended September 30, 2026, our Products gross margin was 35.5% compared to 35.4% for the same period in 2025, a 0.1% percentage point increase. The increase in the gross margin percentage is due to price increases instituted in 2026.
Services
Cost of sales for Services in the nine months ended September 30, 2026 was $8,034,469 compared to $7,675,073 for the same period in 2025, an increase of $359,396, or 4.7%, due to increased labor and material costs. During the nine months ended September 30, 2026, our Services gross margin increased to 40.4% compared to 36.8% in the same period in 2025, a 3.6% percentage point increase. The increase in margin is due to increased revenues recognized in 2026.
    Energy Production
    Cost of sales for Energy Production in the nine months ended September 30, 2026, was $757,959 compared to $608,258 for the same period in 2025, an increase of $149,701, or 24.6%. During the nine months ended September 30, 2026, our Energy Production gross margin decreased to 32.5% compared to 34.5% for the same period in 2025, a 2.0% percentage point decrease. The increase in costs and the decreased gross margin are due to the guarantee shortfall of $91,912 recognized for the bi-annual period ended June 30, 2026.
Operating Expenses
Operating expenses increased $1,588,071, or 13.3%, to $13,561,980 in the nine months ended September 30, 2026, compared to $11,973,909 in the same period in 2025.

	Nine Months Ended
Operating Expenses	September 30, 2026	September 30, 2025	Increase (Decrease) $	Increase (Decrease) %
General and administrative	$10,953,622	$9,431,073	$1,522,549	16.1%
Selling	1,639,642	1,682,085	(42,443)	(2.5)%
Research and development	969,497	859,318	110,179	12.8%
Gain on disposition of assets	(781)	1,433	(2,214)	(154.5)%
Total	$13,561,980	$11,973,909	$1,588,071	13.3%

TECOGEN INC.
General and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. General and administrative expenses for the nine months ended September 30, 2026, were $10,953,622 compared to $9,431,073 for the same period in 2025, an increase of $1,522,549 or 16.1%, due to a $618,677 increase in payroll and benefits, $225,756 increase in credit losses due in part to the $75,000 credit loss recovery recognized in 2025, an $197,395 increase in depreciation and amortization costs, a $291,877 increase in stock-based compensation expense, a $92,281 increase in facility costs, a $9,265 increase in travel costs, a $28,584 increase in business insurance costs and the litigation reserve settlement of $79,006 recognized in the nine months ended September 30, 2025, offset partially by a $17,238 decrease in operating supply costs
    Selling expenses consist of sales staff, commissions, marketing, travel and other selling related expenses. Selling expenses for the nine months ended September 30, 2026, were $1,639,642 compared to $1,682,085 for the same period in 2025, a decrease of $42,443 or 2.5%, due to a $136,705 decrease in sales commissions and $11,956 decrease in travel costs, offset partially by a $41,509 increase in stock-based compensation expense and a $64,198 increase in commissions, and advertising and trade show spend targeted to the data center market.
    Research and development expenses consist of engineering and technical staff, materials, outside consulting and other related expenses. Research and development expenses for the nine months ended September 30, 2026, were $969,497 compared to $859,318 for the same period in 2025, an increase of $110,179 or 12.8%, due to a $91,205 increase in payroll costs and other spending increases incurred to continue to improve and refine the hybrid-drive air-cooled chiller.
The gain on asset dispositions for the nine months ended September 30, 2026 was $781 compared to a loss on asset dispositions of $1,433 for the nine months ended September 30, 2025.
Income (loss) from Operations
    Our loss from operations for the nine months ended September 30, 2026, was $5,852,471 compared to a loss from operations of $4,106,810 for the same period in 2025, an increase in the loss from operations of $1,745,661, or 42.5%. The increase in the loss from operations is due to lower Products segment revenues and gross profit and a $1,588,071 increase in operating expenses.
Other Income (Expense), net
    Other income, net for the nine months ended September 30, 2026, was $35,334 compared to other expense net of $125,285 for the same period in 2025, an increase of $160,619, due to a $98,322 increase in interest income earned on invested cash balances, a $74,995 decrease in unrealized loss on marketable securities, and a $695 decrease in interest expense, offset partially by a $13,519 increase in currency exchange losses in the nine months ended September 30, 2026.
Provision for State Income Taxes
    The provision for state income taxes for the nine months ended September 30, 2026 and 2025 was $11,261 and $20,615, respectively, and represents estimated income tax payments, net of refunds, to various states.
Noncontrolling Interest
The income attributable to the noncontrolling interest was $30,346 for the nine months ended September 30, 2026, which represents the noncontrolling interest portion of American DG Energy's 51% owned subsidiary, American DG New York, LLC. For the same period in 2025, the income attributable to the noncontrolling interest was $2,264. The increase in the nine months ended September 30, 2026, is attributable to increased revenue and lower operating costs for the nine months ended September 30, 2026 and the temporary shutdown of a site for repairs during the 2025 period.
Net Income (loss) Attributable to Tecogen Inc.
The net loss attributable to Tecogen Inc., for the nine months ended September 30, 2026, was a net loss of $5,858,744 compared to a net loss of $4,254,974 for the same period in 2025, an increase of $1,603,770, or 37.7%. The increase in the net loss is due to lower Products segment revenues and gross profit and a $1,588,071 increase in operating expenses.

TECOGEN INC.

Liquidity and Capital Resources

Sources of Liquidity
During the nine months ended September 30, 2026, we incurred a net loss from operations of $5,852,471 compared to a net loss from operations of $4,106,810 in the same period in 2025. Cash flows used in operations increased $762,036 during the nine months ended September 30, 2026, compared to the same period in 2025, due to the decrease in deferred revenue utilization. As of September 30, 2026, we had cash and cash equivalents of $5,333,436 compared to cash and cash equivalents of $12,430,287 as of December 31, 2025, a decrease of $7,096,851 or 57.1%, and an accumulated deficit as of September 30, 2026, of $61,747,393.
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
Cash Flows
The following table presents a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended
Cash Provided by (Used in)	September 30, 2026	September 30, 2025	Increase (Decrease)
Operating activities	$(6,846,543)	$(7,608,579)	$762,036
Investing activities	(42,206)	(394,972)	352,766
Financing activities	(208,102)	17,580,133	(17,788,235)
Change in cash and cash equivalents	$(7,096,851)	$9,576,582	$(16,673,433)
Consolidated working capital at September 30, 2026, was $14,468,383 compared to $19,618,132 at December 31, 2025, a decrease of $5,149,749, or 26.2%, due to the loss from operations. Included in working capital were cash and cash equivalents of $5,333,436 at September 30, 2026, compared to $12,430,287 at December 31, 2025, a decrease of $7,096,851, or 57.1%.
Cash Flows from (Used in) Operating Activities
    Cash used by operating activities for the nine months ended September 30, 2026, was $6,846,543 compared to cash used of $7,608,579 by operating activities for the same period in 2025, a decrease in cash used of $762,036. Our accounts receivable and unbilled revenue balances were $5,181,659 and $138,020, respectively, at September 30, 2026, compared to $4,280,991 and $138,020 at December 31, 2025, using $1,075,540 of cash. The increase in accounts receivable at September 30, 2026 is due to increased Products segment revenues.
Accounts payable decreased to $3,109,047 as of September 30, 2026, from $3,381,545 at December 31, 2025, using $272,496 in cash flow from operations. The decrease in accounts payable is due to a reduction in dated payable liabilities. Deferred revenue decreased to $4,446,436 as of September 30, 2026, compared to $4,796,863 as of December 31, 2025, due to the application of customer deposits against accounts receivables due to Products segment shipments in the nine months ended September 30, 2026, using $350,427 of cash from operations. Our inventories increased to $11,486,060 in the nine months ended September 30, 2026 compared to $10,949,697 as of December 31, 2025, using $536,365 in cash. We expect accounts payable and deferred revenue to fluctuate with routine changes in operations.
Cash Flows from (Used in) Investing Activities
During the nine months ended September 30, 2026, we used $149,454 of cash to purchase property, plant and equipment, primarily for improvements required at the North Billerica facility, received $96,464 of proceeds from the liquidation of our investment in Aivita Group Inc., formerly EuroSite Power Inc. and received $10,784 in proceeds from the disposition of assets. During the nine months ended September 30, 2025 we used $353,296 of cash for leasehold improvements required at the North Billerica facility and distributed $42,956 to the 49% non-controlling interest holders of American DG New York LLC and received $1,280 in proceeds from the disposition of assets, including insurance proceeds.
Cash Flows from (Used in) Financing Activities

TECOGEN INC.
During the nine months ended September 30, 2026, we used $283,065 of cash in payment of finance lease principal and received $74,963 of proceeds from the exercise of stock options. During the nine months ended September 30, 2025, we received $18,105,100 in net proceeds from the follow on public offering, we received $658,403 of proceeds from the exercise of stock options and used $106,414 of cash in payment of finance lease principal.
Backlog
As of September 30, 2026, our backlog of product, excluding service contracts, was $6,979,771, consisting of $3,959,371 of purchase orders received by us and $3,020,400 of projects in which the customer's internal approval process is complete, financial resources have been allocated, and the customer has made a firm verbal commitment that the order is in the process of execution. Customer verbal commitments are not binding customer orders and may be subject to cancellation, modification, delay or failure by the customer to convert.
As of September 30, 2025, our backlog of product and installation projects, excluding service contracts, was $4,024,779 consisting of $3,002,768 of purchase orders received by us. Backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.
Liquidity
At September 30, 2026, we had cash and cash equivalents of $5,333,436, a decrease of $7,096,851 or 57.1% from the cash and cash equivalents balance at December 31, 2025. The decrease in cash during the nine months ended September 30, 2026 is due to increased spending at our Services segment, manufacturing costs incurred to increase our production capacity, research and development costs incurred to continue to improve and refine the hybrid-drive air-cooled chiller and an increase in our inventories.
Based on our current operating plan, we believe existing resources, including cash and cash equivalents and the cash flows from operations will be sufficient to meet our working capital requirements for the next twelve months. We relied upon the cash from the July 2025 equity raise to fund our operating activities in nine months ended September 30, 2026, which were negatively impacted by lower Products revenue, increased spending at our Services segment and other cost increases incurred in anticipation of increased future Products segment data center orders and revenue. In order to grow our business, fund the continued development of our hybrid-drive air-cooled chiller, and respond to opportunities in the data center market, we expect that our cash requirements will increase and we may need to raise additional capital through one or more debt or equity financings to meet our need for capital to fund operations and future growth. There can be no assurance that we will be able to raise such additional financing or upon terms that are acceptable to us or at all.

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
Remediation
We are committed to remediating the material weakness identified in internal controls over financial reporting and have begun the process to remediate this material weakness. Our efforts will focus on instituting mitigating controls to address segregation of duties; hiring of additional staff; implementing additional controls to address system access deficiencies; implementing additional controls over business operations; establish independent review and verification procedures for our vendor and customer master files; enhance the documentation to support review occurrences and approval procedures; and, commence regular periodic reviews of our internal controls over financial reporting with our Board of Directors and Audit Committee to address the inadequate risk oversight function and institute procedures to evaluate and report on risks to financial reporting, including the documentation and completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of our controls to mitigate these risks. We plan to expand our accounting and financial reporting personnel with additional U.S GAAP and internal controls experience, which begins to address the segregation of duty issues and have implemented monitoring and review controls within key financial reporting processes.
Changes in Internal Control over Financial Reporting:
We have implemented changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period covered by this Report that have improved our internal controls, but have not materially affected, or are not likely to materially affect, our internal controls over financial reporting.
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

TECOGEN INC.
Risks Related to Our Business and Financial Condition
We incurred a net loss of $5,858,744 during the nine months ended September 30, 2026, compared to a loss of $4,254,974 in the same period in 2025. We have a history of incurring losses from our operations and there can be no assurance we will be able to increase our revenues, manage our expenses and cash flows, and become profitable in the future.
We incurred a net loss of $5,858,744 during the nine months ended September 30, 2026, compared to a net loss of $4,254,974 in the nine months ended September 30, 2025. Historically, we have incurred net losses, including a net loss of $8,248,755 for the year ended December 31, 2025, and, as of September 30, 2026, we had an accumulated deficit of $61,747,393. Our business is capital intensive and, because our products are built to order with customized configurations, the lead time to build and deliver a unit can be significant. We may be required to purchase key components long before we can deliver a unit and receive payment. Changes in customer orders or lack of demand may also impact our profitability. There can be no assurance we will be able to increase our sales and achieve and sustain profitability in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

TECOGEN INC.
(Registrant)

Dated: November 12, 2026	By:	/s/ Abinand Rangesh
Abinand Rangesh
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Roger P. Deschenes
Roger P. Deschenes
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)